Form 10-Q
period 2021-06-30
Xponential Fitness, Inc.
filed 2021-08-25
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-40638

Xponential Fitness, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4395129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17877 Von Karman Ave., Suite 100 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 346-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	XPOF	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 20, 2021, the registrant had 22,994,044 shares of Class A common stock outstanding and 23,542,663 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$20,203	$11,299
Accounts receivable, net (Note 9)	7,890	5,196
Inventories	5,284	6,161
Prepaid expenses and other current assets	8,696	5,480
Deferred costs, current portion	3,392	3,281
Notes receivable from franchisees, net (Note 9)	1,130	1,288
Related party receivable (Note 9)	314	—
Total current assets	46,909	32,705

Property and equipment, net	12,587	13,694
Goodwill	147,863	139,680
Intangible assets, net	107,896	98,124
Deferred costs, net of current portion	37,021	35,445
Notes receivable from franchisees, net of current portion (Note 9)	2,046	2,576
Other assets	588	614
Total assets	$354,910	$322,838
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable	$14,283	$18,339
Accrued expenses (Note 9)	13,957	13,764
Deferred revenue, current portion	18,590	14,247
Notes payable (Note 9)	932	970
Current portion of long-term debt	2,120	5,795
Other current liabilities	1,933	1,804
Total current liabilities	51,815	54,919

Deferred revenue, net of current portion	82,137	74,361
Contingent consideration from acquisitions (Note 10)	9,240	8,399
Long-term debt, net of current portion, discount and issuance costs	204,733	176,002
Other liabilities	4,431	4,408
Total liabilities	352,356	318,089

Commitments and contingencies (Note 10)

Member’s equity:
Member’s contribution	124,251	113,697
Receivable from Member (Note 9)	(1,454)	(1,456)
Accumulated deficit	(120,243)	(107,492)
Total member’s equity	2,554	4,749
Total liabilities and member’s equity	$354,910	$322,838

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net:
Franchise revenue	$17,764	$8,984	$31,519	$23,831
Equipment revenue	4,755	5,159	8,821	11,894
Merchandise revenue	4,509	3,552	8,741	8,616
Franchise marketing fund revenue	3,314	737	5,797	3,434
Other service revenue	5,433	3,030	9,962	5,474
Total revenue, net	35,775	21,462	64,840	53,249
Operating costs and expenses:
Costs of product revenue	6,274	6,781	11,618	14,879
Costs of franchise and service revenue	3,127	2,048	5,446	4,130
Selling, general and administrative expenses (Note 9)	21,202	15,437	37,804	27,310
Depreciation and amortization	2,407	1,883	4,462	3,697
Marketing fund expense	2,860	821	5,476	3,406
Acquisition and transaction expenses (income)	297	(5,035)	647	(5,809)
Total operating costs and expenses	36,167	21,935	65,453	47,613
Operating income (loss)	(392)	(473)	(613)	5,636
Other (income) expense:
Interest income	(358)	(87)	(453)	(177)
Interest expense (Note 9)	11,591	4,366	16,014	12,352
Gain on debt extinguishment	(3,707)	—	(3,707)	—
Total other expense	7,526	4,279	11,854	12,175
Loss before income taxes	(7,918)	(4,752)	(12,467)	(6,539)
Income taxes	83	—	284	162
Net loss	$(8,001)	$(4,752)	$(12,751)	$(6,701)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Condensed Consolidated Statements of Changes to Member’s Equity

(Unaudited)

(amounts in thousands)

	Member’s Contribution	Receivable from Member	Accumulated Deficit	Total Member’s Equity
Balance at December 31, 2020	$113,697	$(1,456)	$(107,492)	$4,749
Equity based compensation	671	—	—	671
Parent contribution of Rumble assets	20,483	—	—	20,483
Distributions to Member	(10,600)	—	—	(10,600)
Payment received from Member, net	—	2	—	2
Net loss	—	—	(12,751)	(12,751)
Balance at June 30, 2021	$124,251	$(1,454)	$(120,243)	$2,554

	Member’s Contribution	Receivable from Member	Accumulated Deficit	Total Member’s Equity
Balance at December 31, 2019	$152,265	$(31,735)	$(93,852)	$26,678
Equity based compensation	865	—	—	865
Member contributions	22,884	—	—	22,884
Distributions to Member	(73,203)	—	—	(73,203)
Payment received from Member, net	—	30,279	—	30,279
Net loss	—	—	(6,701)	(6,701)
Balance at June 30, 2020	$102,811	$(1,456)	$(100,553)	$802

	Member’s Contribution	Receivable from Member	Accumulated Deficit	Total Member’s Equity
Balance at March 31, 2021	$123,802	$(1,454)	$(112,242)	$10,106
Equity based compensation	449	—	—	449
Net loss	—	—	(8,001)	(8,001)
Balance at June 30, 2021	$124,251	$(1,454)	$(120,243)	$2,554

	Member’s Contribution	Receivable from Member	Accumulated Deficit	Total Member’s Equity
Balance at March 31, 2020	$102,364	$(1,456)	$(95,801)	$5,107
Equity based compensation	447	—	—	447
Net loss	—	—	(4,752)	(4,752)
Balance at June 30, 2020	$102,811	$(1,456)	$(100,553)	$802

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,751)	$(6,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,462	3,697
Amortization of debt issuance cost	5,350	2,501
Amortization of discount on long-term debt	271	—
Change in contingent consideration from acquisitions	340	(5,809)
Bad debt expense	10	3,547
Equity based compensation	671	865
Non-cash interest	512	644
Gain on debt extinguishment	(3,707)	—
Loss from disposal of assets	179	44
Impairment of long-lived assets	781	—
Changes in assets and liabilities:
Accounts receivable	(2,619)	1,407
Inventories	876	(125)
Prepaid expenses and other current assets	(3,217)	(1,676)
Deferred costs	(1,809)	(2,006)
Notes receivable, net	177	53
Accounts payable	(3,241)	(3,458)
Accrued expenses	2,059	(687)
Related party payable	(315)	(8)
Other current liabilities	129	(841)
Deferred revenue	12,302	3,190
Other assets	26	(43)
Other liabilities	24	42
Net cash provided by (used in) operating activities	510	(5,364)
Cash flows from investing activities:
Purchases of property and equipment	(2,023)	(764)
Purchase of studios	(390)	(627)
Proceeds from sale of assets	318	50
Purchase of intangible assets	(568)	(554)
Notes receivable issued	—	(326)
Notes receivable payment received	550	—
Net cash used in investing activities	(2,113)	(2,221)
Cash flows from financing activities:
Borrowings from line of credit	—	10,000
Payments on line of credit	—	(8,000)
Borrowings from long-term debt	218,360	188,665
Payments on long-term debt	(194,330)	(147,369)
Debt issuance costs	(904)	(5,036)
Payment of contingent consideration	(1,935)	(1,375)
Payments on loans from related party (Note 9)	(86)	(110)
Member contributions	—	17,286
Distributions to Member	(10,600)	(73,203)
Receipts from (advances to) Member, net (Note 9)	2	30,279
Net cash provided by financing activities	10,507	11,137
Increase in cash, cash equivalents and restricted cash	8,904	3,552
Cash, cash equivalents and restricted cash, beginning of period	11,299	9,339
Cash, cash equivalents and restricted cash, end of period	$20,203	$12,891

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$10,672	$—
Income taxes paid	258	—
Noncash investing and financing activity:
Capital expenditures accrued	$201	$521
Contingent consideration converted to Member contribution	—	5,598
Parent contribution of Rumble assets	20,483	—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (“XPO, Inc.”), was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, XPO, Inc. completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, XPO, Inc. is a holding company with its principal asset being a controlling ownership interest in Xponential Fitness LLC (the “Company”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The operations of the Company represent the predecessor to XPO, Inc. prior to the IPO.

In connection with the IPO, XPO, Inc. entered into the following series of transactions to implement an internal reorganization, (the “Reorganization Transactions.”) The pre-IPO members of XPO Holdings (the “Pre-IPO LLC Members”) who retained their equity ownership in the form of limited liability company units (the “LLC Units”), immediately following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members.”

•

Because XPO, Inc. will manage and operate the business and control the strategic decisions and day-to-day operations of the Company through its ownership of XPO Holdings and because it will also have a substantial financial interest in the Company through its ownership of XPO Holdings, it will consolidate the financial results of the Company and XPO Holdings, and a portion of its net income will be allocated to the non-controlling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of XPO Holdings’ net income or loss.

•

XPO, Inc.’s amended and restated certificate of incorporation authorizes the issuance of two classes of common stock, Class A common stock and Class B common stock (collectively, “common stock”) and preferred stock and the certificates of designation adopted in connection with the IPO designated 200,000 shares of preferred stock as 6.50% Series A-1 Convertible Preferred Stock (the “Series A-1 preferred stock”) and 200,000 shares of Preferred Stock as 6.50% Series A Convertible Preferred Stock (the “Series A Convertible preferred stock and, together with the Series A-1 preferred stock, the “Convertible Preferred”). Each share of common stock entitles its holder to one vote per share on all matters submitted to a vote of stockholders.

•

Prior to completion of the IPO, XPO, Inc. acquired, directly and indirectly, limited liability company units of XPO Holdings (the “LLC Units”) through (i) the contribution of LLC Units by H&W Investco, LP and Lag Fit, Inc. in exchange for Class A common stock (the “IPO Contribution”) and (ii) the “Mergers,” in which Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) were contributed by their owners (the “Blocker Shareholders”) to XPO, Inc. in exchange for Class A common stock, and, in the case of H&W Investco Blocker II, LP a cash payment (the “H&W Cash Merger Consideration”), after which the Blocker Companies immediately merged with and into XPO, Inc.

•

Prior to the completion of the IPO, XPO, Inc. issued and sold 200,000 shares of Convertible Preferred to certain affiliates of MSD Partners, L.P., a fund within the D.E. Shaw group and a fund managed by Redwood Capital Management, LLC (the “Preferred Investors”) for aggregate cash proceeds of $200,000, before deduction of offering costs.

•

Each Continuing Pre-IPO LLC Member (other than LCAT Franchise Fitness Holdings, Inc. (“LCAT”) was issued a number of shares of Class B common stock equal to the number of vested LLC Units held by such Continuing Pre-IPO LLC Member.

•

Under the Limited Liability Company Agreement of XPO Holdings (the “Amended LLC Agreement”), holders of LLC Units (other than XPO, Inc.) have the right, from and after the completion of the IPO (subject to the terms of the Amended LLC Agreement), to require XPO Holdings to redeem all or a portion of their LLC Units for, at XPO, Inc.’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of Class A common stock for each LLC Unit redeemed (subject to customary adjustments) or the net proceeds from a substantially contemporaneous offering of Class A common stock in accordance with the terms of the Amended LLC Agreement. Additionally, in the event of a redemption request from a holder of LLC Units, XPO, Inc. may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if XPO, Inc., following a redemption request from a holder of LLC Units, redeems or exchanges LLC Units of such holder pursuant to the terms of the Amended LLC Agreement.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

•

XPO, Inc. used the net proceeds from the IPO, together with the $200,000 in proceeds received from the sale of Convertible Preferred to (i) acquire newly issued preferred units of XPO Holdings (the “Preferred Units”) and LLC Units, (ii) purchase all of the shares of LCAT from LCAT shareholders and (iii) pay the H&W Cash Merger Consideration.

•	After the acquisition of LCAT from LCAT shareholders, LCAT merged with and into XPO, Inc., after which XPO, Inc. owns directly the LLC Units previously held by LCAT.
•

XPO, Inc. entered into a tax receivable agreement (“TRA”) that obligates it to make payments to the Continuing Pre-IPO LLC Members, the Blocker Shareholders and any future party to the TRA (the “TRA parties”) in the aggregate generally equal to 85% of the applicable cash savings realized as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in XPO, Inc.’s allocable share of existing tax basis and tax basis adjustments that may result from (x) the IPO Contribution, the redemption of Class A-5 Units of H&W Franchise Holdings, LLC (the “Class A-5 Units”) in connection with the IPO (the “Class A-5 Unit Redemption”), and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. XPO, Inc. will retain the benefit of the remaining 15% of these tax savings.

•

XPO Holdings used the proceeds from the issuance of LLC Units and Preferred Units to (i) to repay approximately $116,059 of outstanding borrowings under the Term Loan (see Note 8), including prepayment penalties and interest, (ii) to pay fees and expenses of approximately $6,700 in connection with the IPO and the Reorganization Transactions, (iii) to pay approximately $20,500 in the Class A-5 Unit Redemption for the Class A-5 Units redeemed from certain of the Continuing Pre-IPO Members and (iv) the remainder for working capital.

The corporate structure following the completion of the IPO, as described above, is commonly referred to as an “Up-C” structure, which is used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure will allow Continuing Pre-IPO LLC Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO.

The Company was formed on August 11, 2017 as a Delaware limited liability company for the sole purpose of franchising fitness brands in several verticals within the boutique fitness industry. The Company is a wholly owned subsidiary of XPO Holdings (the “Member”), which was formed on February 24, 2020, and prior to the IPO, ultimately, H&W Franchise Holdings, LLC (the “Parent”). Prior to the formation of the Member, the Company was a wholly owned subsidiary of H&W Franchise Intermediate Holdings, LLC.

Currently, the Company’s portfolio of nine brands includes: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “Stretch Lab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “Yoga Six,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT” and “Pure Barre,” which are dance-based concepts that provide a combination of personal training and movement based techniques; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; and “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 52 and 16 company-owned studios as of June 30, 2021 and 2020, respectively.

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in member’s equity, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 consolidated financial statements disclosed in the final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2021 in connection with the IPO. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

On March 24, 2021, the Company acquired the rights to franchise the Rumble concept and has included the results of operations of Rumble in its condensed consolidated statement of operations from that date forward. See Note 3 for additional information.

Principles of consolidation – The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries Club Pilates Franchise, LLC; CycleBar Holdco, LLC; Stretch Lab Franchise, LLC; Row House Franchise, LLC; Yoga Six Franchise, LLC; AKT Franchise, LLC; PB Franchising, LLC; Stride Franchise, LLC; Rumble Franchise, LLC and Xponential Fitness Brands International, LLC. All intercompany transactions have been eliminated in consolidation.

Use of estimates – The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

Note 2 – Summary of Significant Accounting Policies

Segment information –The Company operates in one operating segment. During the three and six months ended June 30, 2021 and 2020, the Company did not generate material international revenues and as of June 30, 2021 and December 31, 2020, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. Restricted cash was $1,321 and $999 at June 30, 2021 and December 31, 2020, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $2,658 and $2,405, respectively.

Deferred offering costs – Deferred offering costs, primarily consisting of legal, accounting and other fees relating to the Company’s initial public offering, are capitalized. These costs will be offset against the initial public offering proceeds upon the completion of the offering. In the event the offering is terminated, all deferred costs will be expensed. As of June 30, 2021 and December 31, 2020, the Company had capitalized $6,704 and $4,429, respectively, of deferred offering costs, which are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Accrued expenses – Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued compensation	$3,139	$2,351
Contingent consideration from acquisitions, current portion	1,363	3,229
Sales tax accruals	5,307	4,931
Accrued offering costs	3,402	2,151
Other accruals	746	1,102
Total accrued expenses	$13,957	$13,764

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Comprehensive income – The Company does not have any components of other comprehensive income recorded within the consolidated financial statements and therefore does not separately present a consolidated statement of comprehensive income in the condensed consolidated financial statements.

Fair value measurements – ASC Topic 820, Fair Value Measurements and Disclosures, applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a valuation hierarchy for disclosures of the inputs to valuations used to measure fair value.

This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value due to their short maturities.

Recently issued accounting pronouncements –

Accounting for leases – In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, “Leases (Topic 842).” This new topic, which supersedes “Leases (Topic 840),” applies to all entities that enter into a contract that is or contains a lease, with some specified scope exemptions. This new standard requires lessees to evaluate whether a lease is a finance lease using criteria similar to those a lessee uses under current accounting guidance to determine whether it has a capital lease. Leases that do not meet the criteria for classification as finance leases by a lessee are to be classified as operating leases.

Under the new standard, for each lease classified as an operating lease, lessees are required to recognize on the balance sheet: (i) a right-of-use (“ROU”) asset representing the right to use the underlying asset for the lease term; and (ii) a lease liability for the obligation to make lease payments over the lease term. Lessees can make an accounting policy election, by class of underlying asset, to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less as long as the leases do not include options to purchase the underlying assets that the lessee is reasonably certain to exercise. This standard also requires an entity to disclose key information (both qualitative and quantitative) about the entity’s leasing arrangements. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. Management is currently evaluating the impact of this new guidance on the consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842),” which defers the effective date of Leases (Topic 842) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

Credit Losses – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Debt – In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods with those fiscal years. As permitted by the standard, the Company has elected to early adopt this standard in January of 2021 with no impact upon adoption.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the six months ended June 30, 2021, the Company entered into agreements with franchisees under which the Company repurchased five studios to operate as company-owned studios. The aggregate purchase price for the acquisition was $390, less $60 of net deferred revenue and deferred costs resulting in total purchase consideration of $330. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Property and equipment	$136
Reacquired franchise rights	194
Total purchase price	$330

The fair value of reacquired franchise rights was based on the excess earnings method and are considered to have an approximate five to eight-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. The acquisition was not material to the results of operations of the Company.

During the six months ended June 30, 2021, the Company refranchised 19 company-owned studios for aggregate proceeds of $318 and recorded a loss on disposal of the related assets of $179. The Company is actively seeking to refranchise the remaining company-owned studios. If the Company is not able to refranchise the studios by December 31, 2021, it may choose to close the studios to the extent they are not profitable at that time.

When the Company believes that a studio will be refranchised for a price less than its carrying value, but do not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the six months ended June 30, 2021, the Company recorded impairment charges of $781, which is a level 3 measurement and is included in selling, general and administrative expenses.

Rumble

On March 24, 2021, the Parent entered into a contribution agreement with Rumble Holdings LLC; Rumble Parent LLC and Rumble Fitness LLC (the “Selling Parties”) to acquire the franchise rights, brand, intellectual property and the rights to manage and license the “Rumble” franchise business. The Parent issued 39,540.5 shares of the Parent’s Class A units, which were used to fund the acquisition, and are subject to forfeiture if certain events occur. An additional 61,573.5 units were issued to the Selling Parties, which

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

units vest if certain share prices are met, or if the Company or the Parent has a change of control. In connection with the contribution agreement, the Parent agreed to provide up to $20,000 in debt financing to the Selling Parties. See Note 8 for additional information. The Parent contributed all assets acquired from the Selling Parties to the Company. The fair value of all the Parent’s Class A units issued to the Selling Parties was determined to be $20,483 and is a Level 3 measurement. The Company estimated the value of the Parent’s shares using Level 3 input factors including the fair value of the acquired entity, negotiated values with the sellers of the acquired entity, recent equity recapitalizations of the Parent, comparable industry transactions, adjusted EBITDA multiples ranging from 15 to 18 and the estimated fair value of the Company’s reporting units.

The Selling Parties are engaged in the business of operating fitness studios under the “Rumble” name which offer their customers boxing-inspired group fitness classes under the “Rumble” trade name, in addition to offering at home on-demand and live workouts on Rumble TV. The Company will also offer its customers related ancillary products and services related to this concept. The transaction terms include purchasing exclusive rights to establish and operate franchises under the “Rumble” trade name and use certain related assets for the purpose of establishing a franchise system. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complimentary to its portfolio of franchises.

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired are based on management's estimates and assumptions. The following table summarizes the fair values of the assets acquired and liabilities assumed:

Goodwill	$8,183
Franchise agreements	10,900
Trademark	1,400
Total purchase price	$20,483

The consideration resulted in goodwill of $8,183, which consists largely of the synergies and economies of scale expected from combining the assets of Rumble with the Company’s franchise servicing operations. The fair values, which are Level 3 measurements, of the recognizable intangible assets are comprised of trademarks and franchise agreements. The fair value of trademarks was estimated by the relief from royalty method and are considered to have a ten-year life. The fair value of the franchise agreements was based on the excess earnings method and are considered to have a ten-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved. The acquisition was not material to the results of operations of the Company.

Goodwill and intangible assets recognized from this acquisition are not expected to be tax deductible.

During the three and six months ended June 30, 2021, the Company incurred $77 and $307, respectively, of transaction costs directly related to the acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the six months ended June 30, 2021. Other deferred revenue amounts of $10,113 are excluded from the table as the original expected duration of the contracts is one year or less.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

	Franchise development fees	Brand fees	Total
Balance at December 31, 2020	$76,371	$5,385	$81,756
Revenue recognized that was included in deferred revenue at the beginning of the year	(4,813)	(948)	(5,761)
Deferred revenue recorded as settlement in purchase accounting	(459)	—	(459)
Increase, excluding amounts recognized as revenue during the year	13,771	1,307	15,078
Balance at June 30, 2021	$84,870	$5,744	$90,614

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2021. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2021	$2,928	$1,186	$4,114
2022	7,255	2,372	9,627
2023	8,598	2,068	10,666
2024	9,184	118	9,302
2025	9,280	—	9,280
Thereafter	47,625	—	47,625
	$84,870	$5,744	$90,614

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2021	2020
Franchise and area development fees	$84,870	$76,371
Brand fees	5,744	5,385
Equipment and other	10,113	6,852
Total deferred revenue	100,727	88,608
Non-current portion of deferred revenue	82,137	74,361
Current portion of deferred revenue	$18,590	$14,247

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheet. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, there were approximately $2,893 and $2,553 of current deferred costs and approximately $37,003 and $35,417 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

approximately $1,440 and $2,449, for the three and six months ended June 30, 2021, respectively, and $1,186 and $2,099 for the three and six months ended June 31, 2020, respectively.

Note 5 – Notes Receivable

The Company has provided unsecured advances or extended financing related to the purchase of the Company’s equipment or franchise fees to various franchisees. These arrangements have terms of up to 18 months with interest typically based on LIBOR plus 700 basis points with an initial interest free period. The Company also provides loans to various franchisees through its relationship with Intensive Capital Inc. (“ICI”) (see Note 9 for additional information). The Company accrues the interest as an addition to the principal balance as the interest is earned. Activity related to these arrangements is presented within operating activities in the condensed consolidated statements of cash flows.

The Company has also provided unsecured loans for the establishment of new or transferred franchise studios to various franchisees. These loans have terms of up to ten years and bear interest at fixed rates ranging from 7.75% to 15%, or variable rates based on LIBOR plus a specified margin. The Company accrues interest as an addition to the principal balance as the interest is earned. Activity related to these loans is presented within investing activities in the condensed consolidated statements of cash flows.

At June 30, 2021 and December 31, 2020, the principal balance of the notes receivable was approximately $5,092 and $5,773, respectively. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2021 and December 31, 2020, the Company has reserved approximately $1,916 and $1,909 as uncollectible notes receivable, respectively.

Note 6 – Property and equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$2,994	$3,586
Computers and software	7,701	6,451
Vehicles	12	12
Leasehold improvements	6,164	6,478
Construction in progress	976	1,201
Less: accumulated depreciation	(5,260)	(4,034)
Total property and equipment	$12,587	$13,694

Depreciation expense was $738 and $1,454, for the three and six months ended June 30, 2021, respectively, and $624 and $1,239, for the three and six months ended June 30, 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the six months ended June 30, 2021, there was an increase of $8,183 in previously reported goodwill due to the acquisition of Rumble as discussed in Note 3. Goodwill totaled $147,863 and $139,680 at June 30, 2021 and December 31, 2020, respectively.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Intangible assets consisted of the following:

		June 30, 2021			December 31, 2020
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	4 – 10	$2,820	$(478)	$2,342	$1,420	$(373)	$1,047
Franchise agreements	7.5 – 10	45,400	(13,893)	31,507	34,500	(11,498)	23,002
Reacquired franchise rights	5 – 8	30	—	30	158	(15)	143
Customer relationships	1	—	—	—	33	(26)	7
Non-compete agreement	5	1,400	(1,142)	258	1,400	(1,002)	398
Web design and domain	3 – 10	130	(57)	73	130	(44)	86
Deferred video production costs	3	1,718	(639)	1,079	1,150	(316)	834
Total definite-lived intangible assets		51,498	(16,209)	35,289	38,791	(13,274)	25,517
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$124,105	$(16,209)	$107,896	$111,398	$(13,274)	$98,124

Amortization expense was $1,669 and $3,008, for the three and six months ended June 30, 2021, respectively, and $1,259 and $2,458 for the three and six months ended June 30, 2020, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2021	$3,275
2022	6,192
2023	5,905
2024	5,670
2025	5,547
Thereafter	8,700
Total	$35,289

Note 8 – Debt

On September 29, 2017, H&W Franchise Holdings, LLC (“Parent”) obtained a five-year $55,000 term loan from a lender, along with a consortium of banks and other lenders (the “Prior Facility”). The rights and obligations were then assigned to and assumed by the Company and St. Gregory Holdco, LLC (“STG”), a subsidiary of the Parent immediately following the consummation of a related party recapitalization transaction. The Prior Facility also included a $3,000 revolving credit line for general corporate purposes. On June 28, 2018 and October 25, 2018, the Prior Facility was amended to increase the aggregate available borrowings to $145,000, including a $10,000 revolving credit line, and to extend the maturity date to October 25, 2023.

In December 2019, the Company entered into an amendment and waiver to the Prior Facility, pursuant to which, the Company agreed to pay monthly fees of $500 beginning on February 1, 2020, increasing by $500 on the first of each subsequent month until the amounts outstanding under the Prior Facility were repaid in full. In addition, the interest rate margin above LIBOR was to increase by 1% beginning on February 1, 2020, increasing by 1% on the first of each subsequent month until the amounts outstanding under the Prior Facility were repaid in full. Further, installment payments on the Term A Loan were due in an amount equal to 1% of the aggregate amount of Term A Loans beginning on February 1, 2020. In addition, penalties of up to $1,500 were to be incurred if certain information was not provided on the respective due dates through February 2020.

In February 2020, the Company entered into a further amendment to the Prior Facility that required a $30,000 principal payment, which was paid in February 2020 with the proceeds from an equity contribution (see Note 11). The amendment also reverted to the prior quarterly installment payment schedule and amended the monthly fees beginning March 1, 2020 to $1,000, increasing to

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

$2,000 on August 1, 2020. The required information was provided by the due date related to $1,000 of penalties imposed by the December 2019 amendment. In February 2020, the Company paid $500 in penalties.

On February 28, 2020, the Company obtained a five-year $185,000 term loan from a lender, along with a consortium of other lenders (the “2020 Facility”). The 2020 Facility also included a $10,000 revolving credit facility. The 2020 Facility was collateralized by substantially all of the Company’s assets, including assets of the Company’s subsidiaries. The 2020 Facility had an interest rate based on a reference rate or LIBOR, plus an applicable margin. The proceeds of the term loan were used to repay borrowings, interest and fees outstanding under the Prior Facility, and a $1,000 prepayment penalty on the Prior Facility. In addition, $18,833 of the proceeds were distributed to the Member in March 2020. Principal payments of $925 were due quarterly beginning on June 30, 2020, and excess payments were required if the Company’s cash flows exceeded certain thresholds.

On March 24, 2021, the 2020 Facility was amended to provide for additional term loans in an amount up to $10,600, which amount was borrowed and the proceeds distributed to the Parent to fund a note payable under a $20,000 debt financing obligation in connection with the acquisition of Rumble (see Note 3 for additional information). Quarterly principal payments of $53 on the additional term loans were scheduled to begin June 30, 2021.

On April 19, 2021, the Company entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212,000 senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and, together, the “Term Loans”). The Company’s obligations under the Credit Agreement are guaranteed by the Member and certain of the Company’s material subsidiaries and are secured by substantially all of the assets of the Member and certain of the Company’s material subsidiaries.

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.5% at June 30, 2021).

The Credit Agreement also contains mandatory prepayments of the Term Loans with: (i) 50% of the Member’s and its subsidiaries’ Excess Cash Flow (as defined in the Credit Agreement), subject to certain exceptions; (ii) 100% of the net proceeds of certain asset sales and insurance/condemnation events, subject to reinvestment rights and certain other exceptions; (iii) 100% of the net proceeds of certain extraordinary receipts, subject to reinvestment rights and certain other exceptions; (iv) 100% of the net proceeds of any incurrence of debt, excluding certain permitted debt issuances; and (v) up to $60,000 of net proceeds in connection with an initial public offering of at least $200,000, subject to certain exceptions.

Unless agreed in advance, all voluntary prepayments and certain mandatory prepayments of the Term Loan made (i) on or prior to the first anniversary of the closing date are subject to a 2.0% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loans may be paid without premium or penalty, other than customary breakage costs with respect to LIBOR Rate Term Loans.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2021, the Company was in compliance with these covenants.

The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Agreement. Such events of default include, subject to the grace periods specified therein, failure to pay principal or interest when due, failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens the Company has granted.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the three months ended June 30, 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

In April 2020, the Company received a loan in the amount of $3,665, pursuant to the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act, which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The loan matures April 17, 2022, bears interest at 1% per annum and requires no payments during the first 16 months from the date of the loan. In June 2021, the Company was notified that the PPP loan was forgiven. The Company recorded the forgiveness, including accrued interest, as a gain on debt extinguishment in the condensed consolidated statement of operations for $3,707 for the three and six months ended June 30, 2021.

The Company incurred debt issuance costs of $904 and $5,036 in the six months ended June 30, 2021 and 2020, respectively. Debt issuance cost amortization amounted to approximately $5,039 and $5,350 for the three and six months ended June 30, 2021, respectively, and $245 and $2,501 in the three and six months ended June 30, 2020, respectively. Unamortized debt issuance costs as of June 30, 2021 and December 31, 2020 were $648 and $5,094, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of June 30, 2021 were as follows:

Amount
Remainder of 2021	$1,060
2022	2,120
2023	2,120
2024	2,120
2025	204,050
Total	$211,470

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2021 and December 31, 2020 due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

In July 2021, the Company repaid $115,000 of the principal balance of the Term Loans from proceeds of the IPO and Convertible Preferred. See Note 13 for additional information.

Note 9 – Related Party Transactions

The Company has numerous transactions with the Member and the Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. The Company recorded approximately $207 and $399, during the three and six months ended June 30, 2021 respectively, and $194 and $414 during the three and six months ended June 30, 2020, respectively, of management fees included within SG&A expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

As of December 31, 2019, the Company recorded a reduction to Member’s equity of $31,735, representing the net amount of funds advanced to the Member, as the Company determined that the Member had no plan to repay these amounts in the foreseeable future. The receivable from the Parent was repaid in February 2020. During the three months ended March 31, 2020, the Company

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

provided net funds to STG aggregating $1,456 and recorded a corresponding reduction to member’s equity for this same amount. During the six months ended June 30, 2021, the Parent repaid $2 of the receivable. The aggregate receivable from the Parent at June 30, 2021 and December 31, 2020 was $1,454 and $1,456, respectively.

In February 2020, the Member contributed $49,443 to the Company in satisfaction of the $31,735 receivable at December 31, 2019 with the remainder recorded as a contribution. The proceeds were used to make a $30,000 principal payment on the Company’s outstanding term loan under the Prior Facility (see Note 8), with the remainder available for unrestricted use by the Company. Also, in February 2020, the Company returned $19,443 of the contribution to the Member, which was recorded as a distribution. Also, in the three months ended March 31, 2020, $53,760 of the proceeds from the borrowings under the 2020 Facility were forwarded to the Parent and recorded as a distribution.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earns interest at the rate of 11% per annum on the receivable from the Parent. At June 30, 2021, $314 was receivable from the Parent for interest accrued in the six months ended June 30, 2021.

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loans the funds to franchisees to purchase a franchise territory or to setup a studio. The Company records notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrue interest at the time the loan is made, which is recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At June 30, 2021 and December 31, 2020, the Company had recorded $96 and $94 of notes receivable and $0 and $86 of notes payable, respectively. The Company recognized $3 and $6 of interest income in the three and six months ended June 30, 2021, respectively and $3 and $7 in the three and six months ended June 30, 2020, respectively. The Company recognized interest expense of $2 and $5 in the three and six months ended June 30, 2021, respectively, and $3 and $7 in the three and six months ended June 30, 2020, respectively.

In September 2019, the Company entered into a building lease agreement with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for an initial lease term of five years expiring on August 31, 2024. During the three and six months ended June 30, 2021 and 2020, the Company recorded expense related to this lease of $80 and $159, respectively.

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of the Parent or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $401 and $598 for the three and six months ended June 30, 2021, respectively, and $93 and $373 for the three and six months ended June 31, 2020, respectively. Included in accounts receivable as of June 30, 2021 and December 31, 2020 is $138 and $9, respectively, for such sales. At June 30, 2021 and December 31, 2020, notes receivable from franchisees includes $0 and $135 and notes receivable from franchisees, net of current portion includes $1,744 and $2,093, respectively, related to financing provided to these affiliates.

Note 10 – Contingencies and Litigation

Litigation – In August 2020, Get Kaisered Inc., Kaiser Fitness LLC and Anna Kaiser (collectively, the “Plaintiffs”) filed a complaint against the Company and the Member alleging, among other claims, breaches by the Company of an asset purchase agreement and a consulting agreement. The complaint seeks relief including monetary damages and injunctive relief. The Company intends to defend itself and a range of losses, if any, is not estimable. As a result, the Company has not recorded any liability for this matter in the consolidated balance sheets.

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

entered into certain settlement agreements to resolve legal disputes and recorded $186 and $679, which is included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows.

In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity.

The Company recorded approximately $264 and $502 of additional contingent consideration as interest expense for the three and six months ended June 30, 2021, respectively, and $188 and $331 for the three and six months ended June 30, 2020, respectively. At June 30, 2021 and December 31, 2020, the contingent consideration was $8,600 and $8,100 recorded as contingent consideration from acquisitions, respectively, on the condensed consolidated balance sheets. In August 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. During the three and six months ended June 30 2021, the Company recorded an increase of $220 and $340 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses (income). During the three and six months ended June 30 2020, the Company recorded a reduction of ($3,367) and ($3,675) to contingent consideration, of which $53 and $105 was recorded as interest expense and ($3,420) and ($3,780) as acquisition and transaction expenses (income), respectively. As of June 30, 2021 and December 31, 2020, contingent consideration totaled approximately $640 and $300, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2017 acquisition of Stretch Lab, the Company agreed to pay to the seller 20% of operational or change of control distributions, until the date on which a change of control or a liquidation of Stretch Lab occurs. The Company determined the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. In September 2019, the Company entered into a settlement agreement with the Stretch Lab sellers to resolve disputes related to the acquisition and related agreements and to settle all amounts due under the contingent consideration. Under the terms of the settlement agreement, the Company will make payments to the sellers aggregating $6,500, which was recorded at the settlement date using a discount rate of 8.345%. At June 30, 2021 and December 31, 2020, the liability was $673 and $1,979 recorded as accrued expenses, respectively, on the condensed consolidated balance sheets. The Company made an initial payment of $1,000 in September 2019, and the first quarterly payment of $688 in December 2019. Quarterly payments of $688 will continue through September 2021.

In connection with the 2018 acquisition of AKT, the Company agreed to pay the seller 20% of operational or change of control distributions, subject to distribution thresholds until the date on which a change of control or a liquidation of AKT occurs. During the three and six months ended June 30, 2020, the Company recorded a reduction to contingent consideration of ($1,615) and ($2,029), respectively, which was recorded as acquisition and transaction expenses (income). As of June 30, 2021 and December 31, 2020, contingent consideration totals $0 in the condensed consolidated balance sheets. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

In connection with the 2018 acquisition of Yoga Six, the Company is obligated to make additional payments for purchase consideration if certain events occur. Payment of additional consideration is contingent on Yoga Six reaching a milestone of opening a number of franchise studios before the fourth anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. The inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. At June 30, 2021 and December 31, 2020, the contingent consideration payable was $440 and $1,000, respectively, and is included in accrued expenses in the consolidated balance sheets.

In connection with the 2018 acquisition of Stride, the Company initially recorded contingent consideration of $1,869 for the estimated fair value of the contingent payments. Payment of additional consideration was contingent on Stride reaching two milestones for opening franchise studios before the first anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The contingent consideration agreement was modified in 2019 and 2020. Payments of additional consideration, as amended, are now contingent on Stride reaching milestones for opening two franchise studios and membership enrollments for such studios at various dates through 2021. At June 30, 2021 and December 31, 2020, the contingent consideration of $250 was recorded as accrued expenses in the condensed consolidated balance sheets.

Note 11 – Member’s Equity

Member’s equity interest – As of June 30, 2021 and December 31, 2020, the Company had one class of membership interest which was held by the Member. Earnings per share data is not provided in the condensed consolidated financial statements as the Company is a single-member limited liability company with only one unit.

Member’s contributions – As described in Note 3 and presented in the condensed consolidated statements of changes to Member’s equity, during the three months ended March 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

As described in Note 9, in February 2020, the Member contributed $49,443 to the Company, of which $32,157 was in satisfaction of the receivable from the Member and the remainder was a member’s contribution. Of this $49,443, $30,000 was used to paydown the principal on outstanding term loans under the Prior Facility (see Note 8) with the remainder available for unrestricted use by the Company. Also, in February 2020, the Company returned $19,443 of the contribution to the Member, which was recorded as a distribution. Also, in 2020, $53,760 of the proceeds from the borrowings under the 2020 Facility were paid to the Parent and recorded as a distribution.

Note 12 – Equity Compensation

In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, is based on the average trading price of XPO, Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The performance-based units are not probable of vesting until the completion of the IPO. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022.

In June 2021, phantom stock units previously issued by Club Pilates were canceled.

Note 13- Subsequent Events

On July 23, 2021, XPO, Inc. issued and sold 200,000 shares of Convertible Preferred for aggregate cash proceeds of $200,000, before deduction of offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

Xponential Fitness LLC (a wholly owned subsidiary of H&W Franchise Holdings, LLC)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

In connection with the IPO, XPO, Inc. issued 10,000,000 shares of Class A common stock, at a price of $12.00 per share. After the IPO, 22,994,044 shares of Class A common stock are outstanding, including 12,994,044 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,542,663 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members.

Proceeds from the IPO and issuance of Convertible Preferred were used to (i) purchase all of the shares of LCAT from LCAT shareholders, (ii) pay the H&W Cash Merger Consideration (iii) repay approximately $116,059 of outstanding borrowings under the Term Loan, including prepayment penalties and interest, (iv) pay fees and expenses of approximately $6,700 in connection with the IPO and the Reorganization Transactions, (v) pay approximately $20,500 in the Class A-5 Unit Redemption for the Class A-5 Units redeemed from certain of the Continuing Pre-IPO Members and (vi) the remainder for working capital. The Company evaluated the fair value of shares being purchased from LCAT and determined that the payment exceeded the fair value by $6,500, which will be recorded as a deemed dividend and paid in quarterly installments through June 2022.

In August 2021, XPO, Inc. sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, XPO, Inc. received net proceeds of approximately $10,116 on August 24, 2021, which are expected to be used (i) $9,000 to purchase 750,000 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO, Inc. will record contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The fair value of the contingent consideration is preliminary based on management’s estimates and assumptions and may be subject to change.

XPO, Inc. entered into a TRA that obligates it to make payments to the TRA parties in the aggregate generally equal to 85% of the applicable cash savings realized as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in XPO, Inc.’s allocable share of existing tax basis and tax basis adjustments that may result from (x) the IPO Contribution, the Class A-5 Unit Redemption, and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. XPO, Inc. will retain the benefit of the remaining 15% of these tax savings. The estimated total TRA liability is approximately $31,500, of which $3,900 has been recorded on the balance sheet following the IPO. This amount represents 85% of the cash tax savings expected to be paid to the Pre-IPO LLC members based on the TRA. The remaining unrecorded TRA liability is approximately $27,600. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, XPO, Inc. will recognize incremental increases to the TRA liability and corresponding expense within its consolidated statements of operations.

In August 2021, the Company paid off the contingent consideration related to the CycleBar acquisition totaling $8,737 as of the payment date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”

Xponential Fitness LLC (the “Company”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO, Inc.”), is a curator of leading boutique fitness brands across multiple verticals. Our mission is to make highly specialized workouts in motivating, community-based environments accessible to everyone. Our diversified portfolio of brands spans a variety of popular fitness and wellness verticals, including Pilates, barre, cycling, rowing, yoga, running, stretch, dance and boxing. Collectively, our brands offer consumers engaging experiences that appeal to a broad range of ages, fitness levels and demographics.

As of June 30, 2021, 1,824 studios were open, and franchisees were contractually committed to open an additional 1,509 studios in North America under existing franchise agreements on an adjusted basis to reflect historical information of the brands we have acquired. In addition, as of June 30, 2021, we had 15 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 738 new studios in nine countries. In 2020 and the six months ended June 30, 2021, we had no material revenue outside of the United States and no franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

The COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a pandemic. By mid-March, the spread of COVID-19 significantly impacted the global economy, and prevented or restricted us and our employees, franchisees, members and suppliers from conducting business activities, as federal, state, local and foreign governments mandated stay-at-home orders, encouraged social distancing measures and implemented travel restrictions and prohibitions on non-essential activities and business.

The COVID-19 pandemic adversely impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees, which were affected by the decline in system-wide sales as almost all of our franchised studios were temporarily closed beginning in mid-March 2020. New studio openings were also delayed. We also experienced a reduction in sales of new studio licenses and in installation of equipment in new studios. Additionally, we temporarily reduced our marketing fund fees from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic and related government mandates as part of our COVID-19 support response.

In response to the COVID-19 outbreak, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although substantially all of our franchised studios have resumed operations as of June 30, 2021. Certain studios have had to re-close or are operating subject to capacity restrictions, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic. However, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 310 studios from March 31, 2020 through June 30, 2021.

Our proven operational model allowed us to provide robust support to franchisees during the COVID-19 pandemic and has led to no units permanently closed under our ownership. Even though studios were temporarily closed, franchisees maintained strong member loyalty, with many members maintaining actively paying accounts or putting their memberships “on hold.” Members who did not pay membership dues while “on hold” kept their agreements and maintained the ability to reactivate when studios reopened, mitigating high member cancellation rates. While studios were closed, we continued to generate revenue from franchise license and royalty payments as customers engaged with our digital platform services and purchased merchandise. We took significant action to support franchisees’ efforts to ensure they had access to resources that guided them on generating revenues and reducing operating costs, including a temporary reduction in marketing fund percentage collected.

The adverse effects of the COVID-19 pandemic have gradually begun to decline in the first half of 2021, although, infection rates continue to fluctuate in various regions and new strains and variants of the virus, including the delta variant, remain a risk. In the second quarter of 2021 in particular, as vaccination rates have increased substantially in the United States and restrictions on indoor fitness classes in most states have either been reduced or eliminated, franchisees’ membership visits have increased. As of June 30, 2021, our franchisees recovered to approximately 103% of actively paying members, relative to January 31, 2020 membership levels and membership visits were at 98% relative to January 31, 2020 (excludes Rumble). As of June 30, 2021, run-rate Average Unit Volume (“AUV”) recovered to approximately 88% of January 31, 2020 levels (excludes Rumble).

As a result of the COVID-19 pandemic, we also took ownership of a number of studios. We are currently operating these studios while we actively seek to refranchise them, as operating company-owned studios is not a component of our business model. However, we may not be able to do so and we expect that if we have not been able to do so by December 31, 2021 we may choose to close most or all such studios to the extent they are not profitable at that time and would incur charges in connection therewith for asset impairment and lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, at least through 2021, as well as our overall business, results of operations, cash flows and financial condition.

Rumble Acquisition

On March 24, 2021, H&W Franchise Holdings LLC entered into a contribution agreement with Rumble Holdings LLC, Rumble Parent LLC and Rumble Fitness LLC to acquire certain rights and intellectual property of Rumble Fitness LLC (“Rumble”), to be used by H&W Franchise Holdings LLC in connection with the franchise business under the “Rumble” trade name. Pursuant to this agreement, Rumble became a direct subsidiary of Rumble Parent LLC, which is owned by Rumble Holdings LLC, and H&W Franchise Holdings LLC acquired certain rights and intellectual property of Rumble Holdings LLC, which beneficially held all of the issued and outstanding membership interests of Rumble. As consideration, H&W Franchise Holdings, LLC (i) issued 39,540.5 Class A Units (equivalent to 1,300,033 shares of XPO, Inc. Class A common stock) to Rumble Holdings LLC, (ii) issued 61,573.5 Class A Units (equivalent to 2,024,446 shares of XPO, Inc. Class A common stock) to Rumble Holdings LLC, which are subject to vesting and forfeiture as provided in the contribution agreement and (iii) assumed and discharged any liabilities arising from and after the closing date under the assigned contracts and acquired assets. H&W Franchise Holdings, LLC then contributed the Rumble assets to H&W Intermediate Holdings, LLC, which then immediately contributed the Rumble assets to us. As a result of this transaction, Rumble became a holder of 5% or more of the equity interests of H&W Franchise Holdings LLC.

Prior to the vesting and/or forfeiture of certain equity instruments issued to Rumble Holdings LLC, the instruments will be treated as a liability on our balance sheet instead of equity and will therefore be subject to a subsequent quarterly fair value remeasurement on a mark-to-market basis as a derivative liability. As a result, fluctuations in these quarterly liability valuations will impact our financial results following the initial public offering (“IPO”) in accordance with movements in our stock price, and the related valuation of the derivative liability that we will be required to make on a quarterly basis.

Factors Affecting Our Results of Operations

In addition to the impact of the COVID-19 pandemic as described above, we believe that the most significant factors affecting our results of operations include:

•

Licensing new qualified franchisees, selling additional licenses to existing franchisees and opening studios. Our growth depends upon our success in licensing new studios to new and existing franchisees. We believe our success in attracting new franchisees and attracting existing franchisees to invest in additional studios has resulted from our diverse offering of attractive brands, corporate level support, training provided to franchisees and the opportunity to realize attractive returns on their invested capital. We believe our significant investments in centralized systems and infrastructure help support new and existing franchisees. To continue to attract qualified new franchisees, sell additional studios to existing franchisees and assist franchisees in opening their studios, we plan to continue to invest in our brands to enable them to deliver positive consumer experiences and in our integrated services at the brand level to support franchisees.

•

Timing of studio openings. Our revenue growth depends to a significant extent on the number of studios that are open and operating. Many factors affect whether a new studio will be opened on time, if at all, including the availability and cost of financing, selection and availability of suitable studio locations, delays in hiring personnel as well as any delays in equipment delivery or installation. To the extent franchisees are unable to open new studios on the timeline we anticipate, or at all, we will not realize the revenue growth that we expect. We believe our investments in centralized systems and infrastructure, including real estate site selection, studio build-out and design assistance help enable franchisees to open studios in a timely manner, and we plan to continue to invest in our systems to continue to provide assistance during the opening process.

•

Increasing same store sales. Our long-term revenue prospects are driven in part by franchisees’ ability to increase same store sales (discussed below). Several factors affect our same store sales in any given period, including the number of stores that have been in operation for a significant period of time, growth in total memberships and marketing and promotional efforts. We expect to continue to seek to grow same store sales and AUVs by helping franchisees acquire new members, increase studio utilization and drive increased spend from consumers. We also intend to expand ancillary revenue streams, such as our digital platform offerings and retail merchandise.

•

International expansion. We continue to invest in increasing the number of franchisees outside of North America. We have developed strong relationships and executed committed development contracts with master franchisees to propel our international growth. We plan to continue to invest in these relationships and seek new relationships and opportunities in countries that we have targeted for expansion.

•

Consumer demand and competition for discretionary income. Our revenue and future success will depend in part on the attractiveness of our brands and the services provided by franchisees relative to other fitness and entertainment options available to consumers. Our franchisees’ AUVs are dependent upon the performance of studios and may be impacted by reduced capacity as a result of the COVID-19 pandemic. Macroeconomic factors generally, and economic factors affecting a particular geographic territory, may also increase competition for discretionary income, impact the returns generated by franchisees and therefore impact our operating results.

Key Performance Indicators

In addition to our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), we regularly review the following key metrics to measure performance, identify trends, formulate financial projections, compensate our employees, and monitor our business. While we believe that these metrics are useful in evaluating our business, other companies may not use similar metrics or may not calculate similarly titled metrics in a consistent manner.

The following table sets forth our key performance indicators for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
System-wide sales	$171,611	$61,492	$303,221	$221,515
Number of new studio openings in North America	59	56	112	112
Number of studios operating in North America (cumulative total as of period end)	1,824	1,583	1,824	1,583
Number of licenses sold in North America (cumulative total as of period end)	3,568	3,185	3,568	3,185
Number of licenses contractually obligated to be sold internationally (cumulative total as of period end)	738	547	738	547
AUV (LTM as of period end)	$312	$371	$312	$371
Same store sales	129%	-58%	22%	-29%
Adjusted EBITDA*	$8,334	$(3,073)	$11,891	$5,010

*The definition of “Adjusted EBITDA” and a detailed reconciliation of Adjusted EBITDA is set forth below under the section entitled “Non-GAAP Financial Measures”.

All metrics above, other than adjusted EBITDA, are presented on an adjusted basis to include historical information of Rumble prior to the acquisition by the Company in March 2021. All references to these metrics in this Form 10-Q use this same basis of reporting.

System-Wide Sales

System-wide sales represent gross sales by all studios. System-wide sales includes sales by franchisees that are not revenue realized by us in accordance with GAAP. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, this operating metric relates to our revenue because we receive approximately 7% and 2% of the sales by franchisees as royalty revenue and marketing fee revenue, respectively. We believe that this operating measure aids in understanding how we derive our royalty revenue and marketing fee revenue and is important in evaluating our performance. System-wide sales growth is driven by new studio openings and increases in same store sales. Management reviews system-wide sales monthly, which enables us to assess changes in our franchise revenue, overall studio performance, the health of our brands and the strength of our market position relative to competitors.

Number of New Studio Openings

The number of new studio openings reflects the number of studios opened in North America during a particular reporting period. We consider a new studio to be open once the studio begins offering classes. Opening new studios is an important part of our growth strategy. New studios may not generate material revenue in the early period following an opening and their revenue may not follow historical patterns. Management reviews the number of new studio openings in order to help forecast operating results and to monitor studio opening processes.

Number of Studios Operating

In addition to the number of new studios opened during a period, we track the number of total studios operating in North America at the end of a reporting period. We view this metric on a net basis to take account of any studios that may have closed during the reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we own and operate a limited number of studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees outside of North America under master franchise agreements. The number of licenses sold is a useful indicator of the number of studios that have opened and that are expected to open in the future, which management reviews in order to monitor and forecast our revenue streams. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open. Of the franchisees that opened their first studio in 2020, on average it took approximately 14.6 months from signing the franchise agreement to open. The length of time increased during 2020 due to COVID-related opening restrictions. Management also reviews the number of licenses sold in North America and the number of licenses contractually obligated to be sold internationally in order to help forecast studio growth and system-wide sales.

Average Unit Volume

AUV consists of the average sales for the trailing 12 calendar months for all studios in North America that have been open for at least 13 calendar months as of the measurement date. AUV is calculated by dividing sales during the applicable period for all studios being measured by the number of studios being measured. AUV growth is primarily driven by changes in same store sales and is also influenced by new studio openings. Management reviews AUV to assess studio economics.

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales base to include studios in North America that have been open for at least 13 calendar months as of the measurement date. Any transfer of ownership of a studio does not affect this metric. We measure same store sales based solely upon monthly sales as reported by franchisees. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

We believe that the non-GAAP financial measures presented below, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation, acquisition and transaction expenses (income) (including change in contingent consideration), management fees and expenses (that will be discontinued after July 2021), integration and related expenses and litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business) that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

We believe that adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that we do not believe reflect our underlying business performance.

We believe that adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(8,001)	$(4,752)	$(12,751)	$(6,701)
Interest expense, net	11,233	4,279	15,561	12,175
Income taxes	83	—	284	162
Depreciation and amortization	2,407	1,883	4,462	3,697
EBITDA	5,722	1,410	7,556	9,333
Equity-based compensation	449	447	671	865
Acquisition and transaction expenses (income)	297	(5,035)	647	(5,809)
Management fees and expenses	207	194	399	414
Integration and related expenses	—	(89)	—	207
Litigation expenses	1,659	—	2,618	—
Adjusted EBITDA	$8,334	$(3,073)	$11,891	$5,010

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue, net:
Franchise revenue	$17,764	$8,984	$31,519	$23,831
Equipment revenue	4,755	5,159	8,821	11,894
Merchandise revenue	4,509	3,552	8,741	8,616
Franchise marketing fund revenue	3,314	737	5,797	3,434
Other service revenue	5,433	3,030	9,962	5,474
Total revenue, net	35,775	21,462	64,840	53,249
Operating costs and expenses:
Costs of product revenue	6,274	6,781	11,618	14,879
Costs of franchise and service revenue	3,127	2,048	5,446	4,130
Selling, general and administrative expenses	21,202	15,437	37,804	27,310
Depreciation and amortization	2,407	1,883	4,462	3,697
Marketing fund expense	2,860	821	5,476	3,406
Acquisition and transaction expenses (income)	297	(5,035)	647	(5,809)
Total operating costs and expenses	36,167	21,935	65,453	47,613
Operating income (loss)	(392)	(473)	(613)	5,636
Other (income) expense:
Interest income	(358)	(87)	(453)	(177)
Interest expense	11,591	4,366	16,014	12,352
Gain on debt extinguishment	(3,707)	—	(3,707)	—
Total other expense	7,526	4,279	11,854	12,175
Loss before income taxes	(7,918)	(4,752)	(12,467)	(6,539)
Income taxes	83	—	284	162
Net loss	$(8,001)	$(4,752)	$(12,751)	$(6,701)

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net:
Franchise revenue	50%	42%	49%	45%
Equipment revenue	13%	24%	14%	22%
Merchandise revenue	13%	17%	13%	16%
Franchise marketing fund revenue	9%	3%	9%	7%
Other service revenue	15%	14%	15%	10%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	18%	32%	18%	28%
Costs of franchise and service revenue	9%	10%	8%	8%
Selling, general and administrative expenses	59%	72%	58%	51%
Depreciation and amortization	7%	9%	7%	7%
Marketing fund expense	8%	4%	8%	6%
Acquisition and transaction expenses (income)	1%	(23)%	1%	(11)%
Total operating costs and expenses	101%	102%	101%	89%
Operating income (loss)	(1)%	(2)%	(1)%	11%
Other (income) expense:
Interest income	(1)%	—%	(1)%	—%
Interest expense	32%	20%	25%	23%
Gain on debt extinguishment	(10)%	—%	(6)%	—%
Total other expense	21%	20%	18%	23%
Loss before income taxes	(22)%	(22)%	(19)%	(12)%
Income taxes	—%	—%	—%	—%
Net loss	(22)%	(22)%	(20)%	(13)%

Three Months Ended June 30, 2021 versus 2020

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2021 versus the three months ended June 30, 2020.

Revenue

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Franchise revenue	$17,764	$8,984	$8,780	97.7%
Equipment revenue	4,755	5,159	(404)	(7.8)%
Merchandise revenue	4,509	3,552	957	26.9%
Franchise marketing fund revenue	3,314	737	2,577	349.7%
Other service revenue	5,433	3,030	2,403	79.3%
Total revenue, net	$35,775	$21,462	$14,313	66.7%

Total revenue. Total revenue was $35.8 million in the three months ended June 30, 2021, compared to $21.5 million in the three months ended June 30, 2020, an increase of $14.3 million, or 66.7%. The increase in total revenue was primarily due to an increase in franchise revenue, franchise marketing fund revenue and other service revenue attributable to reopening of studios that were temporarily closed in 2020 due to the COVID-19 pandemic and to opening of new studios in 2021.

Franchise revenue. Franchise revenue was $17.8 million in the three months ended June 30, 2021, compared to $9.0 million in the three months ended June 30, 2020, an increase of $8.8 million, or 97.7%. Franchise revenue consisted of franchise royalty fees of $11.1 million, training fees of $1.7 million, franchise territory fees of $3.4 million and technology fees of $1.6 million in the three months ended June 30, 2021, compared to franchise royalty fees of $4.1 million, training fees of $1.3 million, franchise territory fees of $2.6 million and technology fees of $1.0 million in the three months ended June 30, 2020. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 129% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 241 new studio openings in North America since June 30, 2020, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $4.8 million in the three months ended June 30, 2021, compared to $5.2 million in the three months ended June 30, 2020, a decrease of $0.4 million, or 7.8%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the three months ended June 30, 2021 totaled 53 compared to 63 in the prior year period. In the three months ended June 30, 2020, a larger number of equipment installations occurred than studio openings, as studio openings for which equipment installations occurred in March were delayed due to the impact of COVID-19.

Merchandise revenue. Merchandise revenue was $4.5 million in the three months ended June 30, 2021, compared to $3.6 million in the three months ended June 30, 2020, an increase of $0.9 million, or 27.0%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $3.3 million in the three months ended June 30, 2021, compared to $0.7 million in the three months ended June 30, 2020, an increase of $2.6 million, or 349.9%. The increase was primarily due to an increase in same store sales, 241 new studio openings in North America since June 30, 2020 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2020.

Other service revenue. Other service revenue was $5.4 million in the three months ended June 30, 2021, compared to $3.0 million in the three months ended June 30, 2020, an increase of $2.4 million, or 79.3%. The increase was primarily due to a $1.9 million increase in revenue from company-owned studios and a $1.1 million increase in other preferred vendor commission revenue, partially offset by a $0.7 million decrease in our digital platform revenue.

Operating Costs and Expenses

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Costs of product revenue	$6,274	$6,781	$(507)	(7.5)%
Costs of franchise and service revenue	3,127	2,048	1,079	52.7%
Selling, general and administrative expenses	21,202	15,437	5,765	37.3%
Depreciation and amortization	2,407	1,883	524	27.8%
Marketing fund expense	2,860	821	2,039	248.4%
Acquisition and transaction expenses (income)	297	(5,035)	5,332	(105.9)%
Total operating costs and expenses	$36,167	$21,935	$14,232	64.9%

Costs of product revenue. Costs of product revenue was $6.3 million in the three months ended June 30, 2021, compared to $6.8 million in the three months ended June 30, 2020, a decrease of $0.5 million, or 7.5%. The decrease was due to a decrease in equipment revenue in 2021 and to a higher percentage of non-branded merchandise revenue in 2021 for which the company earns a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $3.1 million in the three months ended June 30, 2021, compared to $2.0 million in the three months ended June 30, 2020, an increase of $1.1 million, or 52.7%. The increase was primarily due to an increase in costs related to technology fee revenue, consistent with the related revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.2 million in the three months ended June 30, 2021, compared to $15.4 million in the three months ended June 30, 2020, an increase of $5.8 million, or 37.3%. The increase was primarily attributable to an increase in salaries and wages and occupancy expenses of $4.0 million and $1.1 million, respectively, primarily related to the increase in number of company-owned studios; $1.9 million increase in legal expenses, primarily related to litigation with the seller of AKT Franchise, LLC (“AKT”); and net increases in other variable expenses of $2.2 million; partially offset by a reduction in bad debt expense of $3.4 million.

Depreciation and amortization. Depreciation and amortization expense was $2.4 million in the three months ended June 30, 2021, compared to $1.9 million in the three months ended June 30, 2020, an increase of $0.5 million, or 27.8%. The increase was due primarily to an increase in assets related to company-owned studios and intangibles related to the Rumble acquisition in March 2021.

Marketing fund expense. Marketing fund expense was $2.9 million in the three months ended June 30, 2021 compared to $0.8 million in the three months ended June 30, 2020, an increase of $2.0 million, or 248.4% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $0.3 million in the three months ended June 30, 2021, compared to ($5.0) million in the three months ended June 30, 2020, a change of $5.3 million, or 105.9%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2018 business acquisitions and $0.1 million of expense in 2021 related to the acquisition of Rumble.

Other (Income) Expense, net

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Interest income	$(358)	$(87)	$(271)	311.5%
Interest expense	11,591	4,366	7,225	165.5%
Gain on debt extinguishment	(3,707)	—	(3,707)	NA
Total other expense, net	$7,526	$4,279	$3,247	75.9%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended June 30, 2021 and 2020.

Interest expense. Interest expense was $11.6 million in the three months ended June 30, 2021, compared to $4.4 million in the three months ended June 30, 2020, an increase of $7.2 million, or 165.5%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs. The increase was due primarily to write off of $5.0 million of deferred loan costs and $1.9 million prepayment penalty incurred in the three months ended June 30, 2021, related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the three months ended June 30, 2021 represents the forgiveness of principal and interest on our Paycheck Protection Program loan (described herein).

Income Taxes

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Income taxes	$83	$—	$83	NA

Income taxes. Income taxes were insignificant in each of the three-month periods ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021 versus 2020

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2021 versus the six months ended June 30, 2020.

Revenue

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Franchise revenue	$31,519	$23,831	$7,688	32.3%
Equipment revenue	8,821	11,894	(3,073)	(25.8)%
Merchandise revenue	8,741	8,616	125	1.5%
Franchise marketing fund revenue	5,797	3,434	2,363	68.8%
Other service revenue	9,962	5,474	4,488	82.0%
Total revenue, net	$64,840	$53,249	$11,591	21.8%

Total revenue. Total revenue was $64.8 million in the six months ended June 30, 2021, compared to $53.2 million in the six months ended June 30, 2020, an increase of $11.6 million, or 21.8%. The increase in total revenue was primarily due to an increase in franchise revenue, franchise marketing fund revenue and other service revenue attributable to reopening of studios that were temporarily closed in 2020 due to the COVID-19 pandemic, partially offset by a decrease in equipment revenue.

Franchise revenue. Franchise revenue was $31.5 million in the six months ended June 30, 2021, compared to $23.8 million in the six months ended June 30, 2020, an increase of $7.7 million, or 32.3%. Franchise revenue consisted of franchise royalty fees of $19.6 million, training fees of $3.1 million, franchise territory fees of $6.0 million and technology fees of $2.8 million in the six months ended June 30, 2021, compared to franchise royalty fees of $14.1 million, training fees of $3.2 million, franchise territory fees of $4.9 million and technology fees of $1.7 million in the six months ended June 30, 2020. The increase in franchise royalty fees was primarily due to a 22% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 241 new studio openings in North America since June 30, 2020, which also contributed to the increase in franchise territory fees and technology fees.

Equipment revenue. Equipment revenue was $8.8 million in the six months ended June 30, 2021, compared to $11.9 million in the six months ended June 30, 2020, a decrease of $3.1 million, or 25.8%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the first half of 2021 totaled 100 compared to 136 in the first half of 2020. In the six months ended June 30, 2020, a larger number of equipment installations occurred than studio openings, as studio openings for which equipment installations occurred in the first half of 2020 were delayed due to the impact of COVID-19.

Merchandise revenue. Merchandise revenue was $8.7 million in the six months ended June 30, 2021, compared to $8.6 million in the six months ended June 30, 2020, an increase of $0.1 million, or 1.5%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $5.8 million in the six months ended June 30, 2021, compared to $3.4 million in the six months ended June 30, 2020, an increase of $2.4 million, or 68.8%. The increase was primarily due to an increase in same store sales, 241 new studio openings in North America since June 30, 2020 and to a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2020.

Other service revenue. Other service revenue was $10.0 million in the six months ended June 30, 2021, compared to $5.5 million in the six months ended June 30, 2020, an increase of $4.5 million, or 82.0%. The increase was primarily due to a $3.2 million increase in revenue from company-owned studios and a $1.7 million increase in other preferred vendor commission revenue, partially offset by a $0.4 million decrease in our digital platform revenue.

Operating Costs and Expenses

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Costs of product revenue	$11,618	$14,879	$(3,261)	(21.9)%
Costs of franchise and service revenue	5,446	4,130	1,316	31.9%
Selling, general and administrative expenses	37,804	27,310	10,494	38.4%
Depreciation and amortization	4,462	3,697	765	20.7%
Marketing fund expense	5,476	3,406	2,070	60.8%
Acquisition and transaction expenses (income)	647	(5,809)	6,456	(111.1)%
Total operating costs and expenses	$65,453	$47,613	$17,840	37.5%

Costs of product revenue. Costs of product revenue was $11.6 million in the six months ended June 30, 2021, compared to $14.9 million in the six months ended June 30, 2020, a decrease of $3.3 million, or 21.9%. The decrease was due to a decrease in equipment revenue in 2021 and to a higher percentage of non-branded merchandise revenue in 2021 for which the company earns a commission with no corresponding cost of revenue

Costs of franchise and service revenue. Costs of franchise and service revenue was $5.4 million in the six months ended June 30, 2021, compared to $4.1 million in the six months ended June 30, 2020, an increase of $1.3 million, or 31.9%. The increase was primarily due to an increase in costs related to technology fee revenue, consistent with the related revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.8 million in the six months ended June 30, 2021, compared to $27.3 million in the six months ended June 30, 2020, an increase of $10.5 million, or 38.4%. The increase was primarily attributable to an increase in salaries and wages and occupancy expenses of $5.9 million and $2.4 million, respectively, primarily related to the increase in number of company-owned studios; $2.7 million increase in legal expenses, primarily related to litigation with the AKT seller; $2.0 million reduction in settlement income recognized in 2020 and net increases of $1.0 million in other variable expenses in 2021, partially offset by a reduction in bad debt expense of $3.5 million.

Depreciation and amortization. Depreciation and amortization expense was $4.5 million in the six months ended June 30, 2021, compared to $3.7 million in the six months ended June 30, 2020, an increase of $0.8 million, or 20.7%. The increase was due primarily to an increase in assets related to company-owned studios and intangibles related to the Rumble acquisition in March 2021.

Marketing fund expense. Marketing fund expense was $5.5 million in the six months ended June 30, 2021, compared to $3.4 million in the six months ended June 30, 2020 and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $0.6 million in the six months ended June 30, 2021, compared to ($5.8) million in the six months ended June 30, 2020, a change of $6.5 million, or 111.1%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2018 business acquisitions and $0.3 million of expense in 2021 related to the acquisition of Rumble.

Other (Income) Expense, net

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Interest income	$(453)	$(177)	$(276)	155.9%
Interest expense	16,014	12,352	3,662	29.6%
Gain on debt extinguishment	(3,707)	—	(3,707)	NA
Total other expense, net	$11,854	$12,175	$(321)	(2.6)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the six-month periods ended June 30, 2021 and 2020.

Interest expense. Interest expense was $16.0 million in the six months ended June 30, 2021, compared to $12.4 million in the six months ended June 30, 2020, an increase of $3.7 million, or 29.6%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs. The increase was due primarily to write off of $5.0 million of deferred loan costs and $1.9 million prepayment penalty incurred in the three months ended June 30, 2021, related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021, compared to $1.5 million of prepayment and other penalties incurred in the six months ended June 30, 2020 and a write off of $1.8 million of deferred loan costs related to our credit agreement with Monroe Capital Management Advisors, LLC, which was replaced with a new credit facility in March 2020.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the six months ended June 30, 2021 represents the forgiveness of principal and interest on our PPP Loan.

Income Taxes

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
	($ in thousands)
Income taxes	$284	$162	$122	75.3%

Income taxes. Income taxes were insignificant in each of the six-month periods ended June 30, 2021 and 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $18.9 million of cash and cash equivalents, excluding $1.3 million of restricted cash for marketing fund purposes.

We require cash principally to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our tax receivable agreement, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Initial Public Offering

On July 27, 2021, XPO, Inc. completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at a price to the public of $12.00 per share. After underwriter discounts and commissions, we received net proceeds from the IPO of approximately $111.9 million, before deduction of offering expenses. Also on July 27, 2021, we issued and sold 200,000 shares of Convertible Preferred for aggregate cash proceeds of $200 million, before deduction of offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control. The issuance of Convertible Preferred shares and Class A common stock by us and the related net proceeds were recorded in the consolidated financial statements on July 27, 2021, the closing date of the IPO.

In August 2021, XPO, Inc. sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, we received net proceeds of approximately $10.1 million on August 24, 2021, and we expect to use (i) $9.0 million to purchase 750,000 LLC Units from our Chief Executive Officer and (ii) $1.1 million for working capital.

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and MSD XPO Partners, LLC, MSD PCOF Partners XXXIX, LLC and DESALKIV Cayman C-2, Ltd. (f/k/a DELALV Cayman C-2, Ltd.) as the lenders (the “Credit Agreement”), which consists of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, the “Term Loan”). Affiliates of MSD XPO Partners, LLC, MSD PCOF Partners XXXIX, LLC and DESALKIV Cayman C-2, Ltd. (f/k/a DELALV Cayman C-2, Ltd.) (collectively, the “Preferred Investors”) also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock (the “Series A Convertible preferred stock”) for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loan and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.5% at June 30, 2021).

The Credit Agreement also contains mandatory prepayments of the Term Loan with: (i) 50% of Xponential Intermediate Holdings, LLC and its subsidiaries’ Excess Cash Flow (as defined in the Credit Agreement), subject to certain exceptions; (ii) 100% of the net proceeds of certain asset sales and insurance/condemnation events, subject to reinvestment rights and certain other exceptions; (iii) 100% of the net proceeds of certain extraordinary receipts, subject to reinvestment rights and certain other exceptions; (iv) 100% of the net proceeds of any incurrence of debt, excluding certain permitted debt issuances; and (v) up to $60 million of net proceeds in connection with an initial public offering of at least $200 million, subject to certain exceptions.

All voluntary prepayments and certain mandatory prepayments of the Term Loan made (i) on or prior to the first anniversary of the closing date are subject to a 2.00% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loan may be paid without premium or penalty, other than customary breakage costs with respect to LIBOR Rate Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2021, we were in compliance with these covenants.

The Credit Agreement also contains customary events of default, which could result in acceleration of amounts due under the Credit Agreement. Such events of default include, subject to the grace periods specified therein, our failure to pay principal or interest when due, our failure to satisfy or comply with covenants, a change of control, the imposition of certain judgments and the invalidation of liens we have granted.

The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under our prior financing agreement (including a prepayment penalty of approximately $1.9 million) and for working capital and other corporate purposes. Principal payments of the Term Loan of $0.53 million are due quarterly.

Outstanding borrowings on the Term Loan were $211.5 million at June 30, 2021. Immediately following the IPO, on July 27, 2021 we paid off $115.0 million of the principal balance of the Term Loan, resulting in an outstanding balance of $96.5 million.

PPP Loan

In April 2020, we entered into a promissory note with Citizens Business Bank under the Paycheck Protection Program of the CARES Act pursuant to which Citizens Business Bank agreed to make a loan to us in the amount of approximately $3.7 million (the “PPP Loan”). The PPP Loan matures in April 2022, bears interest at a rate of 1.0% per annum and requires no payments during the first 16 months from the date of the loan. On June 10, 2021, we were notified that the U.S. Small Business Administration (the “SBA”) had forgiven the PPP Loan in full.

Contractual Obligations

As a result of entering into the Credit Agreement and forgiveness of the PPP Loan our commitments for payment of debt principal have increased from $186.9 at March 31, 2021 to $211.5 million at June 30, 2021. Following partial pay off of term loans under the Credit Agreement using proceeds from the initial public offering of 10,000,000 shares of our Class A common stock in July 2021 (the “IPO”) and the sale of 200,000 shares of our Series A Convertible preferred stock in a private placement our commitments for payment of debt principal decreased to $98.1 million as of July 31, 2021.

Cash Flows

The following table presents summary audited cash flow information for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$510	$(5,364)
Net cash provided by (used in) investing activities	(2,113)	(2,221)
Net cash provided by (used in) financing activities	10,507	11,137
Net increase in cash, cash equivalents and restricted cash	$8,904	$3,552

Cash Flows from Operating Activities

In the six months ended June 30, 2021, cash provided by operating activities was $0.5 million, compared to cash used of $5.4 million in the six months ended June 30, 2020, an increase in cash provided of $5.9 million. Of the change, ($2.7) million was due to a higher net loss adjusted for non-cash items. This amount was more than offset by the following changes in cash flows from operating assets and liabilities:

•	accounts payable, accrued expenses and other liabilities increased $3.9 million due to timing of payments;
•	deferred revenue increased $9.1 million due to an increase in sales of additional franchises;
•

current assets, excluding deferred costs, decreased $4.4 million due primarily to a decrease in accounts receivable and prepaid expenses and other current assets, partially offset by increases in inventories and notes receivable; and

•	deferred costs increased $0.2 million due to an increase in sales of additional franchises.

Cash Flows from Investing Activities

In the six months ended June 30, 2021, cash used in investing activities was $2.1 million, compared to $2.2 million in the six months ended June 30, 2020, a decrease of $0.1 million. The decrease was primarily attributable to an increase in cash received from collection of notes receivable, a decrease in cash used to purchase studios and a decrease in cash used to fund notes receivable, partially offset by an increase in cash used to purchase property and equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2021, cash provided by financing activities was $10.5 million, compared to $11.1 million in the six months ended June 30, 2020, a decrease in cash provided of $0.6 million. The decrease was primarily attributable to a decrease in net borrowings on our line of credit and long-term debt of $19.3 million, a decrease in member contributions of $17.3 million and a decrease in net receipts from member of $30.3 million, partially offset by decreases in distributions to member of $62.6 million and in payment of debt issuance costs of $4.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in the final prospectus filed in connection with the IPO on July 26, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk on our borrowing under our credit facility. We have a LIBOR-based floating rate borrowing under our credit facility, which exposes us to variability in interest payments due to changes in the reference interest rate.

As of June 30, 2021, we had $211.5 million of borrowings outstanding under our credit facility which bears interest on a floating basis tied to LIBOR and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States. As of June 30, 2021, the effect of a 10% adverse change in exchange rates on foreign denominated cash and cash equivalents, receivables and payables would not have been material for the period presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses

As disclosed in “Risk Factors” included in our final prospectus filed with the SEC on July 26, 2021, in connection with the IPO, we previously identified material weaknesses in our internal control over financial reporting related to inadequate or missing (i) anti-fraud programs and controls, and (ii) general information technology controls and controls over information provided by third-party service providers.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Plans

Our management, with oversight from our Audit Committee, has developed and is in process of implementing a remediation plan in response to the identified material weaknesses described above. We engaged a third-party firm that assisted us in evaluating our current processes and recommending measures to remediate the identified material weaknesses. Accordingly, we have taken various actions to remediate the material weaknesses, including:

•	Enhancing the risk assessment process to incorporate elements of fraud;
•	Modifying user role-based access and implementing internal controls to enable effective segregation of duties around journal entries; and
•

Formalizing information technology governance processes, policies and procedures, and implementing controls over network operations, access security, change management and information provided by third-party service providers.

We intend to continue to take steps to remediate the material weakness described above. We will not be able to fully remediate the identified material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit and risk committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 10 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on From 10-Q. If any of the following risks actually occurs, our business, prospects, results of operations, cash flows and financial condition could suffer materially, the trading price of our Class A common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described in this section. The principal risk factors are:

Risk Factor Summary

•	Our business and results of operations have been and are expected to continue to be materially adversely impacted by the ongoing COVID-19 pandemic.
•	Shifts in consumer behavior may materially adversely impact our business.
•	We have incurred operating losses in the past, may incur operating losses in the future and may not achieve or maintain profitability in the future.
•	We have a limited operating history and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.
•	Our financial results are affected by the operating and financial results of, and our relationships with, master franchisees and franchisees.
•	We may not be able to successfully implement our growth strategy, which includes opening new studios by existing and new franchisees in existing and new markets.
•	The number of new studios that actually open in the future may differ materially from the number of studio licenses sold to potential, existing and new franchisees.
•	Our success depends substantially on our ability to maintain the value and reputation of our brands.
•	Our expansion into new markets may present increased risks due to our unfamiliarity with those markets.
•	Our expansion into international markets exposes us to a number of risks that may differ in each country where we have licensed franchisees.
•

If we or master franchisees fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new studios and increase our revenue could be materially adversely affected.

•	Franchisees may incur rising costs related to the construction of new studios and maintenance of existing studios, which could adversely affect the attractiveness of our franchise model.
•	If franchisees are unable to identify and secure suitable sites for new studios, our ability to open new studios and increase our revenue could be materially adversely affected.
•	Opening new studios in close proximity to existing studios may negatively impact existing studios’ revenue and profitability.
•	New brands or services that we launch in the future may not be as successful as we anticipate.
•	Franchisees could take actions that harm our business.
•	Franchisees may not successfully execute our suggested best practices, which could harm our business.
•	We are subject to a variety of additional risks associated with franchisees.

•	Macroeconomic conditions or an economic downturn or uncertainty in our key markets could adversely affect discretionary spending and reduce demand for our and franchisees’ services and products
•	Our future success depends on the continuing efforts of our key employees and franchisees’ ability to attract and retain highly skilled personnel.
•	Our investments in underperforming studios may be unsuccessful, which could adversely affect our business, results of operations, cash flows and financial condition.
•	Disruptions in the availability of financing for current or prospective franchisees could adversely affect our business, results of operations, cash flows and financial condition.
•	We have discontinued our lending program to franchisees and franchisees may be unable to obtain funds to finance new studios.
•	We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
•	Franchisees may be unable to attract and retain customers, which would materially and adversely affect our business, results of operations, cash flows and financial condition.
•	If we are unable to anticipate and satisfy consumer preferences and shifting views of health, fitness and wellness, our business may be adversely affected.
•	Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
•	Our business is subject to various laws and regulations and changes in such laws and regulations, our or franchisees’ failure to comply with existing or future laws and regulations.
•	We currently are, and may in the future be, subject to legal proceedings, regulatory disputes and governmental inquiries.
•	We, master franchisees and franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.
•

We rely heavily on information systems provided by a single provider, and any material failure, interruption, weakness or termination with such supplier may prevent us from effectively operating our business and damage our reputation.

•

If we, master franchisees, franchisees or ClubReady fail to properly maintain the confidentiality and integrity of our customer personal data, we can be subject to costly litigation and damaged reputation.

•

Failure by us, master franchisees, franchisees or third-party service providers to comply with existing or future data privacy laws and regulations could have a material adverse effect on our business.

•	Changes in legislation or requirements related to electronic funds transfer may adversely impact our business operations.
•	We and franchisees are subject to a number of risks related to Automated Clearing House (“ACH”), credit card, debit card and gift card payments we accept.
•	We depend on a limited number of suppliers for certain equipment, services and products, which exposes us to disruptions.
•	Our intellectual property rights, including trademarks and trade names, may be infringed, misappropriated or challenged by others.
•	We may not be able to secure music licenses or to comply with the terms and conditions of such licenses, which lead to third-party claims or lawsuits against us and/or franchisees.
•	Our quarterly results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these results and metrics difficult to predict.
•	You should not rely on past increases in same store sales as an indication of our future results of operations because they may fluctuate significantly.
•	Use of social media may adversely impact our reputation or subject us to fines or other penalties.
•	We may require additional capital to support business growth and objectives, and this capital might not be available to us on attractive terms, if at all.

•	We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
•	If any of our retail products are unacceptable to us or franchisees’ customers, our business could be harmed.
•	We may face exposure to foreign currency exchange rate fluctuations.
•	Failure to comply with anti-corruption and anti-money laundering laws or similar laws and regulations could subject us to penalties and other adverse consequences.
•	Our management team has limited experience managing a public company.
•	If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
•	Goodwill and indefinite-lived intangible assets are a material component of our balance sheet and impairments of these assets could have a significant impact on our results.
•	Our and franchisees’ businesses are subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
•	Franchisees may be unable to obtain forgiveness of Paycheck Protection Plan loans under the CARES Act.
•	Our substantial indebtedness could adversely affect our financial condition and limit our ability to pursue our growth strategy.
•	If we are unable to satisfy the covenants in our credit agreement in the future for any reason, we may default.
•

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

•

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

•	Changes in the method for determining, and the potential replacement of, the London Interbank Offer Rate may affect our cost of borrowing.
•

We may not be able to maintain required licenses and permits or to comply with health and fitness regulations, which could lead to delays in opening studios, interruptions in services or the closure of studios, thereby harming our business.

•

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our business, results of operations, cash flows and financial condition.

•

The terms of our convertible preferred stock have provisions that could result in a change of control of our Board in the case of an event of default by us, including our failure to pay amounts due upon redemption of the convertible preferred stock.

•	Our convertible preferred stock impacts our ability to pay dividends on our Class A common stock and imposes certain negative covenants on us.
•	Our convertible preferred stock ranks senior to our Class A common stock.
•

We are a holding company, and our principal asset is our 61% ownership interest in the direct parent entity of the Company, Xponential Intermediate Holdings, LLC (“XPO Holdings”), and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

•

In certain circumstances, XPO Holdings will be required to make distributions to us and the other holders of limited liability company units (the “LLC Units”), and the distributions that XPO Holdings will be required to make may be substantial.

•

We are controlled by the pre-IPO members of XPO Holdings who continue to retain their ownership of LLC Units following the IPO (the “Continuing Pre-IPO LLC Members”) whose interests in our business may be different than yours.

•	We will be required to pay the TRA parties for certain tax benefits we may receive, and the amounts we may pay could be significant.
•

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

•

Our amended and restated certificate of incorporation includes exclusive forums provisions that could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

•	We are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards and therefore not required to comply with certain corporate governance requirements.
•

Directors, officers, stockholders and affiliates of the Preferred Investors and Snapdragon Capital Partners may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.

•

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

•

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

•	We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020, and we may not be able to remediate these material weaknesses.
•	Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
•

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

•

The securities or industry analysts may not publish research or reports about our business, or they may change their recommendations regarding our Class A common stock, which will adversely affect our stock price and trading volume.

Risks Related to Our Business and Industry

Our business and results of operations have been and are expected to continue to be materially adversely impacted by the ongoing COVID-19 pandemic.

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization, has continued to impact global economic activity. A public health pandemic such as COVID-19 poses the risk that we or our employees, franchisees, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, due to shutdowns, travel restrictions, social distancing requirements, stay-at-home orders and advisories and other restrictions suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this report, such as those relating to our growth strategy, international operations, franchisees’ ability to attract and retain members, supply chain, health and safety risks to members, loss of key employees and changes in consumer preferences.

The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and have adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although substantially all of our franchised studios have resumed operations as of June 30, 2021. We and franchisees took other actions, such as temporary rent deferrals and reduced marketing activities, as additional measures to preserve cash and liquidity during closure periods. As the COVID-19 pandemic continues to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. As a result of COVID-19, franchisees have also experienced to date, and may continue to experience, a decrease in net membership base. The COVID-19 pandemic and these responses have adversely affected and will continue to adversely affect our and franchisees’ sales.

The COVID-19 pandemic has significantly impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees and other fees and commissions generated from activities associated with franchisees and equipment sales to franchisees. These revenue streams were affected by the decline in system-wide sales as almost all studios were temporarily closed intermittently beginning in mid-March and throughout 2020 and early 2021, and new studio openings were delayed. We are reliant on the performance of franchisees in successfully operating their studios and paying royalties to us on a timely basis. Disruptions in franchisees’ operations for a significant amount of time due to studio closures or the COVID-19 pandemic-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, have adversely impacted and will likely continue to adversely impact royalty payments from franchisees, or result in our providing payment relief or other forms of support to franchisees, and may materially adversely affect our business, results of operations, cash flows and financial condition.

The COVID-19 pandemic has also adversely affected franchisees’ ability to open new studios. Social distancing and stay-at-home or shelter-in-place orders and mandates as well as construction restrictions related to the COVID-19 pandemic have caused a slowdown in planned openings and in construction related processes such as onsite inspections, permitting, construction completion and installation of equipment in some jurisdictions. We have also been largely unable to conduct in-person marketing and sales meetings and training sessions for franchisees at our headquarters. These changes may adversely affect our ability to grow our business.

If the business interruptions caused by the COVID-19 pandemic continue for a substantial period of time, we or franchisees may need to seek other sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity, whether through the credit markets or government programs, will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic persists.

The ultimate impact of the COVID-19 pandemic and any significant resurgences on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new variants of the coronavirus, such as the delta variant, new developments concerning the severity of or potential treatments or vaccines for COVID-19, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption and reduced operations. We expect our business, across all of our geographies, will continue to be impacted, but the significance of the impact of the COVID-19 pandemic on our business and the duration for which it may have an impact cannot be determined at this time.

Moreover, even after social distancing, stay-at-home and other governmental orders and advisories are lifted, consumer demand may remain weak and consumer behavior may shift, including as a result of consumers’ hesitancy to return to in-person studios. The COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of the global economy. A recession, depression or other adverse economic impact resulting from the COVID-19 pandemic could dampen consumer spending generally and demand for fitness classes or boutique fitness specifically. In addition, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. If a COVID-19 outbreak were to occur in any of the in-person studios, our brand’s reputation may be harmed and consumer demand for indoor classes may decrease further. Decreased consumer demand for any of these reasons would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and we cannot predict when or if our brands will return to the pre-COVID-19 pandemic active membership and demand levels.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our growth strategy, international operations, our and franchisees’ ability to attract and retain members, our supply chain, health and safety risks to our members, loss of key employees and changes in consumer preferences, as well as risks related to our significant indebtedness, including our ability to generate sufficient cash and comply with the terms of and restrictions under the agreements governing such indebtedness.

Shifts in consumer behavior may materially adversely impact our business.

As a result of the COVID-19 pandemic, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted, and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. Moreover, consumers have been adopting in-home fitness solutions, a trend which accelerated during the COVID-19 pandemic. This trend may reduce the number of times consumers participate in in-person fitness classes in studios. Decreased consumer demand due to a general shift in consumer behavior would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and we cannot predict when or if our brands will return to the pre-COVID-19 pandemic active membership and demand levels.

We have incurred operating losses in the past, may incur operating losses in the future and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our formation in 2017, including a net loss of $13.6 million for 2020 and $12.8 million for the six months ended June 30, 2021, and may continue to incur net losses for the foreseeable future. As a result, we had a total accumulated deficit of $120.2 million and $107.5 million as of June 30, 2021 and December 31, 2020, respectively. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.

We have a limited operating history and our past financial results may not be indicative of our future performance. Further, our revenue growth rate is likely to slow as our business matures.

Anthony Geisler, our Chief Executive Officer and founder, acquired Club Pilates in March 2015. We were founded in August 2017 and acquired Club Pilates, our first brand, in September 2017. We have a limited history of generating revenue. As a result of our short operating history, we have limited financial data that can be used to evaluate our business. Therefore, our historical revenue growth should not be considered indicative of our future performance. In particular, we have experienced periods of high revenue growth, notably since we acquired Pure Barre in October 2018, that we do not expect to continue as our business matures. Estimates of future revenue growth are subject to many risks and uncertainties and our future revenue may differ materially from our projections. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including market acceptance of our and franchisees’ services and products, the need to increase sales at existing studios, opening new studios, increasing competition and increasing expenses as we expand our business. We cannot be sure that we will be successful in addressing these and other challenges we may face in the future, and our business may be adversely affected if we do not manage these risks.

Our financial results are affected by the operating and financial results of, and our relationships with, master franchisees and franchisees.

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2020, we had 1,040 franchisees operating 1,722 open studios on an adjusted basis (which includes historical studio counts for Rumble, which we acquired in March 2021) and 1,085 franchisees operating 1,839 open studios as of June 30, 2021 on an adjusted basis. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations for a significant amount of time due to the COVID-19 pandemic-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. For example, our revenue was negatively affected by the decline in system-wide sales as a majority of our and franchisees’ studios were closed during mid-March and throughout 2020, and new studio openings were delayed. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

Franchisees are an integral part of our business. We would be unable to successfully implement our growth strategy without the participation of franchisees. The failure of franchisees to focus on the fundamentals of studio operations, such as quality, service and studio appearance, would adversely affect our business, results of operations, cash flows and financial condition.

If we fail to successfully implement our growth strategy, which includes opening new studios by existing and new franchisees in existing and new markets, our ability to increase our revenue and results of operations could be adversely affected.

Our growth strategy relies in large part upon new studio development by existing and new franchisees. Franchisees face many challenges in opening new studios, including:

•	availability and cost of financing;
•	selection and availability of suitable studio locations;
•	competition for studio sites;
•	negotiation of acceptable lease and financing terms;
•	impact of and responses to the COVID-19 pandemic;
•	construction and development cost management;
•	selection and availability of suitable general contractors;
•	punctual commencement and progress of construction and development;
•	equipment delivery or installation delays;

•	health, fitness and wellness trends in new geographic regions and acceptance of our and franchisees’ services and products;
•	employment, training and retention of qualified personnel; and
•	competition for consumers and qualified instructors.

Our growth strategy also relies on our and master franchisees’ ability to identify, recruit and enter into agreements with a sufficient number of qualified franchisees. In addition, our and franchisees’ ability to successfully open and operate studios in new markets may be adversely affected by a lack of awareness or acceptance of our brands and a lack of existing marketing efforts and operational execution in these new markets. To the extent that we and franchisees are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brands in new markets, franchisees’ studios in these new markets may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new studios may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate operating history and brand familiarity. New studios may not be successful or same store sales may not increase at historical rates, which could materially and adversely affect our business, results of operations, cash flows and financial condition.

In addition, new studios build their sales volume and customer base over time and, as a result, generally yield lower amounts of revenue for us than more mature studios. New studios may not achieve sustained results consistent with more mature studios on a timely basis, or at all, which could have an adverse effect on our financial condition, operating results and growth rate.

The majority of new franchisees’ studio development is funded by franchisee investment and, therefore, our growth strategy is dependent on the ability of franchisees or prospective franchisees to access funds to finance such development. If franchisees (or prospective franchisees) are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new studios, and our future growth could be adversely affected. In particular, our Chief Executive Officer and founder is the owner of Intensive Capital Inc. (“ICI”), which directly and indirectly has provided financing to a limited number of franchisees. ICI has discontinued lending to franchisees and franchisees may be unable to obtain financing on the same or similar terms or on the same timeline and our future growth could be adversely affected. From time to time, we may also offer short term financing to franchisees. If we offer financing and franchisees are unable to repay the amounts borrowed, our business, results of operations, cash flows and financial condition could be adversely affected.

To the extent franchisees are unable to open new studios on the timeline we anticipate, we will not realize the revenue growth that we expect. Franchisees’ failure to add a significant number of new studios would adversely affect our ability to increase our revenue and operating income and could materially and adversely affect our business, results of operations, cash flows and financial condition.

The number of new studios that actually open in the future may differ materially from the number of studio licenses sold to potential, existing and new franchisees.

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of June 30, 2021, we had 1,509 studios in North America contractually obligated to be opened under existing franchise agreements and 738 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened, on an adjusted basis to reflect historical information of brands we have acquired. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From inception to June 30, 2021, 235 licenses had been terminated in North America and two had been terminated internationally. We expect that this percentage may increase over time. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open a studio. Of the franchisees that opened their first studio in 2020, on average it took approximately 14.6 months from signing the franchise agreement to open. The length of time increased during 2020 due to COVID-related opening restrictions. However, the historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

Our success depends substantially on our ability to maintain the value and reputation of our brands.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands and the connection of franchisees’ customers to our brands. Maintaining, protecting and enhancing our brands depends largely on the success of our marketing efforts, ability to provide consistent, high-quality services and our ability to successfully secure, maintain and defend our rights to use trademarks important to our brands. We believe that the importance of our brands will increase as competition within our markets further intensifies and brand promotion activities may require substantial expenditures. Our brands could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity. In particular, studios offer services that involve physical interaction, and any claims of inappropriate touching or behavior by franchisees’ employees or independent contractors, even if unsubstantiated, could harm our and our brands’ reputations. Unfavorable publicity about us, including our brands, services, products, customer service, personnel, technology and suppliers, could diminish confidence in, and the use of, our services and products. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of franchisees’ customers and result in decreased revenue, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our expansion into new markets may present increased risks due to our unfamiliarity with those markets.

Certain new franchised studios and studios franchised through master franchisees are planned for markets where there may be limited or no market recognition of our brands. Those new markets may have competitive conditions, consumer preferences and discretionary spending patterns that are different from those in our existing markets. As a result, studios in these new markets may be less successful than studios in existing markets. Franchisees may need to build brand awareness in those new markets through greater investments in advertising and promotional activity than franchisees originally planned. Franchisees may find it more difficult in new markets to hire, motivate and retain qualified employees who can project our vision, passion and culture. Studios opened in new markets may also have lower average sales than studios opened in existing markets. Sales at studios opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby adversely affecting our business, results of operations, cash flows and financial condition.

Our expansion into international markets exposes us to a number of risks that may differ in each country where we have licensed franchisees.

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, Japan, Saudi Arabia, Singapore, South Korea and Spain, entered into international expansion agreements in the Dominican Republic, Austria and Germany and plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

•	impact of the COVID-19 pandemic, including social distancing and other restrictions imposed due to the COVID-19 pandemic;
•	recessionary or expansive trends in international markets;
•	increases in the taxes we or franchisees pay and other changes in applicable tax laws;
•	legal and regulatory changes, and the burdens and costs of our and franchisees’ compliance with a variety of foreign laws;
•	changes in inflation rates;
•	changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds;
•	difficulty in protecting our brands, reputation and intellectual property;
•	difficulty in collecting royalties;
•	political and economic instability; and
•	other external factors, including actual or perceived threats to public health.

If we or master franchisees fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new studios and increase our revenue could be materially adversely affected.

The opening of new studios depends, in part, upon the availability of prospective franchisees who meet our criteria. We or master franchisees may not be able to identify, recruit or contract with qualified franchisees in our target markets on a timely basis or at all. In addition, franchisees may not ultimately be able to access the financial or management resources that they need to open the studios contemplated by their agreements with us, or they may elect to cease studio development for other reasons. If we or master franchisees are unable to recruit qualified franchisees or if franchisees are unable or unwilling to open new studios as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, results of operations, cash flows and financial condition.

Franchisees may incur rising costs related to the construction of new studios and maintenance of existing studios, which could adversely affect the attractiveness of our franchise model and, in turn, our business, results of operations, cash flows and financial condition.

Franchisees’ studios require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. Further, studio operating costs have increased in connection with franchisees’ responses to the COVID-19 pandemic, including implementing required and recommended measures designed to mitigate the spread of COVID-19. If franchisees’ costs are greater than expected, franchisees may need to outperform their operational plans to achieve their targeted returns. In addition, increased costs may result in lower profits to franchisees, which may cause them to cease operations or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

In addition, if a franchisee is unwilling or unable to acquire the necessary financing to invest in the maintenance and upkeep of its studios, including periodic remodeling and equipment replacement, the quality of its studios could deteriorate, which may have a negative impact on the image of our brands and franchisees’ ability to attract and retain customers, which in turn may have a negative impact on our business, results of operations, cash flows and financial condition.

If franchisees are unable to identify and secure suitable sites for new studios, our ability to open new studios and increase our revenue could be materially adversely affected.

To successfully expand our business, franchisees must identify and secure sites for new studios that meet our established criteria. Franchisees face significant competition for such sites and, as a result, franchisees may lose or be forced to pay significantly higher prices for such sites. If franchisees are unable to identify and secure sites for new studios that meet our established criteria, our revenue growth rate and results of operations may be negatively impacted. Additionally, if our or franchisees’ analysis of the suitability of a new studio site is incorrect, franchisees may not be able to recover their capital investment in developing and building the new studio.

As we increase our number of franchised studios, franchisees may also open studios in higher-cost markets, which could entail, among other expenses, greater lease payments and construction costs. The higher level of invested capital at these studios may require higher operating margins and higher net income per studio to produce the level of return we, franchisees and our potential franchisees expect. Failure to provide this level of return could adversely affect our business, results of operations, cash flows and financial condition.

Opening new studios in close proximity to existing studios may negatively impact existing studios’ revenue and profitability.

Franchisees currently operate studios in 48 U.S. states and the District of Columbia, Canada, Australia, Japan, Saudi Arabia, South Korea and the Dominican Republic, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

New brands or services that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We acquired Stretch Lab in November 2017, Row House in December 2017, AKT in March 2018, Yoga Six in July 2018, Stride in December 2018 and Rumble in March 2021. We launched our digital platform offerings in 2019. We may launch additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful. If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Franchisees could take actions that harm our business.

Franchisees are contractually obligated to operate their studios in accordance with the operational, safety and health standards set forth in our agreements with them. Franchisees are independent third parties and their actions are outside of our control. In addition, we cannot be certain that franchisees will have the business acumen or financial resources necessary to operate successful franchises, and certain state franchise laws may limit our ability to terminate or modify our franchise agreements with them. Franchisees own, operate and oversee the daily operations of their studios, and their employees and independent contractors are not our employees or independent contractors. As a result, the ultimate success and quality of any studio rests with the franchisee. If franchisees do not operate their studios in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected and the image of our brands and our reputation could be harmed, which in turn could adversely affect our business, results of operations, cash flows and financial condition. Furthermore, we may have disputes with franchisees that could damage the image of our brands, our reputation and our relationships with franchisees.

Franchisees may not successfully execute our suggested best practices, which could harm our business.

Franchisees may not successfully execute our suggested best practices, which include our recommended plan for operating and managing a studio. We believe our suggested best practices provide key principles designed to help franchisees manage and operate a studio efficiently. If a franchisee is unable to manage or operate their studio efficiently, the performance and quality of service of the studio could be adversely affected, which could reduce customer engagement and negatively affect our royalty revenues and brand image. Further, we expect franchisees to follow our suggested best practices, and if a franchisee does not adopt the principles outlined by us, franchisees may not generate the revenue we expect and our forecasts and projections may be inaccurate, which in turn could adversely affect our business, results of operations, cash flows and financial condition.

We are subject to a variety of additional risks associated with franchisees.

Our franchise model subjects us to a number of risks, any one of which may impact our royalty revenues collected from franchisees, harm the goodwill associated with our brands, and materially and adversely impact our business, results of operations, cash flows and financial condition.

Franchisee bankruptcies. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under our agreements with such franchisee. In the event of a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement or agreements, area development agreement or any other agreements pursuant to Section 365 of the U.S. Bankruptcy Code, in which case there would be no further royalty payments or any other payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee changes in control. Franchisees are independent business owners. Although we have the right to approve franchisees, including any transferee franchisees, it can be difficult to predict in advance whether a particular franchisee will be successful. If an individual franchisee is unable to successfully establish, manage and operate its studio, the performance and quality of service of the studio could be adversely affected, which could reduce sales and negatively affect our royalty revenues, the image of our brands and our reputation. In the event of the death or disability of a franchisee (if a natural person) or a principal of a franchisee entity, the executors and representatives of the franchisee are required to transfer the relevant franchise agreements with us to the franchisee’s heirs, trust, personal representative or conservator, as applicable. In any transfer situation, the transferee may not be able to perform the former franchisee’s obligations under such franchise agreements and successfully operate the studio. In such a case, the performance and quality of service of the studio could be adversely affected, which could also reduce sales and negatively affect our royalty revenues, the image of our brands and our reputation.

Franchisee insurance. Franchise agreements require each franchisee to maintain certain insurance types at specified levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement with us or other contractual obligations, which could negatively affect our operating and financial results.

Franchisees that are operating entities. Franchisees may be natural persons or legal entities. Franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their studios. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its customers and maintain studio operations while making royalty payments, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Franchise agreement termination and nonrenewal. Each of our franchise agreements is subject to termination by us as the franchisor in the event of a default. The default provisions under our franchise agreements are drafted broadly and include, among other things, any failure to meet performance standards.

In addition, each of our franchise agreements has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. The franchise agreement renewal is contingent on, among other requirements, the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty rates, advertising fees and other fees and costs), the satisfaction of certain conditions (including studio renovation and modernization and other requirements) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of these requirements, the expiring franchise agreement will terminate upon the expiration of its term.

Franchisee litigation and effects of regulatory efforts. We and franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal injury claims, harassment claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of franchisees’ employees, landlord/tenant disputes, intellectual property claims, gift card claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Occupational Safety and Health Act and other employment-related laws. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and franchisees may have. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, may also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer or other theories. In addition to such claims decreasing the ability of a defendant-franchisee to make royalty payments and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us, the image of our brands and our reputation, regardless of whether the allegations are valid or we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business, results of operations, cash flows and financial condition.

In addition, we, master franchisees, and franchisees are subject to various regulatory efforts, such as efforts to enforce employment laws, which include efforts to categorize franchisors as the co-employers of their franchisees’ employees, legislation to categorize independent contractors as employees, legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits, and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. These efforts may impose greater costs and regulatory burdens on us and franchisees, and negatively affect our ability to attract and retain franchisees.

We could also become subject to class action or other lawsuits related to the above-described or different matters in the future. In the ordinary course of business, we are also the subject of regulatory actions regarding the enforceability of the non-compete clauses included in our franchise agreements. In particular, certain states have public policies that may call into question the enforceability of non-compete clauses. Regardless, however, of whether any claim brought against us in the future is valid or we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.

Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims, or any adverse publicity resulting from such claims, could adversely affect our business, results of operations, cash flows and financial condition.

Franchise agreements and franchisee relationships. Franchisees develop and operate their studios under terms set forth in our area development and franchise agreements, respectively. These agreements give rise to long-term relationships that involve a complex set of obligations and cooperation. We have a standard set of agreements that we typically use with franchisees. However, we reserve the right to negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We and franchisees may not always maintain a positive relationship or interpret our agreements in the same way. Our failure to have positive relationships with franchisees could individually or in the aggregate cause us to change or modify our business practices, which may make our franchise model less attractive to franchisees or their customers.

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable studios. A typical franchise agreement has a ten-year term. No franchisee accounted for more than 5% of our total studios. If we fail to maintain or renew our contractual relationships with these significant franchisees on acceptable terms, or if one or more of these significant franchisees were to become unable or otherwise unwilling to pay amounts due to us, our business, results of operations, cash flows and financial condition could be materially adversely affected.

Macroeconomic conditions or an economic downturn or uncertainty in our key markets could adversely affect discretionary spending and reduce demand for our and franchisees’ services and products, which could adversely affect our and franchisees’ ability to increase sales at existing studios or to open new studios.

Recessionary economic cycles, low consumer confidence, inflation, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may negatively affect our ability to attract franchisees and a decrease in discretionary consumer spending could reduce demand for health, fitness and wellness services and products, which could adversely affect our revenue and operating margins and make opening new studios more difficult. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may decrease demand for our franchises. In addition, unfavorable economic conditions may lead consumers to have lower disposable income and reduce the frequency with which they purchase our and franchisees’ services and products. In addition, disasters or outbreaks, such as the COVID-19 pandemic, as well as any resulting recession, depression or other long-term economic impact, could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our or franchisees’ operating results. This could result in fewer transactions or limitations on the prices we and franchisees can charge for services and products, either of which could reduce our sales and operating margins. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Our future success depends on the continuing efforts of our key employees and franchisees’ ability to attract and retain highly skilled personnel.

Our future success depends, in part, on the services of our senior management team and other key employees at our corporate headquarters, as well as on our and franchisees’ ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to identify, attract, develop, integrate and retain the additional qualified employees required to expand our and franchisees’ activities, or the loss of current key employees, could adversely affect our and franchisees’ operating efficiency and financial condition. In particular, we are highly dependent on the services of Anthony Geisler, our Chief Executive Officer and founder, who is critical to the development of our business, vision and strategic direction. We also heavily rely on the continued service and performance of our senior management team, including each of our brand presidents, who provide leadership, contribute to the core areas of our business and help us to efficiently execute our business. If our senior management team, including any new hires that we make in the future, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations, reduce our employee retention and revenue and impair our ability to compete. Although we have entered into employment offer letters with certain of our key personnel, including Mr. Geisler, these letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

Competition for highly skilled personnel is often intense. We and franchisees may not be successful in attracting, integrating or retaining qualified personnel to fulfill our or their needs. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our investments in underperforming studios may be unsuccessful, which could adversely affect our business, results of operations, cash flows and financial condition.

From time to time, we take ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. As a result of the COVID-19 pandemic, we took ownership of a larger number of studios in 2020 than we have taken in previous years. As of December 31, 2020, we had ownership of 40 studios, compared to 14 and four studios as of December 31, 2018 and 2019, respectively. As of June 30, 2021, we had ownership of 52 studios. There is no guarantee that we will be successful in improving the operating results of such a studio or refranchising it. If the costs of operating the studio are greater than expected, the studio is otherwise unattractive due to its location or otherwise or we are required to operate the studio for an extended period of time, our business, results of operations, cash flows and financial condition may be adversely affected. We are actively seeking to refranchise our company-owned studios, as operating company-owned studios is not a component of our business model. However, we may not be able to do so and we expect that if we have not been able to do so by December 31, 2021, we may choose to close most or all such studios to the extent they are not profitable at that time and would incur charges in connection therewith for asset impairment and lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, our operation of studios may also have the effect of heightening many of the other risks for us described in this “Risk Factors” section that are related to the franchisee’s operation of its studios, such as those relating to our ability to attract and retain members, health and safety risks to our members, loss of key employees and changes in consumer preferences.

From time to time, we also make cash support payments to franchisees of underperforming studios. The support payments are intended to help franchisees improve their studios. The support payments may not be sufficient to help franchisees improve their results, and we may never realize a return on the support payments, which could materially and adversely affect our business, results of operations, cash flows and financial condition.

Disruptions in the availability of financing for current or prospective franchisees could adversely affect our business, results of operations, cash flows and financial condition.

Any decline in the capital markets or limits on credit availability may negatively affect the ability of current or prospective franchisees to access the financial or management resources that they need to open or continue operating the studios contemplated by their agreements with us. Franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new studios and to provide working capital. If there is a decline in the credit environment, financing may become difficult to obtain for some or all of our current and prospective franchisees. If current or prospective franchisees face difficulty obtaining financing, the number of our franchised studios may decrease, franchise fee revenues and royalty revenues could decline and our planned growth may slow, which would negatively impact our business, results of operations, cash flows and financial condition.

Our Chief Executive Officer and founder owns ICI, which has provided financing to a limited number of franchisees in the past. ICI has discontinued lending to franchisees and franchisees may be unable to obtain funds to finance new studios on similar terms or timelines and our ability to have franchisees open new studios and increase our revenue could be materially adversely affected.

Our Chief Executive Officer and founder is the owner of ICI, which directly and indirectly has provided financing to a limited number of franchisees to fund working capital, equipment leases, franchise fees and other related expenses. ICI has discontinued lending to franchisees and franchisees may be unable to obtain financing on the same or similar terms or on the same timeline and our future growth could be adversely affected.

We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.

Our services are offered in a highly competitive market. We face significant competition in every aspect of our business, including other fitness studios, personal trainers, health and fitness clubs, at-home fitness equipment, online fitness services and health and wellness apps. We also compete to sell franchises to potential franchisees who may choose to purchase franchises in boutique fitness from other operators, or franchises in other industries. Moreover, we expect the competition in our market to intensify in the future as new and existing competitors introduce new or enhanced services and products that compete with ours and as the industry continues to shift towards more online offerings. Franchisees compete with other fitness industry participants, including:

•	other national and regional boutique fitness offerings, some of which are franchised and others of which are owned centrally at a corporate level;
•	other fitness centers, including gyms and other recreational facilities;
•	individually owned and operated boutique fitness studios;
•	personal trainers;
•	racquet, tennis and other athletic clubs;
•	online fitness services and health and wellness apps;
•	the home-use fitness equipment industry; and
•	businesses offering similar services.

Our competitors may develop, or have already developed, services, products, features or technologies that are similar to ours or that achieve greater consumer acceptance, may undertake more successful service and product development efforts, create more compelling employment opportunities, franchise opportunities or marketing campaigns, or may adopt more aggressive pricing policies. Our competitors may develop or acquire, or have already developed or acquired, intellectual property rights that significantly limit or prevent our ability to compete effectively in the public marketplace. In addition, our competitors may have significantly greater resources than us, allowing them to identify and capitalize more efficiently upon opportunities in new markets and consumer preferences and trends, more quickly transition and adapt their services and products, devote greater resources to marketing and advertising, or be better positioned to withstand substantial price competition. If we are unable to compete effectively against our competitors, they may acquire and engage customers or generate revenue at the expense of our efforts, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

Franchisees may be unable to attract and retain customers, which would materially and adversely affect our business, results of operations, cash flows and financial condition.

The success of our business depends on franchisees’ ability to attract and retain customers. Our and franchisees’ marketing efforts may not be successful in attracting customers to studios, and customer engagement may materially decline over time, especially at studios in operation for an extended period of time. Customers may cancel their memberships at any time after giving proper advance notice, subject to an initial minimum term applicable to certain memberships. Franchisees may also cancel or suspend memberships if a customer fails to provide payment. In addition, franchised studios experience attrition and must continually engage existing customers and attract new customers in order to maintain membership levels. Some of the factors that could lead to a decline in customer engagement include changing desires and behaviors of consumers or their perception of our brands, changes in discretionary spending trends and general economic conditions, effects of outbreaks, such as the current COVID-19 pandemic, including social distancing requirements, stay-at-home orders and advisories, other restrictions suggested or mandated by governmental authorities, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, a decrease in monthly membership dues as a result of direct and indirect competition in our industry, a decline in the public’s interest in health, fitness and wellness, or a decline in the public’s interest in attending in-person fitness classes, among other factors. In order to increase membership levels, we may from time to time allow franchisees to offer promotions or lower monthly dues or annual fees. If we and franchisees are not successful in optimizing price or in increasing membership levels in new and existing studios, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our business, results of operations, cash flows and financial condition.

If we are unable to anticipate and satisfy consumer preferences and shifting views of health, fitness and wellness, our business may be adversely affected.

Our success depends on our ability to identify and originate trends, as well as to anticipate and react to changing consumer preferences and demands relating to health, fitness and wellness, in a timely manner. Our business is subject to changing consumer preferences and trends that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health, fitness and wellness services our brands provide could negatively impact consumers’ preferences for such services and negatively impact our business. If we are unable to introduce new or enhanced offerings in a timely manner, or if our new or enhanced offerings are not accepted by consumers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of health, fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these shifts. For example, during the COVID-19 pandemic, many of our members have shifted to at-home workouts. We are unable to predict whether our active membership levels will return to the same levels as our franchisees experienced before the COVID-19 pandemic. Failure to anticipate and respond in a timely manner to changing consumer preferences and demands could lead to, among other things, lower revenue at our franchised studios and, therefore, lower revenue from royalties. Even if we are successful in anticipating consumer preferences and demands, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced offerings may require significant time and financial investment, which could result in increased costs and a reduction in our operating margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying the introduction of each brand and service.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Since our founding in 2017, we have experienced significant growth in our business activities and operations. This expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we and franchisees foster at studios is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2019, franchisees opened 400 studios, compared to 258 studios in 2018 and 231 studios in 2017, in North America on an adjusted basis to reflect historical information of the brands we have acquired. Since June 30, 2020, franchisees opened 241 studios in North America on an adjusted basis to reflect historical information of the brands we have acquired. Our failure to successfully execute on our planned expansion of studios could materially and adversely affect our business, results of operations, cash flows and financial condition.

Our business is subject to various laws and regulations and changes in such laws and regulations, our or franchisees’ failure to comply with existing or future laws and regulations, could adversely affect our business, results of operations, cash flows and financial condition.

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the U.S. Federal Trade Commission (the “FTC”), which regulates the offer and sale of franchises in the United States and its territories and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 19 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees. We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. Our failure to comply with such franchise sales laws may result in a franchisee’s right to rescind its franchise agreement and damages and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in at least 22 U.S. states that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws may result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. In addition, in certain states under certain circumstances, such as allegations of fraud, we may be temporarily prevented from offering or selling franchises until either our annual FDD filing, or any amendment to our FDD filing, is accepted by the relevant regulatory agency. Our non-compliance with franchise sales laws or franchise relationship laws could result in our liability to franchisees and regulatory authorities as described above, our inability to enforce our franchise agreements, inability to sell licenses and a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

We and franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and Canada governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and franchisees’ employees are paid at rates related to the U.S. federal minimum wage. Increases in the U.S. federal minimum wage would increase our and franchisees’ labor costs, which might result in our and franchisees’ inadequately staffing studios. Such increases in labor costs and other changes in labor laws could affect studio performance and quality of service, decrease royalty revenues and adversely affect our brands.

Our and franchisees’ operations and properties are subject to extensive U.S. and Canadian federal, state, provincial and local laws and regulations, as well laws and regulations in other countries in which we and franchisees have begun operating, or in the future may operate, including those relating to environmental, building and zoning requirements. Our and franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with these legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability, which could adversely affect our business, results of operations, cash flows and financial condition.

We and franchisees are responsible at the studios we operate for compliance with state and provincial laws that regulate the relationship between studios and their customers. Many states and provinces have consumer protection regulations that may limit the collection of dues or fees prior to a studio opening, require disclosure of certain pricing information, mandate the maximum length of membership contracts and “cooling off” periods for customers after the purchase of a membership, set escrow and bond requirements for studios, govern customer rights in the event of a customer relocation or disability, provide for specific customer rights when a studio closes or relocates or preclude automatic membership renewals. Our or franchisees’ failure to comply fully with these rules or requirements may subject us or franchisees to fines, penalties, damages and civil liability, or result in membership contracts being void or voidable. In addition, states may modify these laws and regulations in the future. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to franchisees or their customers.

We currently are, and may in the future be, subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, gift cards, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we are the subject of complaints or litigation, including litigation related to acquisitions, classification of independent contractors, trademark disputes, claims related to misrepresentations in our franchise disclosure documents and claims related to our franchise agreements or employment agreements. For example, suits have been brought against us by founders of brands we have acquired, alleging, among other complaints, breach of contract. If any of these lawsuits are decided adversely against us, it may adversely affect our business, results of operations, cash flows and financial condition. Litigation related to laws or regulations, or changes in laws or regulations, governing instructor certifications may also adversely affect our or franchisees’ businesses. For example, suits have been brought against Stretch Lab franchisees alleging that flexologists must be certified massage therapists. If any of these lawsuits are decided adversely against franchisees, or laws or regulations regarding instructor certifications change, franchisees may face increased labor costs, which could adversely affect the franchisee’s business and results of operations, which may adversely affect our business, results of operations, cash flows and financial condition.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable or stop offering or selling certain services or products, all of which could negatively affect our sales and revenue growth. In particular, any allegations of fraud could temporarily prevent us from offering or selling franchises in certain states for a period of time.

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations, cash flows and financial condition.

We, master franchisees and franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.

The use of our and franchisees’ studios poses some potential health and safety risks to customers through, among other things, physical exertion and the physical nature of the services offered. Claims might be asserted against us and franchisees for a customer’s death or injury sustained while exercising and using the facilities at a studio, for harassment in connection with services offered at a studio, or product liability claims arising from use of equipment in the studio, and we may be named in such a suit even if the products claim relates to the operations or facilities of a franchisee. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. In addition, adverse publicity resulting from such allegations may materially and adversely affect us, the image of our brands and our reputation, regardless of whether such allegations are valid or we are liable. Depending upon the outcome, these matters may have a material adverse effect on our business, results of operations, cash flows and financial condition.

We, master franchisees and franchisees rely heavily on information systems provided by a single provider, and any material failure, interruption, weakness or termination with such supplier may prevent us from effectively operating our business and damage our reputation.

We and franchisees in North America increasingly rely on information systems provided by ClubReady, LLC (“ClubReady”), including the point-of-sale processing systems in our franchised studios and other information systems managed by ClubReady, to interact with franchisees and customers and to collect and maintain customer information or other personally identifiable information, including for the operation of studios, collection of cash, management of our equipment supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our and franchisees’ ability to efficiently and effectively manage studios depends significantly on the reliability and capacity of these systems, and any potential failure of ClubReady to provide quality uninterrupted service is beyond our and their control.

We recently notified ClubReady of a breach of contract related to our position that ClubReady had failed to meet its contractual performance obligations and initiated mediation proceedings. If we ultimately terminate our relationship with ClubReady, we may incur substantial delays and expense in finding and integrating an alternative studio management and payment service provider into our operating systems. We believe there are alternate studio management and payment service providers that are capable of supporting our platform and franchisees, however the integration of the new system could temporarily disrupt our and franchisees’ business and the quality and reliability of such alternative service provider may not be comparable to that of ClubReady.

Franchisees outside of North America also rely on information systems, and any disruption in such information systems could negatively impact such franchisees’ operations, which could adversely affect our business, results of operations or financial condition.

Our and franchisees’ operations depend upon our and their ability, as well as the ability of third-party service providers such as ClubReady, to protect our and their computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security of these systems or other unanticipated problems could result in interruptions to or delays in our business and customer service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems, as well as transitions from one service provider to another, may cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our, franchisees’ or our third-party service providers’ information systems fail and the back-up or disaster recovery plans are not adequate to address such failures, our revenue could be reduced and the image of our brands and our reputation could be materially adversely affected. If we need to move to a different third-party system, our operations could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures.

If we, master franchisees, franchisees or ClubReady fail to properly maintain the confidentiality and integrity of our data, including customer credit, debit card and bank account information and other personally identifiable information, we could incur significant liability or become subject to costly litigation and our reputation and business could be materially and adversely affected.

In the ordinary course of business, we, master franchisees, and franchisees collect, use, transmit, store and otherwise process customer and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we, master franchisees, franchisees or our third-party service providers, including ClubReady, maintain. Some of this data is sensitive and could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, hackers, “hactivists,” disgruntled current or former employees, and others. The integrity and protection of that customer and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our, master franchisees’, franchisees’ and our third-party service providers’ facilities and systems may be vulnerable to both external and internal threats, including security breaches, acts of cyber terrorism or sabotage, vandalism or theft, misuse, unauthorized access, computer viruses, ransomware, denial-of-service attacks, misplaced, corrupted or lost data, programming or human errors or other similar events. Certain of our third-party service providers lack sufficient design and implementation of general information technology controls and we lack sufficient controls over information provided by certain third-party service providers, which could expose us to any of the foregoing risks. A number of retailers and other companies have recently experienced serious cyber security breaches of their information technology systems. Furthermore, the size and complexity of our, master franchisees’, franchisees’ and our third-party service providers’ information systems make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, franchisees, master franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our or their systems may not be discovered promptly.

Under certain laws, regulations and contractual obligations, a cybersecurity breach could also require us to notify customers, employees or other groups of the incident. For example, laws in all 50 U.S. states require businesses to provide notice to clients whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. The forgoing could result in adverse publicity, loss of sales and revenue, or an increase in fees payable to third parties. It could also result in significant fines, penalties orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, clients or third parties or remediation and other costs that could adversely affect our business, results of operations, cash flows and financial condition. Any such proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, and government and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or the refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to the image of our brands and our reputation, and our inability to provide our services and products to consumers in certain jurisdictions.

A security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, franchisees or our third-party service providers, could have material adverse effects on our and franchisees’ business, operations, brands, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. We maintain cyber risk insurance, but do not require franchisees to do so. In the event of a significant data security breach, our insurance may not cover all our losses that we would be likely to suffer and in addition, franchisees may not have any or adequate coverage.

Failure by us, master franchisees, franchisees or third-party service providers to comply with existing or future data privacy laws and regulations could have a material adverse effect on our business.

The collection, maintenance, use, disclosure and disposal of personally identifiable information by us, master franchisees and franchisees is regulated by federal, state and provincial governments and by certain industry groups, including the Payment Card Industry organization and the National Automated Clearing House Association. Federal, state, provincial governments and industry groups may also consider and implement from time to time new privacy and security requirements that apply to us and franchisees. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of personally identifiable information that is stored in one or more of our, master franchisees’, franchisees’ or our third-party service providers’ databases.

The U.S. federal government and various state and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current format, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, results of operations, cash flows and financial condition. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

As we expand internationally, we may become subject to additional data privacy laws and regulations, including the European Union’s General Data Protection Regulation (the “GDPR”), which went into effect in May 2018 and which imposes additional obligations on companies with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our, master franchisees’, franchisees’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. While we continue to address the implications of the recent changes to European Union data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we may be required to devote significant resources to understanding and complying with this changing landscape.

Noncompliance with privacy laws, industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us, franchisees or our third-party service providers, could have material adverse effects on our and franchisees’ business, operations, brands, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order.

Changes in legislation or requirements related to electronic funds transfer, or our or franchisees’ failure to comply with existing or future regulations, may adversely impact our business, results of operations, cash flows and financial condition.

We and franchisees accept payments for our services through electronic funds transfers (“EFTs”) from customers’ bank accounts and, therefore, we are subject to federal, state and provincial legislation and certification requirements governing EFTs, including the Electronic Funds Transfer Act. Some states, such as New York and Tennessee, have passed or considered legislation requiring health and fitness clubs to offer a prepaid membership option at all times and/or limit the duration for which memberships can auto-renew through EFTs, if at all. Our business relies heavily on the fact that franchisees’ customers continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health and fitness club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our and franchisees’ ability to accept EFTs, which would have a material adverse effect on our and franchisees’ businesses, results of operations, cash flows and financial condition. In addition, any such costs that may arise in the future as a result of changes to such legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to franchisees and our and their members.

We and franchisees are subject to a number of risks related to ACH, credit card, debit card and gift card payments we accept.

We and franchisees accept payments through ACH, credit card, debit card and gift card transactions. Acceptance of these payment options subjects us and franchisees to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. For ACH, credit card and debit card payments, we and franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we or franchisees charge for our services and products, which could cause us to lose franchisees or franchisees to lose customers or suffer an increase in operating expenses, either of which could harm our business, results of operations and financial condition.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on customer satisfaction and could cause one or more of the major credit card companies to disallow continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, customers’ credit cards, debit cards or bank accounts are not properly charged on a timely basis or at all, we could lose revenue, which would harm our results of operations. In addition, if we or any of our processing vendors experience a cybersecurity breach affecting data related to services provided to us, we could experience reputational damage or incur liability. Further, we and any of our processing vendors must comply with the standards set by the payment card industry (“PCI”). If we or any of our vendors fail to comply with PCI protocols, we could be subject to fines.

If we fail to adequately control fraudulent ACH, credit card and debit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher ACH, credit card and debit card related costs, each of which could adversely affect our business, results of operations, cash flows and financial condition. The termination of our ability to accept payments through ACH, credit or debit card transactions would significantly impair our and franchisees’ ability to operate our businesses.

In addition, we and franchisees offer gift cards for classes at our and franchisees’ studios. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our or franchisees’ positions on the application of its abandoned and unclaimed property laws to gift cards, our or franchisees’ liabilities with respect to unredeemed gift cards may be material and may negatively affect our and franchisees’ business, results of operations, cash flows and financial condition.

Our dependence on a limited number of suppliers for certain equipment, services and products could result in disruptions to our business and could adversely affect our revenue and results of operation.

Certain equipment, services and products used in franchisees’ studios, including exercise equipment and point-of-sale software and hardware, are sourced from third-party suppliers. The ability of these third-party suppliers to successfully provide reliable and high-quality equipment, services and products is subject to technical and operational uncertainties that are beyond our or franchisees’ control. Any disruption to our third-party suppliers’ operations could impact our supply chain and our ability to service existing studios and open new studios on time or at all and thereby generate revenue. If we lose these third-party suppliers or such suppliers encounter financial hardships unrelated to our or franchisees’ demand for their equipment, services or products, we may be unable to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. Transitioning to new suppliers would be time consuming and expensive and may result in interruptions in our and franchisees’ operations. If we should encounter delays or difficulties in securing the quantity of equipment, services and products that we or franchisees require to service existing studios and open new studios, our third-party suppliers encounter difficulties meeting our and franchisees’ demands for equipment, services or products, our or franchisees’ websites experience delays or become impaired due to errors in the third-party technology or there is a deficiency, lack or poor quality of equipment, services or products provided, our ability to serve franchisees and their customers, as well as to grow our brands, would be interrupted. If any of these events occur, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our intellectual property rights, including trademarks and trade names, may be infringed, misappropriated or challenged by others.

Our brands and related intellectual property are important to our continued success. If we were to fail to successfully protect our intellectual property rights for any reason, or if any third party misappropriates, dilutes or infringes our intellectual property, the value of our brands may be harmed, which could have an adverse effect on our business, results of operations, cash flows and financial condition. Any damage to the image of our brands or our reputation could cause sales to decline or make it more difficult to attract new franchisees and customers.

We have been and may in the future be required to initiate litigation to enforce our trademarks, service marks and other intellectual property. Third parties have and may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, which could lead to litigation against us. Litigation is inherently uncertain and could divert the attention of management, result in substantial costs and diversion of resources and could negatively affect our sales and results of operations regardless of whether we are able to successfully enforce or defend our rights.

We and franchisees are dependent on certain music licenses to permit franchisees to use music in their studios and to supplement workouts. Any failure to secure such licenses or to comply with the terms and conditions of such licenses may lead to third-party claims or lawsuits against us and/or franchisees and could have an adverse effect on our business.

We obtain, and require franchisees to obtain, certain music licenses in connection with our digital platform, for use during classes and for ambiance in our and our franchisees’ studios. In some cases, we require franchisees to license rights to music included on specific playlists that we provide. If we or franchisees fail to comply with any of the obligations under such license agreements, we or franchisees may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us and franchisees to lose valuable rights, and could negatively affect our operations. Our business would suffer if any current or future licenses expire or if we or franchisees are unable to enter into necessary licenses on acceptable terms. In addition, the royalties and other fees payable by us and franchisees under these agreements could increase in the future, which could negatively affect our business.

Our quarterly results of operations and other operating metrics may fluctuate from quarter to quarter, which makes these results and metrics difficult to predict.

Our quarterly results of operations and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. Additionally, our limited operating history makes it difficult to forecast our future results. As a result, you should not rely on our past quarterly results of operations as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our financial condition and results of operations in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	franchisees’ ability to maintain and attract new customers and increase their usage of their studios;
•	delays in opening new studios;
•	the continued market acceptance of, and the growth of the boutique fitness market;
•	our ability to maintain and attract new franchisees;
•	our development and improvement of the quality of the studio experience, including enhancing existing and creating new services and products;
•	strategic actions by us or competitors;
•	additions or departures of our senior management or other key personnel;
•	sales, or anticipated sales, of large blocks of our stock;
•	guidance, if any, that we provide to the public, as well as any changes in this guidance or our failure to meet this guidance;
•	results of operations that vary from expectations of securities analysis and investors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	system failures or breaches of security or privacy;
•	seasonality;
•	constraints on the availability of franchisee financing;
•	our ability to maintain operating margins;
•	the diversification and growth of our revenue sources;
•	our successful expansion into international markets;
•	increases in marketing, sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	pricing pressure as a result of competition or otherwise;
•	the timing and success of new product, service, feature and content introductions by us or our competitors or any other change in the competitive landscape of our market;
•	the expansion of our digital platform;
•	announcement by us, our competitors or vendors of significant contracts or acquisitions;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	adverse litigation judgments, settlements or other litigation-related costs, including content costs for past use;
•	delays by regulators in accepting our annual FDD filing or amendments to our FDD filing;
•	changes in the legislative or regulatory environment, including with respect to privacy and advertising, or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	changes in our effective tax rate;
•	changes in accounting standards, policies, guidance, interpretations or principles, including changes in fair value measurements or impairment charges;
•	global pandemics, such as the current COVID-19 pandemic; and
•	changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our results of operations.

The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other results of operations for a particular period.

You should not rely on past increases in same store sales as an indication of our future results of operations because they may fluctuate significantly.

The level of same store sales is a significant factor affecting our ability to generate revenue. Same store sales reflect the change in period-over-period sales for North America same store base. We define the same store base to include only sales from studios in North America that have been open for at least 13 calendar months.

A number of factors have historically affected, and will continue to affect, our same store sales, including, among other factors:

•	competition;
•	overall economic trends, particularly those related to consumer spending;
•	franchisees’ ability to operate studios effectively and efficiently to meet consumer expectations;
•	changes in the prices franchisees charge for memberships or classes;
•	studio closures due to the COVID-19 pandemic and responses to the COVID-19 pandemic; and
•	marketing and promotional efforts.

Therefore, the increases in historical same store sales growth should not be considered indicative of our future performance. In particular, a number of our brands have a limited number of studios operating, and the limited operating data makes it difficult to forecast results, and as a result, same store sales may differ materially from our projections.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary about us and our brands may be posted on social media platforms or similar media at any time and may harm the image of our brands and our or franchisees’ reputations or businesses. Consumers value readily available information about fitness studios and often act on such information without further investigation or regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook and Twitter accounts for us and each of our brands. As laws and regulations rapidly evolve to govern the use of these platforms and media, the failure by us, our employees, franchisees or third parties acting at our direction to abide by applicable laws and regulations in media could adversely impact our and franchisees’ business, results of operations, cash flows and financial condition or subject us to fines or other penalties.

We may require additional capital to support business growth and objectives, and this capital might not be available to us on attractive terms, if at all, and may result in stockholder dilution.

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. In addition, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our services and products, develop new services and products, enhance our existing services, products and operating infrastructure and, potentially, to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, results of operations, cash flows and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A common stock. Our outstanding credit facility includes a number of covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or create liens, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Any debt financing secured by us in the future could include similar or more restrictive covenants, which may likewise limit our ability to obtain additional capital and pursue business opportunities.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

As part of our business strategy, we acquired our first company in 2017, and we have made and may in the future make investments in other companies. We may be unable to find suitable acquisition candidates and to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers or investors. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, results of operations, cash flows and financial condition. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

To pay for any such acquisitions, we would have to use cash, incur debt or issue equity securities, each of which may affect our financial condition or the value of our capital stock, as well as result in dilution to holders of our Class A common stock. If we incur more debt, it would result in increased fixed obligations and could subject us to covenants or other restrictions that would impede our ability to manage our operations. We may also create future obligations in connection with any such acquisition. For example, in connection with our acquisition of Row House in 2017, we agreed to pay to the sellers 20% of the fair market value of Row House Franchise, LLC upon a change of control. We may not be able to predict or control the timing or size of a change of control payment, which could adversely impact our results of operations, cash flows and financial condition.

If any of our retail products are unacceptable to us or franchisees’ customers, our business could be harmed.

We have occasionally received, and may in the future continue to receive, shipments of retail products that fail to comply with our technical specifications or that fail to conform to our quality control standards. We have also received, and may in the future continue to receive, products that either meet our technical specifications but that are nonetheless unacceptable to us, or products that are otherwise unacceptable to franchisees’ customers. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenue resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by franchisees’ customers, these customers could lose confidence in the quality of our retail products, which could have an adverse effect on the image of our brands, our reputation and our results of operations.

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars, we have transacted in some foreign currencies, such as the Canadian Dollar, and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Failure to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, Japan, Saudi Arabia, Singapore, South Korea and Spain, entered into international expansion agreements in the Dominican Republic, Austria and Germany and plan to continue to grow internationally. As we operate and expand globally, we may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other applicable anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, franchisees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition.

Our employees, contractors, franchisees and agents may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, results of operations and prospects.

Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, cash flows and financial condition. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, cash flows and financial condition.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, merchandise and equipment revenue, other service revenue, contract costs, business combinations, acquisition-related contingent consideration, impairment of long-lived assets, including goodwill and intangible assets and equity-based compensation. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

Goodwill and indefinite-lived intangible assets are a material component of our balance sheet and impairments of these assets could have a significant impact on our results.

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our trademarks, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we have concluded that our goodwill and indefinite-lived intangible assets are not impaired, future events could cause us to conclude that the goodwill associated with a given segment, or one of our indefinite- lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our and franchisees’ businesses are subject to the risk of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our and franchisees’ businesses are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, terrorist attacks, acts of war, break-ins and similar events. The third-party systems and operations and suppliers we rely on are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our and franchisees’ business, results of operations, cash flows and financial condition, and our and franchisees’ insurance coverage may be insufficient to compensate us and franchisees for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could also cause disruptions in our, franchisees’ or our suppliers’ businesses or the economy as a whole.

Franchisees may be unable to obtain forgiveness of Paycheck Protection Plan loans, in whole or in part, in accordance with the provisions of the CARES Act, which could adversely affect our business, results of operations and financial condition.

In June 2021, we were notified by the SBA that the PPP Loan had been forgiven in full. However, certain aspects of the Paycheck Protection Program have resulted in significant media coverage and controversy. Despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, and the SBA’s decision to forgive the PPP Loan in full, the SBA retains the option to conduct additional reviews of the Paycheck Protection Program and loans made thereunder, and we and other companies who received loans pursuant to the Paycheck Protection Program may nonetheless be subject to adverse publicity and/or damage to our reputation, which could in turn adversely affect our reputation, business, results of operations, cash flows and financial condition.

In addition, we believe many franchisees have also secured loans under the Paycheck Protection Program. If any franchisees are unsuccessful in obtaining forgiveness of all or part of the principal amounts of their Paycheck Protection Program loans, such franchisees will be required to repay such unforgiven principal amounts, together with accrued and unpaid interest, in accordance with the terms of those loans. Such repayment obligations could materially restrict franchisees’ operating and financial flexibility and financial condition, which could in turn adversely affect our business, results of operations, cash flows and financial condition.

We have incurred substantial indebtedness which could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of July 31, 2021, we had total indebtedness of $98.1 million.

Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under our outstanding credit facility, including restrictive covenants, could result in an event of default under such facility if such obligations are not waived or amended;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;
•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other corporate purposes.

By the nature of their relationship to our enterprise, debt holders may have different points of view on the use of company resources as compared to our management. The financial and contractual obligations related to our debt also represent a natural constraint on any intended use of company resources.

If we are unable to satisfy the covenants in our credit agreement in the future for any reason, we may default. In the event that we default and are unable to restructure our obligations, our debt with our existing lenders could be accelerated and they could demand repayment, which would severely restrict our ability to operate our business.

In the event that we breach one or more covenants in our credit agreement, or any future credit agreement and such breach is not waived or amended, our lenders may choose to declare an event of default and require that we immediately repay all amounts borrowed, together with accrued interest and other fees, and could also foreclose on the collateral granted to them to secure our indebtedness. In such an event, we could lose access to working capital and be unable to operate our business, which would have a material adverse effect on our business, financial condition and results of operations. In mid-March 2020, franchisees temporarily closed almost all studios system-wide as a result of the COVID-19 pandemic, and many studios remained closed throughout 2020. Due to the decreased revenue resulting from the studio closures, we exceeded the maximum total leverage ratio covenant in our prior credit agreement. In order to avoid breaching the maximum total leverage ratio covenant, we entered into an amendment to that credit agreement to increase the maximum total leverage ratio. We cannot predict future business interruptions that may occur, the nature or scope of any such interruptions or the degree to which, or the period over which, franchisees may need to close or re-close studios in the future, and there can be no assurance that in the future we will be able to satisfy the covenants under our credit agreement as a result of a business interruption or otherwise, or obtain any required waiver or amendment.

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our outstanding indebtedness restrict us from engaging in specified types of transactions. These covenants restrict our ability, among other things, to:

•	create, incur or assume additional indebtedness;
•	encumber or permit additional liens on our assets;
•	change the nature of the business conducted by XPO Holdings and certain of its subsidiaries;
•	make payments or distributions to our affiliates or equity holders; and
•	enter into certain transactions with our affiliates.

The covenants in our credit facility impose requirements and restrictions on our ability to take certain actions and, in the event that we breach one or more covenants and such breach is not waived, the lenders may choose to declare an event of default and require that we immediately repay all of our borrowings under the credit facility, plus certain prepayment fees, penalties and interest, and foreclose on the collateral granted to them to secure such indebtedness. Such repayment would have a material adverse effect on our business, financial condition and results of operations.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

We are a holding company and, as such, have no independent operations or material assets other than our ownership of equity interests in our subsidiaries and our subsidiaries’ contractual arrangements with franchisees, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances to us, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We can provide no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Changes in the method for determining, and the potential replacement of, the London Interbank Offer Rate may affect our cost of borrowing.

As a result of concerns about the accuracy of the calculation of the London Interbank Offer Rate (“LIBOR”), a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined or its discontinuation. On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by the end of 2021.

The interest rate payable on our borrowings under our outstanding credit facility is determined by reference to LIBOR. Potential changes or uncertainty related to such potential changes or discontinuation may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a significant impact on the interest we are required to pay. Furthermore, although the terms of our credit facility contemplate the replacement of LIBOR with another reference rate in the event LIBOR comes into disuse, uncertainty related to such discontinuation and potential substitutes could make it difficult for us and our lenders to reach agreement on a reference rate, and any substitute reference rate could increase our cost of borrowing, any of which results could have an adverse impact on our business, financial condition, cash flows and results of operations.

Failure to obtain and maintain required licenses and permits or to comply with health and fitness regulations could lead to delays in opening studios, interruptions in services or the closure of studios, thereby harming our business.

The health and fitness market is subject to various federal, state and local government regulations, including those relating to required domestic or foreign governmental permits and approvals. Such regulations are subject to change from time to time. Our or franchisees’ failure to obtain and maintain any required licenses permits or approvals could adversely affect our or franchisees’ operating results. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect existing franchisees and delay or cancel the opening of new studios, which would adversely affect our results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our business, results of operations, cash flows and financial condition.

We are subject to income taxes in the United States and Canada, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof;
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates; or
•	higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Risks Related to our Convertible Preferred

The terms of our convertible preferred stock have provisions that could result in a change of control of our Board in the case of an event of default by us, including our failure to pay amounts due upon redemption of the convertible preferred stock.

The terms of our Series A Convertible preferred stock and our 6.5% Series A-1 Convertible Preferred Stock (the “Series A-1 Convertible preferred stock” and, together with our Series A Convertible preferred stock, the “Convertible Preferred”) include certain negative covenants related to our ability to incur indebtedness and engage in sales of assets under circumstances, as well as requirements to pay quarterly dividends in cash or in kind and to redeem the Convertible Preferred at the option of the holder thereof beginning eight years following their issuance or upon a person or group acquiring more than 50% of our voting power. Failure by us to satisfy any of the foregoing will result in an event of default with respect to the Convertible Preferred that would entitle the holders of the Convertible Preferred to require us to mandatorily redeem the Convertible Preferred at the mandatory redemption price, plus an applicable premium. If the Company fails to complete a required mandatory redemption within 30 days of the underlying requirement or demand for such redemption and so long as such event of default with respect to such mandatory redemption is continuing, the holders of the Convertible Preferred shall have the right: (i) to immediately appoint one additional individual to our board of directors, (ii) to, after such event of default has continued for six months, appoint an additional number of individuals to our board of directors such that the holders of the Convertible Preferred have the right to appoint not less than 25% of the directors to our board of directors and (iii) after such event of default has been continuing for a year, appoint an additional number of individuals to our board of directors such that the holders of the Convertible preferred have the right to appoint not less than a majority of the directors to our board of directors. This right exists so long as the Preferred Investors continue to hold at least 50% of the Convertible Preferred.” This right exists only in respect of shares of our Convertible Preferred and so long as any of the Preferred Investors hold any shares of our Convertible Preferred but generally does not travel to transferees of the Convertible Preferred. In the event that Preferred Investors had this right they could exercise it in a manner that is not consistent with the interests of holders of our Class A common stock and may have us engage in transactions which may not necessarily be consistent with the views of our other directors or our Class A stockholders. If they assumed control of our Board of Directors, it would also likely result in the acceleration of other indebtedness of ours, and we may not have the ability to repay that indebtedness at that time.

The Convertible Preferred impacts our ability to pay dividends on our Class A common stock and imposes certain negative covenants on us.

The terms of the Convertible Preferred require that we pay a quarterly cash dividend of 6.5% on the outstanding Convertible Preferred or increase the liquidation preference (the “PIK Coupon”) thereof at a rate of 7.5% in lieu of cash dividends. We may not pay dividends to holders of our Class A common stock unless we have made all of the requisite dividend payments in cash to holders of our Convertible Preferred or adjust the liquidation preference through the PIK Coupon. Even if we have made such dividend payments or adjustments, dividend payments to holders of our common stock will result in anti-dilution adjustments to the conversion price of the Convertible Preferred, and should we make cash dividend payments in excess of 6.5% in any twelve month period to holders of our common stock, the holders of the Convertible Preferred would participate ratably in that dividend. Our Credit Agreement provides that we may not pay cash dividends. However, we received a waiver from our lenders to make cash dividend payments on the Convertible Preferred, which became effective at the closing of the IPO. If we elect or are otherwise required by a subsequent lender to pay dividends on the Convertible Preferred in the form of additional shares of Convertible Preferred, the liquidation preference of the Convertible Preferred would increase over time and the holders of the Convertible Preferred would have an increasing voting and economic interest in us, thereby diluting holders of our Class A common stock. The Convertible Preferred also contains provisions that limit our ability to sell assets, incur debt and repurchase our common stock.

The Convertible Preferred ranks senior to the Class A common stock.

The Convertible Preferred ranks senior to the Class A common Stock. Accordingly, in the event of our liquidation or dissolution in bankruptcy or otherwise, the holders of the Convertible Preferred would receive their liquidation preference (initially $200 million and increasing over time with respect to accrued and unpaid dividends, if any) prior to any distribution being available to holders of our Class A common stock.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 63% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 63% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

Deterioration in the financial conditions, earnings or cash flow of XPO Holdings and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and XPO Holdings is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, and, as a result, could suffer a material adverse effect on our liquidity and financial condition.

In certain circumstances, XPO Holdings will be required to make distributions to us and the other holders of LLC Units, and the distributions that XPO Holdings will be required to make may be substantial.

Under the Limited Liability Company Agreement of XPO Holdings, XPO Holdings will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of XPO Holdings. We will also receive tax distributions equal to our anticipated tax liability in respect of distributions on our Preferred Units. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate, based on the tax rate applicable to individuals, in calculating XPO Holdings’ distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, dividends, repurchases of our Class A common stock, the payment of obligations under the TRA and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to XPO Holdings, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.

We are controlled by the Continuing Pre-IPO LLC Members whose interests in our business may be different than yours.

Our Continuing Pre-IPO LLC Members control approximately 58% of the combined voting power of our Class A and Class B common stock and Convertible Preferred.

Because the Continuing Pre-IPO LLC Members hold a majority of their economic interests in our business through XPO Holdings rather than through XPO, Inc., they may have conflicting interests with holders of shares of our Class A common stock. For example, the Continuing Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control for purposes of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service, or IRS, makes audit adjustments to XPO Holdings’ federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from XPO Holdings. If, as a result of any such audit adjustment, XPO Holdings is required to make payments of taxes, penalties and interest, XPO Holdings’ cash available for distributions to us may be substantially reduced. These rules are not applicable to XPO Holdings for tax years beginning on or prior to December 31, 2017. In addition, the Continuing Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

In addition, in connection with the Reorganization Transactions, we purchased all of the shares of LCAT Franchise Fitness Holdings, Inc. (“LCAT”) from LCAT shareholders. We did not receive an indemnity in respect of taxes or other unanticipated liabilities that may have been assumed by us in respect of such acquisition and as a result we may become responsible for tax or other liabilities in respect of matters that do not relate to our business or operations.

We will be required to pay the TRA parties for certain tax benefits we may receive, and the amounts we may pay could be significant.

In connection with the Reorganization Transactions, we acquired certain favorable tax attributes from Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) in the mergers of the Blocker Companies with and into XPO, Inc. (the “Mergers”). In addition, in connection with the contribution of LLC Units by certain equityholders of XPO Holdings to XPO, Inc. in exchange for shares of Class A common stock (the “IPO Contribution”), the redemption of Class A-5 Units of XPO Holdings in connection with the IPO (the “Class A-5 Unit Redemption”), acquisitions by XPO Fitness, Inc. of LLC Units from certain Continuing Pre-IPO LLC Members in connection with the IPO, future taxable redemptions or exchanges by Continuing Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash, and other transactions described herein are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

Upon the completion of the IPO, we entered into a tax receivable agreement (the “TRA”), pursuant to which we are generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that may result from (x) the IPO Contribution, the Class A-5 Unit Redemption, and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. These payment obligations are obligations of XPO Fitness, Inc. and not of XPO Holdings.

The payment obligations under the TRA are our obligations, and we expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the tax savings associated with the Mergers, the IPO Contribution, the Class A-5 Unit Redemption, the acquisition of LLC Units from the Pre-IPO LLC Members in connection with the IPO and future redemptions or exchanges of LLC Units as described above would aggregate to approximately $112.2 million over 15 years from the date of the completion of the IPO, based on the initial public offering price of $12.00 per share of our Class A common stock and assuming all future redemptions or exchanges would occur within one year of the IPO. Under this scenario we would be required to pay the TRA parties approximately 85% of such amount, or approximately 95.4 million, over the 15-year period from the date of the IPO. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and TRA payments by us, will be calculated based in part on the market value of our Class A common stock at the time of each redemption or exchange of an LLC Unit for a share of Class A common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient future taxable income to realize the tax benefits that are subject to the TRA. Payments under the TRA are not conditioned on our existing owners’ continued ownership of us after the IPO.

Payments under the TRA will be based on the tax reporting positions we determine, and the IRS or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, NOLs or other tax attributes subject to the TRA, and a court could sustain such challenge. The TRA parties will not reimburse us for any payments previously made if such tax basis, NOLs or other tax benefits are subsequently challenged by a tax authority and are ultimately disallowed, except that any excess payments made to a TRA party will be netted against future payments otherwise to be made to such TRA party under the TRA, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the TRA, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the TRA. In both such circumstances, we could make payments under the TRA that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The TRA provides that (1) in the event that we breach any of our material obligations under the TRA or (2) if, at any time, we elect an early termination of the TRA, our obligations under the TRA (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA. The TRA also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the TRA. As a result, upon a change of control, we could be required to make payments under the TRA that are greater than the specified percentage of our actual cash tax savings, which could negatively impact our liquidity.

The change of control provisions in the TRA may result in situations where the Pre-IPO LLC Members have interests that differ from or are in addition to those of our other stockholders.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the TRA depends on the ability of XPO Holdings to make distributions to us. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Risks Related to Our Class A Common Stock

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for, among other things:

•	a classified board of directors with staggered three year terms;
•

the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•	certain limitations on convening special stockholder meetings; and
•

certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.

In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

•	prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•

upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the votes of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•

at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors. Our amended and restated certificate of incorporation provides that H&W Franchise Holdings, LLC, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with our company for a three-year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our board of directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, agents or trustees to us or our stockholders; (iii) any action asserting a claim against us or any director or officer or other employee of ours arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of ours that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The foregoing provision will not apply to claims arising under the Securities Act of 1933, as amended, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. If any court of competent jurisdiction were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations, cash flows and financial condition.

We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. We are controlled by the Continuing Pre-IPO LLC Members whose interests in our business may be different than yours, and certain statutory provisions typically afforded to stockholders are not applicable to us.

The Continuing Pre-IPO LLC Members continue to control a majority of the combined voting power of our Class A and Class B common stock and Convertible Preferred. As a result, we are a “controlled company” within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a Human Capital Management Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently rely on some or all of these exemptions. As a result, we do not currently have a majority of independent directors and our Human Capital Management and Nominating and Corporate Governance Committee do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Further, this concentration of ownership and voting power allows the Continuing Pre-IPO LLC Members to be able to control our decisions, including matters requiring approval by our stockholders (such as the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests. Such concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The Continuing Pre-IPO LLC Members’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interests. Because the Continuing Pre-IPO LLC Members hold a majority of their economic interests in our business through XPO Holdings rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the Continuing Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the Continuing Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

Directors, officers, stockholders and affiliates of the Preferred Investors and Snapdragon Capital Partners may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.

Directors, officers, stockholders and affiliates of the Preferred Investors and Snapdragon Capital Partners, an affiliate of Mr. Grabowski, a member of our board of directors, may hold (and may from time to time in the future acquire) interests in or provide advice to businesses that may directly or indirectly compete with our business. They may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply to directors, officers, stockholders and affiliates of the Preferred Investors and Snapdragon Capital Partners.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether our reliance on these exemptions will result in investors finding our Class A common stock less attractive. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our Class A common stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a publicly-traded company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and causes us to incur increased costs and could have a negative effect on our results of operations, financial condition or business.

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the rules of the NYSE. Compliance with these requirements places a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we implement and maintain effective disclosure controls and procedures and internal controls over financial reporting. To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may also delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Commission following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020 and cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We have identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2020. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Prior to the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified certain material weaknesses in our internal control over financial reporting for the year ended December 31, 2020, including certain material weaknesses that were identified as material weaknesses in our internal control over financial reporting for the years ended December 31, 2018 and 2019 and remained unremediated as of June 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we identified in 2019 related to inadequate or missing (i) anti-fraud programs and controls, (ii) controls for the review of financial information and related disclosures in our annual reports, (iii) competent accounting resources and formalized policies to timely identify and correct misstatements related to improper application of GAAP, (iv) controls over data provided by finance and operations personnel, (v) controls over account reconciliation processes that resulted in certain restatements of prior period results, (vi) account analysis and transaction level controls and (vii) general information technology controls and controls over information provided by third-party service providers.

Through 2020, we added additional resources, formalized processes and implemented new controls to remediate certain material weaknesses. We formalized the review of financial information and related disclosures in our annual reports, added additional competent accounting resources and formalized policies to timely identify and correct misstatements related to improper application of GAAP, added controls to validate and review data provided by finance and operations personnel, added and formalized controls over account reconciliation processes and implemented additional account analysis and transaction level controls.

The material weaknesses that we identified and remain unremediated related to inadequate or missing (i) anti-fraud programs and controls, and (ii) general information technology controls and controls over information provided by third-party service providers.

We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of Class A common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. Substantially all of the shares of Class A common stock that were not sold in the IPO are subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the IPO. These shares will, however, be able to be resold after the expiration of the lock-up agreements. In addition, the Continuing Pre-IPO LLC Members will have certain demand registration rights that could require us in the future to file registration statements in connection with sales of our stock by them. Such sales could be significant. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements described above. As restrictions on resale end, the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our Class A common stock adversely, our stock price and trading volume could decline.

The trading market for our Class A common stock is and will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or describe us or our business in a negative manner, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, the price of our Class A common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 27, 2021, XPO, Inc. issued and sold 200,000 shares of Convertible Preferred for aggregate cash proceeds of $200 million, before deduction of offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

Use of Proceeds

On July 27, 2021, the Company completed its IPO of 10,000,000 shares of Class A common stock at a price to the public of $12.00 per share. After underwriter discounts and commissions, XPO, Inc. received net proceeds from the IPO of approximately $111.9 million, before deduction for offering expenses. The issuance of Convertible Preferred shares and Class A common stock by XPO, Inc. and the related net proceeds will be recorded in the consolidated financial statements on July 27, 2021, the closing date of the IPO.

In August 2021, the Company sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, we received net proceeds of approximately $10.1 million on August 24, 2021, and we expect to use (i) $9.0 million to purchase 750,000 LLC Units from our Chief Executive Officer and (ii) $1.1 million for working capital.

There has been no material change in the expected use of the net proceeds from our IPO and issuance of Convertible Preferred, as described in our final prospectus filed with the SEC on July 26, 2021 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2

Contribution Agreement dated as of March 24, 2021 by and among Rumble Holdings LLC, Rumble Parent LLC and Rumble Fitness LLC and H&W Franchise Holdings, LLC (incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 22, 2021).

3.2

Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 16, 2021).

3.3

Certificate of Designations of 6.50% Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2021).

3.4

Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2021).

10.8

Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC and each other subsidiary of Parent listed, as Borrowers, Parent and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.12

Form of Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2021).

10.13

Form of Tax Receivable Agreement with the Continuing Pre-IPO LLC Members and the Rumble Shareholder (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2021).

10.14	Form of Reorganization Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 16, 2021).

10.15	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.16	Xponential Fitness, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 26, 2021).

10.17	Xponential Fitness, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 26, 2021).

10.18

Employment Agreement with Anthony Geisler dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 16, 2021).

10.19

Employment Agreement with John Meloun dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.20

Employment Agreement with Megan Moen dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.21

Employment Agreement with Ryan Junk dated as of June 17, 2021(incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.22

Employment Agreement with Sarah Luna dated as of June 17, 2021 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.26

Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 25, 2021).

10.27

Securities Purchase Agreement, by and among the Purchasers listed on Exhibit A and H&W Franchise Holdings, LLC, dated as of June 25, 2021 (incorporated herein by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: August 25, 2021	By:	/s/ John Meloun
John Meloun
Chief Financial Officer