Form 10-Q
period 2021-09-30
Xponential Fitness, Inc.
filed 2021-11-12
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 23,898,042 shares of Class A common stock outstanding and 22,964,984 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$25,544	$11,299
Accounts receivable, net (Note 9)	7,001	5,196
Inventories	5,087	6,161
Prepaid expenses and other current assets	10,480	5,480
Deferred costs, current portion	3,809	3,281
Notes receivable from franchisees, net (Note 9)	1,833	1,288
Total current assets	53,754	32,705
Property and equipment, net	12,375	13,694
Goodwill	147,863	139,680
Intangible assets, net	106,502	98,124
Deferred costs, net of current portion	39,608	35,445
Notes receivable from franchisees, net of current portion (Note 9)	2,399	2,576
Other assets	584	614
Total assets	$363,085	$322,838
Liabilities and Equity (Deficit)
Current Liabilities:
Accounts payable	$14,880	$18,339
Accrued expenses (Note 9)	14,985	13,764
Deferred revenue, current portion	21,567	14,247
Notes payable (Note 9)	958	970
Current portion of long-term debt	2,120	5,795
Other current liabilities	2,259	1,804
Total current liabilities	56,769	54,919
Deferred revenue, net of current portion	89,231	74,361
Contingent consideration from acquisitions (Note 15)	26,620	8,399
Long-term debt, net of current portion, discount and issuance costs	91,857	176,002
Other liabilities	4,460	4,408
Total liabilities	268,937	318,089
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding as of September 30, 2021, no shares authorized, issued and outstanding as of December 31, 2020	200,000	—
Redeemable noncontrolling interest	291,404	—
Member’s/Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of September 30, 2021, no shares authorized, issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 23,898,042 shares issued and outstanding as of September 30, 2021, no shares authorized, issued and outstanding as of December 31, 2020	2	—
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 22,963,246 shares issued and outstanding as of September 30, 2021, no shares authorized, issued and outstanding as of December 31, 2020	2	—
Additional paid-in capital	—	—
Member’s contribution	—	113,697
Receivable from Member/shareholder (Note 9)	(10,600)	(1,456)
Accumulated deficit	(386,660)	(107,492)
Total stockholders'/member’s equity (deficit)	(397,256)	4,749
Total liabilities and equity (deficit)	$363,085	$322,838

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net:
Franchise revenue	$19,985	$11,920	$51,504	$35,751
Equipment revenue	6,750	4,845	15,571	16,739
Merchandise revenue	4,879	3,606	13,620	12,222
Franchise marketing fund revenue	3,706	1,790	9,503	5,224
Other service revenue	5,547	3,411	15,509	8,885
Total revenue, net	40,867	25,572	105,707	78,821
Operating costs and expenses:
Costs of product revenue	7,641	5,406	19,259	20,285
Costs of franchise and service revenue	3,169	2,369	8,615	6,499
Selling, general and administrative expenses (Note 9)	24,262	16,629	62,066	43,939
Depreciation and amortization	2,376	1,956	6,838	5,653
Marketing fund expense	3,828	1,621	9,304	5,027
Acquisition and transaction expenses (income)	2,880	(5,131)	3,527	(10,940)
Total operating costs and expenses	44,156	22,850	109,609	70,463
Operating income (loss)	(3,289)	2,722	(3,902)	8,358
Other (income) expense:
Interest income	(343)	(83)	(796)	(260)
Interest expense (Note 9)	5,855	4,558	21,869	16,910
Gain on debt extinguishment	—	—	(3,707)	—
Total other expense	5,512	4,475	17,366	16,650
Loss before income taxes	(8,801)	(1,753)	(21,268)	(8,292)
Income taxes	103	130	387	292
Net loss	(8,904)	(1,883)	(21,655)	(8,584)
Less: Net loss attributable to redeemable noncontrolling interests	(4,848)	—	(17,599)	—
Net loss attributable to Xponential Fitness, Inc.	$(4,056)	$(1,883)	$(4,056)	$(8,584)

Earnings (loss) per share of Class A common stock:
Basic	$(0.38)	N/A	$(0.38)	N/A
Diluted	$(0.38)	N/A	$(0.38)	N/A
Weighted average shares of Class A common stock outstanding:
Basic	22,146,011	N/A	22,146,011	N/A
Diluted	22,146,011	N/A	22,146,011	N/A

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member / Shareholder	Accumulated Deficit	Total Equity (Deficit)	Redeemable noncontrolling interest
Balance at December 31, 2020	—	$—	—	$—	$—	$113,697	$(1,456)	$(107,492)	$4,749	$—
Equity-based compensation	—	—	—	—	—	222	—	—	222	—
Parent contribution of Rumble assets	—	—	—	—	—	20,483	—	—	20,483	—
Distributions to Member	—	—	—	—	—	(10,600)	—	—	(10,600)	—
Payment received from Member, net	—	—	—	—	—	—	2	—	2	—
Net loss	—	—	—	—	—	—	—	(4,750)	(4,750)	—
Balance at March 31, 2021	—	—	—	—	—	123,802	(1,454)	(112,242)	10,106	—
Equity-based compensation	—	—	—	—	—	449	—	—	449	—
Net loss	—	—	—	—	—	—	—	(8,001)	(8,001)	—
Balance at June 30, 2021	—	—	—	—	—	124,251	(1,454)	(120,243)	2,554	—
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	37	—	—	37	—
Payment received from Member, net		—		—	—	—	1,454	—	1,454	—
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(591)	(591)	—
Effect of Reorganization Transactions	12,994,042	1	23,542,663	2	—	(124,288)	(10,600)	(202,374)	(337,259)	282,513
Issuance of Class A common stock at the IPO, net of underwriting and offering costs	10,000,000	1	—	—	104,248	—	—	—	104,249	—
Purchase of shares from LCAT shareholders	—	—	—	—	(104,248)	—	—	(46,737)	(150,985)	—
Issuance of Class A common stock for underwriters' option to purchase additional shares	904,000	—	—	—	10,116	—	—	—	10,116	—
Redemption of Class B shares	—	—	(750,000)	—	(9,000)	—	—	—	(9,000)	—
Vesting of Class B shares	—	—	170,583	—	—	—	—	—	—	—
Adjustment of preferred stock to redemption value	—	—	—	—	(1,116)	—	—	(488)	(1,604)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	3,493	—	—	—	3,493	—
Payment of preferred stock dividends	—	—	—	—	(2,492)	—	—	—	(2,492)	—
Adjustment for recognition of tax receivable agreement and deferred tax liabilities	—	—	—	—	(24)	—	—	—	(24)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	(4,056)	(4,056)	(4,257)
Adjustment of redeemable noncontrolling interest	—	—	—	—	(977)	—	—	(12,171)	(13,148)	13,148
Balance at September 30, 2021	23,898,042	$2	22,963,246	$2	$—	$—	$(10,600)	$(386,660)	$(397,256)	$291,404

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member	Accumulated Deficit	Total Equity	Redeemable noncontrolling interest
Balance at December 31, 2019	—	$—	—	$—	$—	$152,265	$(31,735)	$(93,852)	$26,678	$—
Equity-based compensation	—	—	—	—	—	418	—	—	418	—
Payment received from Member, net	—	—	—	—	—	—	30,279	—	30,279	—
Member contributions	—	—	—	—	—	22,884	—	—	22,884	—
Distributions to Member	—	—	—	—	—	(73,203)	—	—	(73,203)	—
Net loss	—	—	—	—	—	—	—	(1,949)	(1,949)	—
Balance at March 31, 2020	—	—	—	—	—	102,364	(1,456)	(95,801)	5,107	—
Equity-based compensation	—	—	—	—	—	447	—	—	447	—
Net loss	—	—	—	—	—	—	—	(4,752)	(4,752)	—
Balance at June 30, 2020	—	—	—	—	—	102,811	(1,456)	(100,553)	802	—
Equity-based compensation	—	—	—	—	—	462	—	—	462	—
Member contributions	—	—	—	—	—	10,000	—	—	10,000	—
Net loss	—	—	—	—	—	—	—	(1,883)	(1,883)	—
Balance at September 30, 2020	—	$—	—	$—	$—	$113,273	$(1,456)	$(102,436)	$9,381	$—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,655)	$(8,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,838	5,653
Amortization and write off of debt issuance cost	5,722	2,790
Amortization and write off of discount on long-term debt	2,553	—
Change in contingent consideration from acquisitions	3,220	(10,940)
Bad debt expense	165	2,547
Adjustment for recognition of TRA and deferred tax liability	(24)	—
Equity-based compensation	4,201	1,327
Non-cash interest	765	1,019
Gain on debt extinguishment	(3,707)	—
Loss from disposal of assets	362	66
Impairment of long-lived assets	781	—
Changes in assets and liabilities:
Accounts receivable	(1,913)	3,228
Inventories	1,074	(316)
Prepaid expenses and other current assets	(9,429)	(4,308)
Deferred costs	(4,811)	(1,114)
Notes receivable, net	148	56
Accounts payable	(2,702)	(2,124)
Accrued expenses	(559)	4,532
Related party payable	(1)	(21)
Other current liabilities	455	(1,041)
Deferred revenue	22,372	3,282
Other assets	18	(76)
Other liabilities	52	101
Net cash provided by (used in) operating activities	3,925	(3,923)
Cash flows from investing activities:
Purchases of property and equipment	(2,604)	(1,577)
Purchase of studios	(390)	(876)
Proceeds from sale of assets	318	58
Purchase of intangible assets	(868)	(729)
Notes receivable issued	(1,000)	(273)
Notes receivable payment received	563	—
Net cash used in investing activities	(3,981)	(3,397)
Cash flows from financing activities:
Borrowings from line of credit	—	10,000
Payments on line of credit	—	(18,000)
Borrowings from long-term debt	218,360	188,665
Payments on long-term debt	(309,860)	(148,294)
Debt issuance costs	(904)	(5,158)
Proceeds from the issuance of Class A common stock, net of underwriting costs	122,016	—
Payments of costs related to IPO	(3,221)	—
Payments to purchase 750,000 LLC units/Class B Shares	(9,000)	—
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	198,396	—
Payment to purchase all of the shares of LCAT from LCAT shareholders	(144,485)	—
Payment of H&W Cash Merger Consideration	(11,720)	—
Payments to acquire the Preferred Units and LLC Units	(20,493)	—
Exchange of LLC units for Class B shares	2	—
Payment of preferred stock dividend and deemed dividend	(4,117)	—
Payment of contingent consideration	(12,006)	(2,563)
Payments on loans from related party (Note 9)	(85)	(111)
Member contributions	562	27,286
Distributions to Member	(10,600)	(73,203)
Receipts from Member, net (Note 9)	1,456	30,279
Net cash provided by financing activities	14,301	8,901
Increase in cash, cash equivalents and restricted cash	14,245	1,581
Cash, cash equivalents and restricted cash, beginning of period	11,299	9,339
Cash, cash equivalents and restricted cash, end of period	$25,544	$10,920

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$13,582	$13,157
Income taxes paid	1,159	221
Noncash investing and financing activity:
Capital expenditures accrued	$260	$104
Contingent consideration converted to Member contribution	—	5,598
Parent contribution of Rumble assets	20,483	—
Original contingent consideration related to Rumble	23,100	—
Rumble note receivable from shareholder	10,600	—
Adjustment of preferred stock to redemption value	1,604	—
Adjustment of redeemable noncontrolling interest	13,148	—
Deferred offering costs reclassified into equity	4,429	—
Accrued deemed dividend	4,875	—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a controlling ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

XPO LLC was formed on August 11, 2017 as a Delaware limited liability company for the sole purpose of franchising fitness brands in several verticals within the boutique fitness industry. XPO LLC is a wholly owned subsidiary of XPO Holdings, which was formed on February 24, 2020, and prior to the IPO, ultimately, H&W Franchise Holdings, LLC (the “Parent”). Prior to the formation of XPO Holdings, the Company was a wholly owned subsidiary of H&W Franchise Intermediate Holdings, LLC (the “Member”).

As of September 30, 2021, the Company’s portfolio of nine brands includes: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “Stretch Lab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “Yoga Six,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT” and “Pure Barre,” which are dance-based concepts that provide a combination of personal training and movement based techniques; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; and “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 43 and 25 company-owned studios as of September 30, 2021 and 2020, respectively.

In connection with the IPO, XPO Inc. entered into the following series of transactions to implement an internal reorganization, (the “Reorganization Transactions”). The pre-IPO members of XPO Holdings (the “Pre-IPO LLC Members”) who retained their equity ownership in the form of limited liability company units (the “LLC Units”), immediately following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members.”

•
Because XPO Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of XPO LLC through its ownership of XPO Holdings and because it also has a substantial financial interest in XPO LLC through its ownership of XPO Holdings, it consolidates the financial results of XPO LLC and XPO Holdings, and a portion of its net income is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of XPO Holdings’ net income or loss.
•
XPO Inc.’s amended and restated certificate of incorporation authorizes the issuance of two classes of common stock, Class A common stock and Class B common stock (collectively, “common stock”) and preferred stock and the certificates of designation adopted in connection with the IPO designated 200,000 shares of preferred stock as 6.50% Series A-1 Convertible Preferred Stock (the “Series A-1 preferred stock”) and 200,000 shares of Preferred Stock as 6.50% Series A Convertible Preferred Stock (the “Series A Convertible preferred stock” and, together with the Series A-1 preferred stock, the “Convertible Preferred”). Each share of common stock entitles its holder to one vote per share on all matters submitted to a vote of stockholders.
•
Prior to completion of the IPO, XPO Inc. acquired, directly and indirectly, limited liability company units of XPO Holdings (the “LLC Units”) through (i) the contribution of LLC Units by H&W Investco, LP and Lag Fit, Inc. in exchange for Class A common stock (the “IPO Contribution”) and (ii) the “Mergers,” in which Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) were contributed by their owners (the “Blocker Shareholders”) to XPO Inc. in exchange for Class A common stock, and, in the case of H&W Investco Blocker II, LP a cash payment (the “H&W Cash Merger Consideration”), after which the Blocker Companies immediately merged with and into XPO Inc.
•
Prior to the completion of the IPO, XPO Inc. issued and sold 200,000 shares of Convertible Preferred to certain affiliates of MSD Partners, L.P., a fund within the D.E. Shaw group and a fund managed by Redwood Capital Management, LLC (the “Preferred Investors”) for aggregate cash proceeds of $200,000, before deduction of offering costs.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

•
Each Continuing Pre-IPO LLC Member (other than LCAT Franchise Fitness Holdings, Inc. (“LCAT”) was issued a number of shares of Class B common stock equal to the number of vested LLC Units held by such Continuing Pre-IPO LLC Member.
•
Under the Limited Liability Company Agreement of XPO Holdings (the “Amended LLC Agreement”), holders of LLC Units (other than XPO Inc.) have the right, from and after the completion of the IPO (subject to the terms of the Amended LLC Agreement), to require XPO Holdings to redeem all or a portion of their LLC Units for, at XPO Inc.’s election, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to the volume-weighted average market price of one share of Class A common stock for each LLC Unit redeemed (subject to customary adjustments) or the net proceeds from a substantially contemporaneous offering of Class A common stock in accordance with the terms of the Amended LLC Agreement. Additionally, in the event of a redemption request from a holder of LLC Units, XPO Inc. may, at its option, effect a direct exchange of cash or Class A common stock for LLC Units in lieu of such a redemption. Shares of Class B common stock will be cancelled on a one-for-one basis if XPO Inc., following a redemption request from a holder of LLC Units, redeems or exchanges LLC Units of such holder pursuant to the terms of the Amended LLC Agreement.
•
XPO Inc. used the net proceeds from the IPO, together with the net proceeds received from the sale of Convertible Preferred to (i) acquire newly issued preferred units of XPO Holdings (the “Preferred Units”) and LLC Units, (ii) purchase all of the shares of LCAT from LCAT shareholders and (iii) pay the H&W Cash Merger Consideration. The Company evaluated the fair value of shares being purchased from LCAT and determined that the payment exceeded the fair value by $6,500, which was recorded as a deemed dividend and will be paid in quarterly installments through June 2022 (see Note 2 accrued expenses).
•
After the acquisition of LCAT from LCAT shareholders, LCAT merged with and into XPO Inc., after which XPO Inc. owns directly the LLC Units previously held by LCAT.
•
XPO Inc. entered into a tax receivable agreement (“TRA”) that obligates it to make payments to the Continuing Pre-IPO LLC Members, the Blocker Shareholders and any future party to the TRA (the “TRA parties”) in the aggregate generally equal to 85% of the applicable cash savings realized as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in XPO Inc.’s allocable share of existing tax basis and tax basis adjustments that may result from (x) the IPO Contribution, the redemption of Class A-5 Units of H&W Franchise Holdings, LLC (the “Class A-5 Units”) in connection with the IPO (the “Class A-5 Unit Redemption”), and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. XPO Inc. will retain the benefit of the remaining 15% of these tax savings.
•
XPO Holdings used the proceeds from the issuance of LLC Units and Preferred Units (i) to repay approximately $116,059 of outstanding borrowings under the Term Loan (see Note 8), including prepayment penalties and interest, (ii) to pay fees and expenses of approximately $6,700 in connection with the IPO and the Reorganization Transactions, (iii) to pay approximately $20,500 in the Class A-5 Unit Redemption for the Class A-5 Units redeemed from certain of the Continuing Pre-IPO Members and (iv) the remainder for working capital.

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

Immediately following the closing of the IPO, XPO LLC is the predecessor of the Company for financial reporting purposes. As the sole managing member of XPO LLC, the Company operates and controls all of the business and affairs of XPO LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of XPO LLC. The Company will consolidate XPO LLC on its condensed consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders'/member’s equity, and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2020 consolidated financial statements disclosed in the final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2021 in connection with the IPO. Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

On March 24, 2021, the Company acquired the rights to franchise the Rumble concept and has included the results of operations of Rumble in its condensed consolidated statement of operations from that date forward. See Note 3 for additional information.

Principles of consolidation – The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Note 2 – Summary of Significant Accounting Policies

Segment information –The Company operates in one reportable and operating segment. During the three and nine months ended September 30, 2021 and 2020, the Company did not generate material international revenues and as of September 30, 2021 and December 31, 2020, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. Restricted cash was $1,139 and $999 at September 30, 2021 and December 31, 2020, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $2,691 and $2,405, respectively.

Deferred offering costs – Deferred offering costs, primarily consisted of legal, accounting and other fees relating to the Company’s initial public offering. As of December 31, 2020, the Company had capitalized $4,429 of deferred offering costs within prepaid expenses and other current assets in the condensed consolidated balance sheet. Upon consummation of the IPO in July 2021, total deferred offering costs of $7,650 were reclassified as additional paid-in capital within stockholders' equity and recorded against the proceeds of the IPO.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Accrued expenses – Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued compensation	$2,918	$2,351
Contingent consideration from acquisitions, current portion	148	3,229
Sales tax accruals	5,532	4,931
Accrued offering costs	313	2,151
Accrued deemed dividend	4,875	—
Other accruals	1,199	1,102
Total accrued expenses	$14,985	$13,764

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

Redeemable convertible preferred stock – The Convertible Preferred becomes redeemable at the option of the holder as of a specific date unless an event that is not probable of occurring happens before that date. Therefore, the Company determined that it is probable that the Convertible Preferred will become redeemable based on the passage of time. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

Redeemable noncontrolling interests – Redeemable noncontrolling interests represent the economic interests of XPO LLC held by Class B common stockholders. Income or loss is attributed to the redeemable noncontrolling interests based on the weighted average LLC interests outstanding during the period. The redeemable noncontrolling interests' ownership percentage can fluctuate over time as the Class B common stockholders elect to exchange their shares of Class B common stock for Class A common stock.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Earnings (loss) per share – Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, related amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

Prior to the IPO, XPO LLC had one class of membership interest which was held by the Member. Earnings per share data is not provided in the condensed consolidated financial statements for periods prior to the IPO as XPO LLC was a single-member limited liability company with only one unit.

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the unaudited condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on our 51.0% economic interest in XPO Holdings.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. The Company recognizes DTAs to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would be able to realize DTAs in the future in excess of the net recorded amount, an adjustment to the DTA valuation allowance would be made, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions.

Tax Receivable Agreement – The Company expects to obtain an increase in its share of tax basis in the net assets of XPO Holdings when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon certain qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding change in the Company's ownership of Class A units of XPO Holdings. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that XPO Inc. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a TRA with the TRA Parties. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of XPO Inc. and not of XPO Holdings. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of any material obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

Recently adopted accounting pronouncements –

Accounting for income taxes – In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-02, “Income Taxes (Topic 740): Simplifying the Account for Income Taxes.” The FASB issued this update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions include the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the exception to the general methodology for calculating in an interim period when the year-to-date loss exceeds anticipated loss for the year, and requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, for public business entities (“PBE”). The Company has adopted ASU 2019-12 for the quarter ended September 30, 2021, its first quarter as a PBE. However, there was no cumulative effect to be recognized upon adoption.

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

Recently issued accounting pronouncements –

Accounting for leases – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This new topic, which supersedes “Leases (Topic 840),” applies to all entities that enter into a contract that is or contains a lease, with some specified scope exemptions. This new standard requires lessees to evaluate whether a lease is a finance lease using criteria similar to those a lessee uses under current accounting guidance to determine whether it has a capital lease. Leases that do not meet the criteria for classification as finance leases by a lessee are to be classified as operating leases.

Under the new standard, for each lease classified as an operating lease, lessees are required to recognize on the balance sheet: (i) a right-of-use (“ROU”) asset representing the right to use the underlying asset for the lease term; and (ii) a lease liability for the

Xponential Fitness, Inc.

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

Studios

During the nine months ended September 30, 2021, the Company entered into agreements with franchisees under which the Company repurchased five studios to operate as company-owned studios. The aggregate purchase price for the acquisitions was $390, less $60 of net deferred revenue and deferred costs resulting in total purchase consideration of $330. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

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

During the nine months ended September 30, 2021, the Company refranchised 28 company-owned studios for aggregate proceeds of $318 and recorded a loss on disposal of the related assets of $362. The Company is actively seeking to refranchise the remaining company-owned studios. If the Company is not able to refranchise the studios by December 31, 2021, it may choose to close the studios to the extent they are not profitable at that time.

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the nine months ended September 30, 2021, the Company recorded impairment charges of $781, which is a level 3 measurement and is included in selling, general and administrative expenses.

Rumble

On March 24, 2021, the Parent entered into a contribution agreement with Rumble Holdings LLC; Rumble Parent LLC and Rumble Fitness LLC (the “Selling Parties”) to acquire the franchise rights, brand, intellectual property and the rights to manage and license the “Rumble” franchise business. The Parent issued shares of the Parent’s Class A units equivalent to 1,300,032 shares of Class A common stock, which were used to fund the acquisition, and are subject to partial forfeiture if certain events occur. Additional units equivalent to 2,024,445 shares of Class A common stock were issued to the Selling Parties, which units will vest if share prices ranging from $50.62 to $75.56 are met, or if the Company or the Parent has a change of control. In connection with the contribution agreement, the Parent agreed to provide up to $20,000 in debt financing to the Selling Parties. See Note 8 for additional information. The Parent contributed all assets acquired from the Selling Parties to XPO LLC. The fair value of all the Parent’s Class A units issued to the Selling Parties was determined to be $20,483 and is a Level 3 measurement. The Company estimated the value of the Parent’s shares using Level 3 input factors including the fair value of the acquired entity, negotiated values with the sellers of the acquired entity, recent equity recapitalizations of the Parent, comparable industry transactions, adjusted EBITDA multiples ranging from 15 to 18 and the estimated fair value of the Company’s reporting units.

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

In connection with the Reorganization Transactions, the Parent merged with and into XPO Holdings. As a result, the shares issued to Rumble Holdings LLC, are treated as a liability on the Company's balance sheet instead of equity and are therefore subject to a quarterly fair value remeasurement on a mark-to-market basis as a derivative liability. The contingent consideration liability recorded at the IPO date was $23,100. See Note 15 for additional information.

Goodwill and intangible assets recognized from this acquisition are not expected to be tax deductible.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

During the three and nine months ended September 30, 2021, the Company incurred $0 and $307, respectively, of transaction costs directly related to the acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the nine months ended September 30, 2021. Other deferred revenue amounts of $12,670 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2020	$76,371	$5,385	$81,756
Revenue recognized that was included in deferred revenue at the beginning of the year	(7,444)	(1,422)	(8,866)
Deferred revenue recorded as settlement in purchase accounting	(505)	—	(505)
Increase, excluding amounts recognized as revenue during the year	24,555	1,188	25,743
Balance at September 30, 2021	$92,977	$5,151	$98,128

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2021. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2021	$1,639	$593	$2,232
2022	8,193	2,372	10,565
2023	9,537	2,068	11,605
2024	10,123	118	10,241
2025	10,219	—	10,219
Thereafter	53,266	—	53,266
	$92,977	$5,151	$98,128

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2021	2020
Franchise and area development fees	$92,977	$76,371
Brand fees	5,151	5,385
Equipment and other	12,670	6,852
Total deferred revenue	110,798	88,608
Non-current portion of deferred revenue	89,231	74,361
Current portion of deferred revenue	$21,567	$14,247

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, there were approximately $3,097 and $2,553 of current deferred costs and approximately $39,537 and $35,417 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $1,513 and $3,962, for the three and nine months ended September 30, 2021, respectively, and $1,201 and $3,300 for the three and nine months ended September 30, 2020, respectively.

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

At September 30, 2021 and December 31, 2020, the principal balance of the notes receivable was approximately $6,121 and $5,773, respectively. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2021 and December 31, 2020, the Company has reserved approximately $1,889 and $1,909 as uncollectible notes receivable, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Note 6 – Property and equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture and equipment	$3,338	$3,586
Computers and software	7,743	6,451
Vehicles	12	12
Leasehold improvements	6,164	6,478
Construction in progress	1,068	1,201
Less: accumulated depreciation	(5,950)	(4,034)
Total property and equipment	$12,375	$13,694

Depreciation expense was $705 and $2,159, for the three and nine months ended September 30, 2021, respectively, and $662 and $1,900 for the three and nine months ended September 30, 2020, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the nine months ended September 30, 2021, there was an increase of $8,183 in previously reported goodwill due to the acquisition of Rumble as discussed in Note 3. Goodwill totaled $147,863 and $139,680 at September 30, 2021 and December 31, 2020, respectively.

Intangible assets consisted of the following:

		September 30, 2021			December 31, 2020
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$2,820	$(549)	$2,271	$1,420	$(373)	$1,047
Franchise agreements	7.5 – 10	45,400	(15,224)	30,176	34,500	(11,498)	23,002
Reacquired franchise rights	5 – 8	—	—	—	158	(15)	143
Customer relationships	1	—	—	—	33	(26)	7
Non-compete agreement	5	1,400	(1,212)	188	1,400	(1,002)	398
Web design and domain	3 – 10	130	(61)	69	130	(44)	86
Deferred video production costs	3	2,018	(827)	1,191	1,150	(316)	834
Total definite-lived intangible assets		51,768	(17,873)	33,895	38,791	(13,274)	25,517
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$124,375	$(17,873)	$106,502	$111,398	$(13,274)	$98,124

Amortization expense was $1,671 and $4,679, for the three and nine months ended September 30, 2021, respectively, and $1,294 and $3,753 for the three and nine months ended September 30, 2020, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2021	$1,670
2022	6,305
2023	5,972
2024	5,711
2025	5,541
Thereafter	8,696
Total	$33,895

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

In December 2019, the Company entered into an amendment and waiver to the Prior Facility, pursuant to which, the Company agreed to pay monthly fees of $500 beginning on February 1, 2020, increasing by $500 on the first of each subsequent month until the amounts outstanding under the Prior Facility were repaid in full. In addition, the interest rate margin above LIBOR was to increase by 1% beginning on February 1, 2020, increasing by 1% on the first of each subsequent month until the amounts outstanding under the Prior Facility were repaid in full. Further, installment payments on the term loan were due in an amount equal to 1% of the aggregate amount of term loans beginning on February 1, 2020. In addition, penalties of up to $1,500 were to be incurred if certain information was not provided on the respective due dates through February 2020.

In February 2020, the Company entered into a further amendment to the Prior Facility that required a $30,000 principal payment, which was paid in February 2020 with the proceeds from an equity contribution (see Note 11). The amendment also reverted to the prior quarterly installment payment schedule and amended the monthly fees beginning March 1, 2020 to $1,000, increasing to $2,000 on August 1, 2020. The required information was provided by the due date related to $1,000 of penalties imposed by the December 2019 amendment. In February 2020, the Company paid $500 in penalties.

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.50% at September 30, 2021).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2021, the Company was in compliance with these covenants.

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

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the nine months ended September 30, 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

In July 2021, the Company repaid $115,000 of the principal balance of the Term Loans from proceeds of the IPO and Convertible Preferred. In connection with the repayment, the Company incurred a prepayment penalty of $413 and wrote off a pro rata portion of debt issuance costs and debt discount aggregating $2,454, which is included in interest expense for the three and nine months ended September 30, 2021.

In April 2020, the Company received a loan in the amount of $3,665, pursuant to the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The loan was scheduled to mature April 17, 2022, bore interest at 1% per annum and required no payments during the first 16 months from the date of the loan. In June 2021, the Company was notified that the PPP loan was forgiven. The Company recorded the forgiveness, including accrued interest, as a gain on debt extinguishment in the condensed consolidated statement of operations for $3,707 for the nine months ended September 30, 2021.

The Company incurred debt issuance costs of $904 and $5,158 in the nine months ended September 30, 2021 and 2020, respectively. Debt issuance cost amortization amounted to approximately $372 and $5,722 for the three and nine months ended September 30, 2021, respectively, and $289 and $2,790 in the three and nine months ended September 30, 2020, respectively. Unamortized debt issuance costs as of September 30, 2021 and December 31, 2020 were $275 and $5,094, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Principal payments on outstanding balances of long-term debt as of September 30, 2021 were as follows:

Amount
Remainder of 2021	$530
2022	2,120
2023	2,120
2024	2,120
2025	89,050
Total	$95,940

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2021 and December 31, 2020 due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

Note 9 – Related Party Transactions

The Company has numerous transactions with the Member and the Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. The Company recorded approximately $63 and $462, during the three and nine months ended September 30, 2021, respectively, and $201 and $614 during the three and nine months ended September 30, 2020, respectively, of management fees included within SG&A expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

As of December 31, 2019, the Company recorded a reduction to Member’s equity of $31,735, representing the net amount of funds advanced to the Member, as the Company determined that the Member had no plan to repay these amounts in the foreseeable future. The receivable from the Parent was repaid in February 2020. During the three months ended March 31, 2020, the Company provided net funds to STG aggregating $1,456 and recorded a corresponding reduction to member’s equity for this same amount. During the nine months ended September 30, 2021, the Parent repaid the balance of the receivable. The aggregate receivable from the Parent at September 30, 2021 and December 31, 2020 was $0 and $1,456, respectively.

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

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble seller.

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loans the funds to franchisees to purchase a franchise territory or to setup a studio. The Company records notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrue interest at the time the loan is made, which is recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At September 30, 2021 and December 31, 2020, the Company had recorded $98 and $94 of notes receivable and $0 and $86 of notes payable, respectively. The Company recognized $3 and $9 of interest income in the three and nine months ended September 30, 2021, respectively and $3 and $10 in the three and nine months ended September 30, 2020, respectively. The Company

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

recognized interest expense of $0 and $5 in the three and nine months ended September 30, 2021, respectively, and $2 and $9 in the three and nine months ended September 30, 2020, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the three and nine months ended September 30, 2021 and 2020, the Company recorded expense related to this lease of $78 and $233, respectively.

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $612 and $1,210 for the three and nine months ended September 30, 2021, respectively, and $133 and $506 for the three and nine months ended September 30, 2020, respectively. Included in accounts receivable as of September 30, 2021 and December 31, 2020 is $208 and $9, respectively, for such sales. At September 30, 2021 and December 31, 2020, notes receivable from franchisees includes $0 and $135 and notes receivable from franchisees, net of current portion includes $1,744 and $2,093, respectively, related to financing provided to these affiliates.

Note 10 – Convertible Preferred Stock

On July 23, 2021, the Company issued and sold in a private placement 200,000 newly issued shares of Series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), for aggregate cash proceeds of $200,000, before deduction for offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features are immaterial upon issuance and as of September 30, 2021.

The Convertible Preferred ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. It is entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis and has no stated maturity and will remain outstanding indefinitely unless converted into common stock or repurchased by the Company. Series A preferred stock will vote on as-converted basis with the Class A and Class B common stock and will have certain rights to appoint additional directors, including up to a majority of the Company’s Board of Directors, under certain limited circumstances relating to an event of default or the Company’s failure to repay amounts due to the Convertible Preferred holders upon a redemption. Shares of Series A-1 preferred stock are non-voting; however, any shares of Series A-1 preferred stock issued to the Preferred Investors will convert on a one-to-one basis to shares of Series A preferred stock when permitted under relevant antitrust restrictions.

At any time after July 23, 2029, upon a sale of the Company, or at any time after the occurrence and continuance of an event of default, holders of the Convertible Preferred have the right to require the Company to redeem all, but not less than all, of the Preferred shares then outstanding at a redemption price in cash equal to the greater of (i) the fair market value per share of Preferred Stock (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice, and (ii) the fixed liquidation preference, plus accrued and unpaid dividends.

The Convertible Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

At September 30, 2021, the Company recognized the Preferred maximum redemption value of $200,000, which is the maximum redemption value on the earliest redemption date based on a redemption value of $1,000 per share and 200,000 outstanding shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend, which was not included in the calculation of loss per share, and resulted in a $1,604 charge to additional paid-in capital.

Note 11 – Member’s/Stockholder's Equity (Deficit)

Member’s contributions – As described in Note 3 and presented in the condensed consolidated statements of changes to stockholders'/member’s equity (deficit), during the three months ended March 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

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

Common stock – As described in Note 1, in connection with the IPO in July 2021, the Company issued 10,000,000 shares of Class A common stock, at a price of $12.00 per share. Immediately after the IPO, 22,994,042 shares of Class A common stock were outstanding, including 12,994,044 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,542,663 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members. In August 2021, the Company sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, the Company received net proceeds of approximately $10,116 on August 24, 2021, which were used (i) $9,000 to purchase 750,000 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital.

Redeemable noncontrolling interests – Following the IPO, XPO Inc. is the sole managing member of XPO LLC and, as a result, consolidates the financial results of XPO LLC. The Company reports redeemable noncontrolling interests representing the economic interests in XPO LLC held by the Continuing Pre-IPO LLC Members. Under the Amended LLC agreement, the Continuing Pre-IPO LLC Members can exchange their LLC Units for shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class B common stock of the exchanging member), or at the option of the Company for cash.

The Company's decision of whether to exchange LLC Units for Class A common stock or cash is currently made at the discretion of the Continuing Pre-IPO LLC Members through their control of our Board of Directors. Accordingly, the redeemable noncontrolling interest is reported as temporary equity at the greater of the redemption value of the units or the carrying value as of the balance sheet date, with a corresponding adjustment to additional paid-in capital. Future redemptions or exchanges of LLC Units by the Continuing Pre-IPO LLC Members will result in a change in ownership and reduce the amount recorded as redeemable noncontrolling interest and increase additional paid-in capital.

The following table summarizes the ownership of XPO LLC as of September 30, 2021:

Owner	Units Owned	Ownership percentage
XPO Inc.	23,898,042	51.0%
Redeemable noncontrolling interests	22,963,246	49.0%
Total	46,861,288	100.0%

Note 12 – Equity Compensation

In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, is based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

agreement. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022.

In July and September 2021, the Company granted 821,308 shares underlying restricted stock units, at a weighted average grant-date fair value of $11.98 per share. Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis. Total compensation expense, recognized for restricted stock units, was $783 for the three months and nine months ended September 30, 2021. At September 30, 2021, the Company had $9,059 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.05 years.

In June 2021, phantom stock units previously issued by Club Pilates were canceled.

Note 13 – Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to loss before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, guaranteed payments, non-deductible expenses, and the valuation allowance against the deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2021 is (1.17%) and (1.82%), respectively. The Company recognized an income tax expense of $103 and $387 on its share of pre-tax book income (loss), exclusive of the redeemable noncontrolling interest of 49.0%.

As of September 30, 2021, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2021. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

As of September 30, 2021, the total TRA liability is approximately $180.

On March 27, 2020, the United States enacted the CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At September 30, 2021, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due to its recent incorporation and the pass- through treatment of XPO Holdings. The Company has deferred payroll taxes of approximately $700 of which 50% will be due on or before December 31, 2021, and the remainder due on or before December 31, 2022.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S for years 2018 through 2021. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

Note 14 – Earnings (Loss) Per Share

For the three and nine months ended September 30, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the periods.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc, a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exist at the XPO Holdings level. The Company applies the two-class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings or loss per share. Due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings or loss per share at the subsidiary level, the amounts presented as net loss attributable to redeemable noncontrolling interests and net loss attributable to XPO Inc. presented below will not agree to the amounts presented on the consolidated statement of operations.

Diluted loss per share attributable to common stockholders adjusts the basic loss per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. The potential dilutive impact of redeemable convertible preferred stock and Class B common stock is evaluated using the as-if-converted method. Because the Company reported net losses for all periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

The following table presents the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(8,904)	$(21,655)
Less: net loss attributable to redeemable noncontrolling interests	9,452	22,203
Less: dividends on preferred shares	(2,492)	(2,492)
Less: deemed dividend	(6,500)	(6,500)
Net loss attributable to XPO Inc.	$(8,444)	$(8,444)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	22,146,011	22,146,011

Loss per share of Class A common stock - basic and diluted	$(0.38)	$(0.38)

Anti-dilutive shares excluded from loss per share of Class A common stock:
Rumble Class A common stock	1,300,032	1,300,032
Contingent Rumble shares	2,024,445	2,024,445
Restricted stock units	821,308	821,308
Shares of Class B common stock	22,963,246	22,963,246
Convertible preferred stock	13,888,889	13,888,889
Profit interest units, time vesting	250,106	250,106
Profit interest units, performance vesting	1,934,550	1,934,550
Total shares excluded from loss per share of Class A common stock - diluted	43,182,576	43,182,576

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

Note 15 – Contingencies and Litigation

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $161 and $679, which is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $242 and $744 of additional contingent consideration as interest expense for the three and nine months ended September 30, 2021, respectively, and $188 and $519 for the three and nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, the contingent consideration was $0 and $8,100 recorded as contingent consideration from acquisitions, respectively, on the condensed consolidated balance sheets. During the three months ended September 30, 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. During the three and nine months ended September 30, 2021, the Company recorded an increase of $80 and $420 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses (income). During the three and nine months ended September 30, 2020, the Company recorded a reduction of ($2,646) and ($6,321) to contingent consideration, of which $54 and $159 was recorded as interest expense and ($2,700) and ($6,480) as acquisition and transaction expenses (income), respectively. As of September 30, 2021 and December 31, 2020, contingent consideration totaled approximately $720 and $300, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2017 acquisition of Stretch Lab, the Company agreed to pay to the seller 20% of operational or change of control distributions, until the date on which a change of control or a liquidation of Stretch Lab occurs. The Company determined the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. In September 2019, the Company entered into a settlement agreement with the Stretch Lab sellers to resolve disputes related to the acquisition and related agreements and to settle all amounts due under the contingent consideration. Under the terms of the settlement agreement, the Company will make payments to the sellers aggregating $6,500, which was recorded at the settlement date using a discount rate of 8.345%. At September 30, 2021 and December 31, 2020, the liability was $0 and $1,979 recorded as accrued expenses, respectively, on the condensed consolidated balance sheets. The Company made an initial payment of $1,000 in September 2019, and the first quarterly payment of $688 in December 2019. Quarterly payments of $688 continued through September 2021, when the final payment was made.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

In connection with the 2018 acquisition of AKT, the Company agreed to pay the seller 20% of operational or change of control distributions, subject to distribution thresholds until the date on which a change of control or a liquidation of AKT occurs. During the three and nine months ended September 30, 2020, the Company recorded a reduction to contingent consideration of ($2,430) and ($4,460), respectively, which was recorded as acquisition and transaction expenses (income). As of September 30, 2021 and December 31, 2020, contingent consideration totals $0 in the condensed consolidated balance sheets. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2018 acquisition of Yoga Six, the Company is obligated to make additional payments for purchase consideration if certain events occur. Payment of additional consideration is contingent on Yoga Six reaching a milestone of opening a number of franchise studios before the fourth anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. The inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. At September 30, 2021 and December 31, 2020, the contingent consideration payable was $148 and $1,000, respectively, and is included in accrued expenses in the consolidated balance sheets.

In connection with the 2018 acquisition of Stride, the Company initially recorded contingent consideration of $1,869 for the estimated fair value of the contingent payments. Payment of additional consideration was contingent on Stride reaching two milestones for opening franchise studios before the first anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The contingent consideration agreement was modified in 2019 and 2020. Payments of additional consideration, as amended, are now contingent on Stride reaching milestones for opening two franchise studios and membership enrollments for such studios at various dates through 2021. At September 30, 2021 and December 31, 2020, the contingent consideration of $0 and $250, respectively, was recorded as accrued expenses in the condensed consolidated balance sheets. During the three months ended September 30, 2021, the Company paid the contingent consideration in full.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions or forfeiture if the Rumble seller defaults under the terms of the note receivable. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three months ended September 30, 2021 the Company recorded an increase of $2,800 to contingent consideration, which was recorded as acquisition and transaction expenses (income). At September 30, 2021, contingent consideration totals $25,900, recorded as contingent consideration from acquisitions on the condensed consolidated balance sheets.

Note 16 – Subsequent Events

On October 13, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with GRPX Live Pty Ltd., an Australian corporation, and its affiliates (the “Seller”) whereby the Company acquired certain assets relating to the concept and brand known as Body Fit Training™ or BFT™. Assets acquired include franchise rights, brand, intellectual property and the rights to manage and license the franchise business (the “Franchise System”). The Company also assumed certain liabilities associated with the purchased assets and provided certain indemnifications to the Seller. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complimentary to its portfolio of franchises.

Consideration for the transaction included cash of $44,322 (based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay certain sale bonus payments to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of approximately $3,694 (based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two year period ending December 31, 2023 and the aggregate amount of such payments is subject to a maximum of $10,342 (based on the currency exchange rate as of the purchase date).

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the Body Fit TrainingTM

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share and unit amounts)

and BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company has agreed to indemnify the Seller. The Company is evaluating the potential losses, if any, related to this indemnification, and will record an estimate of the loss, if any, in purchase accounting. The Company is unable to provide the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date as it has not yet completed its analysis.

On October 8, 2021, the Company entered into a second amendment (the "Amendment") to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38,000 (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT Acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment.

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is a curator of leading boutique fitness brands across multiple verticals. Our mission is to make highly specialized workouts in motivating, community-based environments accessible to everyone. Our diversified portfolio of brands spans a variety of popular fitness and wellness verticals, including Pilates, barre, cycling, rowing, yoga, running, stretch, dance and boxing. Collectively, our brands offer consumers engaging experiences that appeal to a broad range of ages, fitness levels and demographics.

As of September 30, 2021, 1,889 studios were open, and franchisees were contractually committed to open an additional 1,654 studios in North America under existing franchise agreements on an adjusted basis to reflect historical information of the brands we have acquired. In addition, as of September 30, 2021, we had 18 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 735 new studios in nine countries. In 2020 and the nine months ended September 30, 2021, we had no material revenue outside of the United States and no franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

The COVID-19 Pandemic

The COVID-19 pandemic continues to impact global economic activities and poses the risk that prevents or restricts us and our employees, franchisees, members and suppliers from conducting business activities, as federal, state, local and foreign governments mandated stay-at-home orders and closures of businesses, encouraged social distancing measures and implemented travel restrictions and prohibitions on non-essential activities and business.

The COVID-19 pandemic adversely impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees, which were affected by the decline in system-wide sales as almost all of our franchised studios were temporarily closed beginning in mid-March 2020. New studio openings were also delayed during this period. We also experienced a reduction in sales of new studio licenses and in installation of equipment in new studios. Additionally, we temporarily reduced our marketing fund fees from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic and related government mandates as part of our COVID-19 support response.

In response to the COVID-19 outbreak, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although our franchised studios have resumed operations as of September 30, 2021. As the COVID-19 pandemic continued to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic. However, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 378 studios from March 31, 2020 through September 30, 2021.

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

The adverse effects of the COVID-19 pandemic have gradually begun to decline in the first three quarters of 2021, although, infection rates continue to fluctuate in various regions and new strains and variants of the virus, including the delta variant, remain a risk. In the second and third quarter of 2021 in particular, as vaccination rates have increased substantially in the United States and restrictions on indoor fitness classes in most states have either been reduced or eliminated, franchisees’ membership visits have increased. As of September 30, 2021, our franchisees recovered to approximately 111% of actively paying members, relative to January 31, 2020 membership levels and membership visits were at 94% relative to January 31, 2020 (excludes Rumble). As of September 30, 2021, run-rate Average Unit Volume (“AUV”) recovered to approximately 90% of January 31, 2020 levels.

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

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the disruption to global supply chain; the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, at least through 2021, as well as our overall business, results of operations, cash flows and financial condition.

Rumble Acquisition

On March 24, 2021, H&W Franchise Holdings LLC entered into a contribution agreement with Rumble Holdings LLC, Rumble Parent LLC and Rumble Fitness LLC to acquire certain rights and intellectual property of Rumble Fitness LLC (“Rumble”), to be used by H&W Franchise Holdings LLC in connection with the franchise business under the “Rumble” trade name. Pursuant to this agreement, Rumble became a direct subsidiary of Rumble Parent LLC, which is owned by Rumble Holdings LLC, and H&W Franchise Holdings LLC acquired certain rights and intellectual property of Rumble Holdings LLC, which beneficially held all of the issued and outstanding membership interests of Rumble. As consideration, H&W Franchise Holdings, LLC (i) issued Class A Units equivalent to 1,300,032 shares of XPO Inc. Class A common stock to Rumble Holdings LLC, (ii) issued Class A Units equivalent to 2,024,445 shares of XPO Inc. Class A common stock to Rumble Holdings LLC, which are subject to vesting and forfeiture as provided in the contribution agreement and (iii) assumed and discharged any liabilities arising from and after the closing date under the assigned contracts and acquired assets. H&W Franchise Holdings, LLC then contributed the Rumble assets to H&W Intermediate Holdings, LLC, which then immediately contributed the Rumble assets to XPO, LLC. As a result of this transaction, Rumble became a holder of 5% or more of the equity interests of H&W Franchise Holdings LLC.

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

BFT Acquisition

On October 13, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with GRPX Live Pty Ltd., an Australian corporation, and its affiliates (the “Seller”) whereby the Company acquired certain assets relating to the concept and brand known as Body Fit Training™ or BFT™. Assets acquired include franchise rights, brand, intellectual property and the rights to manage and license the franchise business (the “Franchise System”). The Company also assumed certain liabilities associated with the purchased assets and provided certain indemnifications to the Seller. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complimentary to its portfolio of franchises.

Consideration for the transaction included cash of $44.3 million (based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay certain sale bonus payments to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of approximately $3.7 million (based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two year period ending December 31, 2023 and the aggregate amount of such payments is subject to a maximum of $10.3 million (based on the currency exchange rate as of the purchase date).

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the Body Fit TrainingTM and BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company has agreed to indemnify the Seller. The Company is evaluating the potential losses, if any, related to this indemnification, and will record an estimate of the loss, if any, in purchase accounting. The Company is unable to provide the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date as it has not yet completed its analysis.

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
•
Consumer demand and competition for discretionary income. Our revenue and future success will depend in part on the attractiveness of our brands and the services provided by franchisees relative to other fitness and entertainment options available to consumers. Our franchisees’ AUVs are dependent upon the performance of studios and may be impacted by reduced capacity as a result of various factors, including the COVID-19 pandemic and shifting consumer demand and behavior for fitness services. Macroeconomic factors generally, and economic factors affecting a particular geographic territory, may also increase competition for discretionary income, impact the returns generated by franchisees and therefore impact our operating results.

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

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
System-wide sales	$192,389	$99,610	$495,611	$321,125
Number of new studio openings in North America	65	79	177	191
Number of studios operating in North America (cumulative total as of period end)	1,889	1,662	1,889	1,662
Number of licenses sold in North America (cumulative total as of period end)	3,804	3,231	3,804	3,231
Number of licenses contractually obligated to be sold internationally (cumulative total as of period end)	735	546	735	546
AUV (LTM as of period end)	$354	$327	$354	$327
Same store sales	65%	-40%	36%	-33%
Adjusted EBITDA*	$6,829	$1,495	$18,720	$6,505

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation, acquisition and transaction expenses (income) (including change in contingent consideration), management fees and expenses (that was discontinued after July 2021), integration and related expenses, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business) and expense related to the remeasurement of our TRA obligation that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(8,904)	$(1,883)	$(21,655)	$(8,584)
Interest expense, net	5,512	4,475	21,073	16,650
Income taxes	103	130	387	292
Depreciation and amortization	2,376	1,956	6,838	5,653
EBITDA	(913)	4,678	6,643	14,011
Equity-based compensation	3,530	462	4,201	1,327
Acquisition and transaction expenses (income)	2,880	(5,131)	3,527	(10,940)
Management fees and expenses	63	201	462	615
Integration and related expenses	—	39	—	246
Litigation expenses	1,089	1,246	3,707	1,246
TRA remeasurement	180	—	180	—
Adjusted EBITDA	$6,829	$1,495	$18,720	$6,505

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue, net:
Franchise revenue	$19,985	$11,920	$51,504	$35,751
Equipment revenue	6,750	4,845	15,571	16,739
Merchandise revenue	4,879	3,606	13,620	12,222
Franchise marketing fund revenue	3,706	1,790	9,503	5,224
Other service revenue	5,547	3,411	15,509	8,885
Total revenue, net	40,867	25,572	105,707	78,821
Operating costs and expenses:
Costs of product revenue	7,641	5,406	19,259	20,285
Costs of franchise and service revenue	3,169	2,369	8,615	6,499
Selling, general and administrative expenses	24,262	16,629	62,066	43,939
Depreciation and amortization	2,376	1,956	6,838	5,653
Marketing fund expense	3,828	1,621	9,304	5,027
Acquisition and transaction expenses (income)	2,880	(5,131)	3,527	(10,940)
Total operating costs and expenses	44,156	22,850	109,609	70,463
Operating income (loss)	(3,289)	2,722	(3,902)	8,358
Other (income) expense:
Interest income	(343)	(83)	(796)	(260)
Interest expense	5,855	4,558	21,869	16,910
Gain on debt extinguishment	—	—	(3,707)	—
Total other expense	5,512	4,475	17,366	16,650
Loss before income taxes	(8,801)	(1,753)	(21,268)	(8,292)
Income taxes	103	130	387	292
Net loss	$(8,904)	$(1,883)	$(21,655)	$(8,584)

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net:
Franchise revenue	49%	47%	49%	45%
Equipment revenue	16%	19%	15%	21%
Merchandise revenue	12%	14%	13%	16%
Franchise marketing fund revenue	9%	7%	9%	7%
Other service revenue	14%	13%	14%	11%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	19%	21%	18%	26%
Costs of franchise and service revenue	8%	9%	8%	8%
Selling, general and administrative expenses	59%	65%	59%	56%
Depreciation and amortization	6%	8%	6%	7%
Marketing fund expense	9%	6%	9%	6%
Acquisition and transaction expenses (income)	7%	(20)%	3%	(14)%
Total operating costs and expenses	108%	89%	104%	89%
Operating income (loss)	(8)%	11%	(4)%	11%
Other (income) expense:
Interest income	(1)%	—%	(1)%	—%
Interest expense	14%	18%	21%	21%
Gain on debt extinguishment	—%	—%	(4)%	—%
Total other expense	13%	17%	16%	21%
Loss before income taxes	(21)%	(6)%	(20)%	(10)%
Income taxes	—%	1%	—%	—%
Net loss	(22)%	(7)%	(20)%	(11)%

Three Months Ended September 30, 2021 versus 2020

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2021 versus the three months ended September 30, 2020.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Franchise revenue	$19,985	$11,920	$8,065	67.7%
Equipment revenue	6,750	4,845	1,905	39.3%
Merchandise revenue	4,879	3,606	1,273	35.3%
Franchise marketing fund revenue	3,706	1,790	1,916	107.0%
Other service revenue	5,547	3,411	2,136	62.6%
Total revenue, net	$40,867	$25,572	$15,295	59.8%

Total revenue. Total revenue was $40.9 million in the three months ended September 30, 2021, compared to $25.6 million in the three months ended September 30, 2020, an increase of $15.3 million, or 59.8%. The increase in total revenue was primarily due to reopening of studios that were temporarily closed in 2020 due to the COVID-19 pandemic and opening of new studios in 2021.

Franchise revenue. Franchise revenue was $20.0 million in the three months ended September 30, 2021, compared to $11.9 million in the three months ended September 30, 2020, an increase of $8.1 million, or 67.7%. Franchise revenue consisted of franchise royalty fees of $12.6 million, training fees of $2.0 million, franchise territory fees of $3.6 million and technology fees of $1.9 million in the three months ended September 30, 2021, compared to franchise royalty fees of $6.5 million, training fees of $1.5 million, franchise territory fees of $2.8 million and technology fees of $1.2 million in the three months ended September 30, 2020. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 65% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 227 new studio openings in North America since September 30, 2020, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $6.8 million in the three months ended September 30, 2021, compared to $4.8 million in the three months ended September 30, 2020, an increase of $1.9 million, or 39.3%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the three months ended September 30, 2021 totaled 59 compared to 61 in the prior year period, with a larger percentage of higher dollar installations in 2021.

Merchandise revenue. Merchandise revenue was $4.9 million in the three months ended September 30, 2021, compared to $3.6 million in the three months ended September 30, 2020, an increase of $1.3 million, or 35.3%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $3.7 million in the three months ended September 30, 2021, compared to $1.8 million in the three months ended September 30, 2020, an increase of $1.9 million, or 107.0%. The increase was primarily due to an increase in same store sales, 227 new studio openings in North America since September 30, 2020 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2020.

Other service revenue. Other service revenue was $5.5 million in the three months ended September 30, 2021, compared to $3.4 million in the three months ended September 30, 2020, an increase of $2.1 million, or 62.6%. The increase was primarily due to a $1.6 million increase in revenue from company-owned studios and a $1.1 million increase in other preferred vendor commission revenue, partially offset by a $0.6 million decrease in our digital platform revenue.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Costs of product revenue	$7,641	$5,406	$2,235	41.3%
Costs of franchise and service revenue	3,169	2,369	800	33.8%
Selling, general and administrative expenses	24,262	16,629	7,633	45.9%
Depreciation and amortization	2,376	1,956	420	21.5%
Marketing fund expense	3,828	1,621	2,207	136.2%
Acquisition and transaction expenses (income)	2,880	(5,131)	8,011	(156.1)%
Total operating costs and expenses	$44,156	$22,850	$21,306	93.2%

Costs of product revenue. Costs of product revenue was $7.6 million in the three months ended September 30, 2021, compared to $5.4 million in the three months ended September 30, 2020, an increase of $2.2 million, or 41.3%. The increase in costs is consistent with the 37.6% increase in related revenues. Costs of product revenue as a percentage of related revenue increased to 65.7% in the three months ended September 30, 2021 from 64.0% in the three months ended September 30, 2020.

Costs of franchise and service revenue. Costs of franchise and service revenue was $3.2 million in the three months ended September 30, 2021, compared to $2.4 million in the three months ended September 30, 2020, an increase of $0.8 million, or 33.8%. The increase was primarily due to an increase in costs related to technology fee revenue, consistent with the related revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $24.3 million in the three months ended September 30, 2021, compared to $16.6 million in the three months ended September 30, 2020, an increase of $7.6 million, or 45.9%. The increase was primarily attributable to an increase in salaries and wages and occupancy expenses of $1.9 million and $1.2 million, respectively, primarily related to the increase in number of company-owned studios; $3.1 million increase in equity-based compensation, primarily related to modification of awards in 2021 and new grants; increases in bad debt expense and insurance expense of $1.2 million and $1.0 million, respectively; and net increases in other variable expenses of $0.9 million; partially offset by a reduction in legal expense of $1.5 million.

Depreciation and amortization. Depreciation and amortization expense was $2.4 million in the three months ended September 30, 2021, compared to $2.0 million in the three months ended September 30, 2020, an increase of $0.4 million, or 21.5%. The increase was due primarily to amortization of intangibles related to the Rumble acquisition in March 2021.

Marketing fund expense. Marketing fund expense was $3.8 million in the three months ended September 30, 2021 compared to $1.6 million in the three months ended September 30, 2020, an increase of $2.2 million, or 136.2% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $2.9 million in the three months ended September 30, 2021, compared to ($5.1) million in the three months ended September 30, 2020, a change of $8.0 million, or 156.1%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2018 business acquisitions and $2.8 million of expense in 2021 related to the change in contingent consideration related to the Rumble acquisition.

Other (Income) Expense, net

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Interest income	$(343)	$(83)	$(260)	313.3%
Interest expense	5,855	4,558	1,297	28.5%
Gain on debt extinguishment	—	—	—	NA
Total other expense, net	$5,512	$4,475	$1,037	23.2%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended September 30, 2021 and 2020.

Interest expense. Interest expense was $5.9 million in the three months ended September 30, 2021, compared to $4.6 million in the three months ended September 30, 2020, an increase of $1.3 million, or 28.5%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase was due primarily to write off of $2.5 million of deferred loan costs and debt discount and $0.4 million prepayment penalty incurred in the three months ended September 30, 2021, related to pay down of debt with IPO proceeds, partially offset by lower average debt balance compared to the prior year.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Income taxes	$103	$130	$(27)	(20.8)%

Income taxes. Income taxes were insignificant in each of the three-month periods ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021 versus 2020

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020.

Revenue

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Franchise revenue	$51,504	$35,751	$15,753	44.1%
Equipment revenue	15,571	16,739	(1,168)	(7.0)%
Merchandise revenue	13,620	12,222	1,398	11.4%
Franchise marketing fund revenue	9,503	5,224	4,279	81.9%
Other service revenue	15,509	8,885	6,624	74.6%
Total revenue, net	$105,707	$78,821	$26,886	34.1%

Total revenue. Total revenue was $105.7 million in the nine months ended September 30, 2021, compared to $78.8 million in the nine months ended September 30, 2020, an increase of $26.9 million, or 34.1%. The increase in total revenue was primarily due to an increase in franchise revenue, franchise marketing fund revenue and other service revenue attributable to reopening of studios that were temporarily closed in 2020 due to the COVID-19 pandemic and opening of new studios in 2021, partially offset by a decrease in equipment revenue.

Franchise revenue. Franchise revenue was $51.5 million in the nine months ended September 30, 2021, compared to $35.8 million in the nine months ended September 30, 2020, an increase of $15.8 million, or 44.1%. Franchise revenue consisted of franchise royalty fees of $32.2 million, training fees of $5.1 million, franchise territory fees of $9.6 million and technology fees of $4.7 million in the nine months ended September 30, 2021, compared to franchise royalty fees of $20.6 million, training fees of $4.6 million, franchise territory fees of $7.7 million and technology fees of $2.9 million in the nine months ended September 30, 2020. The increase in franchise royalty fees was primarily due to a 36% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 227 new studio openings in North America since September 30, 2020, which also contributed to the increase in franchise territory fees and technology fees.

Equipment revenue. Equipment revenue was $15.6 million in the nine months ended September 30, 2021, compared to $16.7 million in the three months ended September 30, 2020, a decrease of $1.2 million, or 7.0%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the first three quarters of 2021 totaled 159 compared to 197 in the first three quarters of 2020 with a larger percentage of higher dollar installations in 2021.

Merchandise revenue. Merchandise revenue was $13.6 million in the nine months ended September 30, 2021, compared to $12.2 million in the nine months ended September 30, 2020, an increase of $1.4 million, or 11.4%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $9.5 million in the nine months ended September 30, 2021, compared to $5.2 million in the nine months ended September 30, 2020, an increase of $4.3 million, or 81.9%. The increase was primarily due to an increase in same store sales, 227 new studio openings in North America since September 30, 2020 and to a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2020.

Other service revenue. Other service revenue was $15.5 million in the nine months ended September 30, 2021, compared to $8.9 million in the nine months ended September 30, 2020, an increase of $6.6 million, or 74.6%. The increase was primarily due to a $4.8 million increase in revenue from company-owned studios and a $2.8 million increase in other preferred vendor commission revenue, partially offset by a $1.0 million decrease in our digital platform revenue.

Operating Costs and Expenses

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Costs of product revenue	$19,259	$20,285	$(1,026)	(5.1)%
Costs of franchise and service revenue	8,615	6,499	2,116	32.6%
Selling, general and administrative expenses	62,066	43,939	18,127	41.3%
Depreciation and amortization	6,838	5,653	1,185	21.0%
Marketing fund expense	9,304	5,027	4,277	85.1%
Acquisition and transaction expenses (income)	3,527	(10,940)	14,467	(132.2)%
Total operating costs and expenses	$109,609	$70,463	$39,146	55.6%

Costs of product revenue. Costs of product revenue was $19.3 million in the nine months ended September 30, 2021, compared to $20.3 million in the nine months ended September 30, 2020, a decrease of $1.0 million, or 5.1%, compared to an increase in related revenues of 0.8%. Costs of product revenue as a percentage of related revenue decreased to 66.0% in the nine months ended September 30, 2021 from 70.0% in the nine months ended September 30, 2020. The decrease was due to a shift in equipment revenue mix in 2021 partially offset by a higher percentage of non-branded merchandise revenue in 2021 for which the company earns a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $8.6 million in the nine months ended September 30, 2021, compared to $6.5 million in the nine months ended September 30, 2020, an increase of $2.1 million, or 32.6%. The increase was primarily due to an increase in costs related to technology fee revenue, consistent with the related revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $62.1 million in the nine months ended September 30, 2021, compared to $43.9 million in the nine months ended September 30, 2020, an increase of $18.1 million, or 41.3%. The increase was primarily attributable to an increase in salaries and wages and occupancy expenses of $7.8 million and $3.6 million, respectively, primarily related to the increase in number of company-owned studios; $2.9 million increase in equity-based compensation, primarily related to modification of awards in 2021 and new grants; increases in marketing and promotion expense and insurance expense of $1.6 million and $1.2 million, respectively; and net increases of $3.5 million in other variable expenses in 2021, partially offset by a reduction in bad debt expense of $2.4 million.

Depreciation and amortization. Depreciation and amortization expense was $6.8 million in the nine months ended September 30, 2021, compared to $5.7 million in the nine months ended September 30, 2020, an increase of $1.2 million, or 21.0%. The increase was due primarily to an increase in assets related to company-owned studios and intangibles related to the Rumble acquisition in March 2021.

Marketing fund expense. Marketing fund expense was $9.3 million in the nine months ended September 30, 2021, compared to $5.0 million in the nine months ended September 30, 2020 and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $3.5 million in the nine months ended September 30, 2021, compared to ($10.9) million in the nine months ended September 30, 2020, a change of $14.5 million, or 132.2%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2018 business acquisitions, $0.3 million of expense in 2021 related to the acquisition of Rumble and $2.8 million of expense in 2021 related to the change in contingent consideration related to the Rumble acquisition..

Other (Income) Expense, net

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Interest income	$(796)	$(260)	$(536)	206.2%
Interest expense	21,869	16,910	4,959	29.3%
Gain on debt extinguishment	(3,707)	—	(3,707)	NA
Total other expense, net	$17,366	$16,650	$716	4.3%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the nine-month periods ended September 30, 2021 and 2020.

Interest expense. Interest expense was $21.9 million in the nine months ended September 30, 2021, compared to $16.9 million in the nine months ended September 30, 2020, an increase of $5.0 million, or 29.3%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs. The increase was due primarily to write off of $7.5 million of deferred loan costs and debt discount and $2.3 million prepayment penalty incurred in the nine months ended September 30, 2021, related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021, and $115 million pay down of debt with IPO proceeds, compared to $1.5 million of prepayment and other penalties incurred in the nine months ended September 30, 2020 and a write off of $1.8 million of deferred loan costs related to our credit agreement with Monroe Capital Management Advisors, LLC, which was replaced with a new credit facility in March 2020.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the nine months ended September 30, 2021 represents the forgiveness of principal and interest on our PPP Loan.

Income Taxes

	Nine Months Ended September 30,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Income taxes	$387	$292	$95	32.5%

Income taxes. Income taxes were insignificant in each of the nine-month periods ended September 30, 2021 and 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had $24.4 million of cash and cash equivalents, excluding $1.1 million of restricted cash for marketing fund purposes.

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

Initial Public Offering

On July 27, 2021, XPO Inc. completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at a price to the public of $12.00 per share. After underwriter discounts and commissions, we received net proceeds from the IPO of approximately $111.9 million, before deduction of offering expenses. Also on July 27, 2021, we issued and sold 200,000 shares of Convertible Preferred for aggregate cash proceeds of $200 million, before deduction of offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control. The issuance of Convertible Preferred shares and Class A common stock by us and the related net proceeds were recorded in the consolidated financial statements on July 27, 2021, the closing date of the IPO.

In August 2021, the underwriters exercised the option to purchase additional shares, pursuant to which XPO Inc. issued and sold 904,000 shares of Class A common stock at a price to the public of $12.00 per share. After underwriter discounts and commissions, we received net proceeds of approximately $10.1 million on August 24, 2021. We used (i) $9.0 million to purchase 750,000 LLC Units from our Chief Executive Officer and (ii) $1.1 million for working capital.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loan and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.5% at September 30, 2021).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2021, we were in compliance with these covenants.

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

Immediately following the IPO, on July 27, 2021 we executed a first amendment to the Credit Agreement, which amended the amount of the prepayment premium applicable to the prepayment of the Term Loan, and paid off $115.0 million of the principal balance of the Term Loan. Outstanding borrowings on the Term Loan were $95.9 million at September 30, 2021.

On October 8, 2021, we entered into a second amendment (the "Amendment") to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38 million (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT Acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment.

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

Contractual Obligations

As a result of pay down of the Term Loan from IPO proceeds and subsequent borrowings to fund the BFT Acquisition, our commitments for payment of debt principal have decreased from $211.5 at June 30, 2021 to $134.9 million at October 31, 2021.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$3,925	$(3,923)
Net cash provided by (used in) investing activities	(3,981)	(3,397)
Net cash provided by (used in) financing activities	14,301	8,901
Net increase in cash, cash equivalents and restricted cash	$14,245	$1,581

Cash Flows from Operating Activities

In the nine months ended September 30, 2021, cash provided by operating activities was $3.9 million, compared to cash used of $3.9 million in the nine months ended September 30, 2020, an increase in cash provided of $7.8 million. Of the change, $5.3 million was due to a higher net loss offset by adjustments for non-cash items. Additionally, the following changes in operating assets and liabilities contributed to the increased operating cash flows:

•
increase in cash inflows relating to deferred revenue of $19.1 million due to an increase in sales of additional franchises;
•
increase in cash outflows relating to (1) accounts payable, accrued expenses and other liabilities of $4.2 million due to timing of payments; (2) current assets, excluding deferred costs, of $8.7 million due primarily to an increase in accounts receivable and prepaid expenses, partially offset by decreases in inventories and other current assets; and (3) deferred costs of $3.7 million due to an increase in sales of additional franchises.

Cash Flows from Investing Activities

In the nine months ended September 30, 2021, cash used in investing activities was $4.0 million, compared to $3.4 million in the nine months ended September 30, 2020, a decrease of $0.6 million. The decrease was primarily attributable to an increase in cash used to purchase property and equipment and issue notes receivables, partially offset by an increase in cash received from collection of notes receivable, increase in cash proceeds from sales of assets and decrease in cash used to purchase studios.

Cash Flows from Financing Activities

In the nine months ended September 30, 2021, cash provided by financing activities was $14.3 million, compared to $8.9 million in the nine months ended September 30, 2020, an increase in cash provided of $5.4 million. The increase was primarily attributable to cash received resulting from the IPO and preferred stock issuance, net of offering costs, of $317.2 million and change in member contributions, distributions to member and receipts from member of $7.0 million, partially offset by $185.7 million payments made in connection with reorganization transactions as described in Note 11, increase in payments made to decrease net borrowings on our line of credit and long-term debt, partially offset by reduction in debt issuance costs of $119.6 million, an increase in dividend payment of $4.1 million and an increase in contingent consideration payment of $9.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

As of September 30, 2021, we had $95.9 million of borrowings outstanding under our credit facility which bears interest on a floating basis tied to LIBOR and therefore subject to changes in the associated interest expense. The effect of an immediate hypothetical 10% change in interest rates would not have a material effect on our consolidated financial statements.

Foreign Currency Exchange Risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is denominated primarily in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United States. As of September 30, 2021, the effect of a 10% adverse change in exchange rates on foreign denominated cash and cash equivalents, receivables and payables would not have been material for the period presented. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2021.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 15 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•
Our failure to satisfy the covenants in our credit agreement may result in events of default.
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
•
We are a holding company, and depend upon distributions from our subsidiary, XPO Holdings, to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.
•
In certain circumstances, XPO Holdings will be required to make substantial distributions to us and the other holders of limited liability company units (the “LLC Units”).

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

The COVID-19 pandemic continues to impact global economic activities and poses the risk that we or our employees, franchisees, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, due to shutdowns, travel restrictions, social distancing requirements, stay-at-home orders and advisories and other restrictions suggested or mandated by governmental authorities. The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this report, such as those relating to our growth strategy, international operations, franchisees’ ability to attract and retain members, supply chain disruptions, health and safety risks to members, loss of key employees and unforeseen labor shortages and changes in consumer preferences.

The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although our franchised studios have resumed operations as of September 30, 2021. We and franchisees took other actions, such as temporary rent deferrals and reduced marketing activities, as additional measures to preserve cash and liquidity during closure periods. As the COVID-19 pandemic continues to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. As a result of COVID-19, franchisees have also experienced to date, and may continue to experience, a decrease in net membership base. In addition, governments in certain jurisdictions in which we operate have imposed regulatory restrictions to mitigate further spread of COVID-19 disease, such as mask and vaccine mandates for employees and customers, and such restrictions may increase the cost of operations of our franchisees. The COVID-19 pandemic and these responses have adversely affected and will continue to adversely affect our and franchisees’ sales.

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

We have incurred operating losses each year since our formation in 2017, including a net loss of $13.6 million for 2020 and $21.7 million for the nine months ended September 30, 2021, and may continue to incur net losses for the foreseeable future. As a result, we had a total accumulated deficit of $386.6 million and $107.5 million as of September 30, 2021 and December 31, 2020, respectively. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our increased operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.

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

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2020, we had 1,040 franchisees operating 1,722 open studios on an adjusted basis (which includes historical studio counts for Rumble, which we acquired in March 2021) and 1,116 franchisees operating 1,889 open studios as of September 30, 2021 on an adjusted basis. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations for a significant amount of time due to the COVID-19 pandemic-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. For example, our revenue was negatively affected by the decline in system-wide sales as a majority of our and franchisees’ studios were closed during mid-March and throughout 2020, and new studio openings were delayed. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of September 30, 2021, we had 1,654 studios in North America contractually obligated to be opened under existing franchise agreements and 735 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened, on an adjusted basis to reflect historical information of brands we have acquired. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From inception to September 30, 2021, 261 licenses had been terminated in North America and two had been terminated internationally. We expect that this percentage may increase over time. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open a studio. Of the franchisees that opened their first studio in 2020, on average it took approximately 14.6 months from signing the franchise agreement to open. The length of time increased during 2020 due to COVID-related opening restrictions. However, the historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

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

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, New Zealand, Japan, Saudi Arabia, Singapore, South Korea and Spain, entered into international expansion agreements in the Dominican Republic, Austria and Germany and plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. With the recent acquisition of BFT, we have a greater international presence, potentially increasing any risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

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

We acquired Stretch Lab in November 2017, Row House in December 2017, AKT in March 2018, Yoga Six in July 2018, Stride in December 2018, Rumble in March 2021 and Body Fit Training in October 2021. We launched our digital platform offerings in 2019. We may launch additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful. If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

From time to time, we take ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. As a result of the COVID-19 pandemic, we took ownership of a larger number of studios in 2020 than we have taken in previous years. As of December 31, 2020, we had ownership of 40 studios, compared to 14 and four studios as of December 31, 2018 and 2019, respectively. As of September 30, 2021, we had ownership of 43 studios. There is no guarantee that we will be successful in improving the operating results of such a studio or refranchising it. If the costs of operating the studio are greater than expected, the studio is otherwise unattractive due to its location or otherwise or we are required to operate the studio for an extended period of time, our business, results of operations, cash flows and financial condition may be adversely affected. We are actively seeking to refranchise our company-owned studios, as operating company-owned studios is not a component of our business model. However, we may not be able to do so and we expect that if we have not been able to do so by December 31, 2021, we may choose to close most or all such studios to the extent they are not profitable at that time and would incur charges in connection therewith for asset impairment and lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. In addition, our operation of studios may also have the effect of heightening many of the other risks for us described in this “Risk Factors” section that are related to the franchisee’s operation of its studios, such as those relating to our ability to attract and retain members, health and safety risks to our members, loss of key employees and changes in consumer preferences.

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

The success of our business depends on franchisees’ ability to attract and retain customers. Our and franchisees’ marketing efforts may not be successful in attracting customers to studios, and customer engagement may materially decline over time, especially at studios in operation for an extended period of time. Customers may cancel their memberships at any time after giving proper advance notice, subject to an initial minimum term applicable to certain memberships. Franchisees may also cancel or suspend memberships if a customer fails to provide payment. In addition, franchised studios experience attrition and must continually engage existing customers and attract new customers in order to maintain membership levels. Some of the factors that could lead to a decline in customer engagement include changing desires and behaviors of consumers or their perception of our brands, changes in discretionary spending trends and general economic conditions, effects of outbreaks, such as the current COVID-19 pandemic, including social distancing requirements, stay-at-home orders and advisories, mask and vaccine mandates, other restrictions suggested or mandated by governmental authorities, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, a decrease in monthly membership dues as a result of direct and indirect competition in our industry, a decline in the public’s interest in health, fitness and wellness, or a decline in the public’s interest in attending in-person fitness classes, among other factors. In order to increase membership levels, we may from time to time allow franchisees to offer promotions or lower monthly dues or annual fees. If we and franchisees are not successful in optimizing price or in increasing membership levels in new and existing studios, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our business, results of operations, cash flows and financial condition.

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

Since our founding in 2017, we have experienced significant growth in our business activities and operations. This expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we and franchisees foster at studios is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2019, franchisees opened 400 studios, compared to 258 studios in 2018 and 231 studios in 2017, in North America on an adjusted basis to reflect historical information of the brands we have acquired. Since September 30, 2020, franchisees opened 227 studios in North America on an adjusted basis to reflect historical information of the brands we have acquired. Our failure to successfully execute on our planned expansion of studios could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We previously notified ClubReady of a breach of contract related to our position that ClubReady had failed to meet its contractual performance obligations and initiated mediation proceedings. If we ultimately terminate our relationship with ClubReady, we may incur substantial delays and expense in finding and integrating an alternative studio management and payment service provider into our operating systems. We believe there are alternate studio management and payment service providers that are capable of supporting our platform and franchisees, however the integration of the new system could temporarily disrupt our and franchisees’ business and the quality and reliability of such alternative service provider may not be comparable to that of ClubReady.

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
•
announcement of major corporate transaction, strategic actions by us or competitors;
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

As part of our business strategy, we acquired our first company in 2017, and most recently closed the BFT Acquisition in October 2021, and we have made and may in the future make investments in other companies. We may be unable to find suitable acquisition candidates and to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers or investors. For example, we may not be able to realize the financial and operational benefits we anticipated with respect to the BFT Acquisition that was recently completed. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, results of operations, cash flows and financial condition. Moreover, we may be exposed to additional known or unknown liabilities, including legal disputes and litigation that we assumed in connection with the acquisition, and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

We have a substantial amount of debt, which requires significant interest payments. As of October 31, 2021, we had total indebtedness of $134.9 million.

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

Out failure to satisfy the covenants in our credit agreement may result in events of default.

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

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 62% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 62% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

Our Continuing Pre-IPO LLC Members control approximately 59% of the combined voting power of our Class A and Class B common stock and Convertible Preferred.

Because the Continuing Pre-IPO LLC Members hold a majority of their economic interests in our business through XPO Holdings rather than through XPO Inc., they may have conflicting interests with holders of shares of our Class A common stock. For example, the Continuing Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control for purposes of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service, or IRS, makes audit adjustments to XPO Holdings’ federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from XPO Holdings. If, as a result of any such audit adjustment, XPO Holdings is required to make payments of taxes, penalties and interest, XPO Holdings’ cash available for distributions to us may be substantially reduced. These rules are not applicable to XPO Holdings for tax years beginning on or prior to December 31, 2017. In addition, the Continuing Pre-IPO LLC Members’ significant ownership in us and resulting ability to effectively control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

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

In connection with the Reorganization Transactions, we acquired certain favorable tax attributes from Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) in the mergers of the Blocker Companies with and into XPO Inc. (the “Mergers”). In addition, in connection with the contribution of LLC Units by certain equityholders of XPO Holdings to XPO Inc. in exchange for shares of Class A common stock (the “IPO Contribution”), the redemption of Class A-5 Units of XPO Holdings in connection with the IPO (the “Class A-5 Unit Redemption”), acquisitions by XPO Fitness, Inc. of LLC Units from certain Continuing Pre-IPO LLC Members in connection with the IPO, future taxable redemptions or exchanges by Continuing Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash, and other transactions described herein are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

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

Prior to the IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified certain material weaknesses in our internal control over financial reporting for the year ended December 31, 2020, including certain material weaknesses that were identified as material weaknesses in our internal control over financial reporting for the years ended December 31, 2018 and 2019 and remained unremediated as of September 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

Through 2020, we added additional resources, formalized processes and implemented new controls to remediate certain material weaknesses. We formalized the review of financial information and related disclosures in our annual reports, added additional competent accounting resources and formalized policies to timely identify and correct misstatements related to improper application of GAAP, added controls to validate and review data provided by finance and operations personnel, added and formalized controls over account reconciliation processes and implemented additional account analysis and transaction level controls. We continue to implement these and other remediation measures through September 30, 2021. The material weaknesses that we identified and remain unremediated related to inadequate or missing (i) anti-fraud programs and controls, and (ii) general information technology controls and controls over information provided by third-party service providers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See disclosures set forth in Part II, Item 2 of Quarterly Report on Form 10-Q filed on August 25, 2021.

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

Xponential Fitness, Inc. (Registrant)

Date: November 12, 2021	By:	/s/ John Meloun
John Meloun
Chief Financial Officer