Form 10-K
period 2021-12-31
Xponential Fitness, Inc.
filed 2022-03-07
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40638

Xponential Fitness, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4395129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17877 Von Karman Ave., Suite 100 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 346-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	XPOF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant completed the initial public offering of its Class A Common Stock on July 23, 2021. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. As of December 31, 2021, the aggregate value of the registrant’s Class A Common Stock held by non-affiliates was approximately $488.5 million, based on the number of shares held by non-affiliates as of December 31, 2021 and the closing price of the registrant’s common stock on the New York Stock Exchange on that date.

The number of shares of Registrant’s Class A Common Stock and Class B Common Stock outstanding as of February 25, 2022 was 23,898,042 and 22,987,868 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “would,” “could,” “will,” “likely” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1A. – Risk Factors,” of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business.

Overview

Xponential Fitness, Inc. (the “Company” or “XPO Inc”) was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a controlling ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “XPOF”.

XPO LLC, the principal operating subsidiary of XPO Inc. is the largest global franchisor of boutique fitness brands. The Company operates a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada, and through master franchise agreements or international expansion in ten additional countries. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, a high-energy, low-impact indoor rowing workout; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

The foundation of our business is built on strong partnerships with franchisees. We provide franchisees with extensive support to help maximize the performance of their studios and enhance their return on investment. In turn, this partnership accelerates our growth and increases our profitability. We believe our unique combination of a scaled multi-brand offering, resilient franchise model with strong unit economics and integrated platform has enabled us to build our leading market position in the large and growing U.S. boutique fitness industry.

We carefully built the Xponential Fitness brand portfolio through a series of acquisitions, targeting select health and wellness verticals. In curating our portfolio, we identified brands with exceptional programming and a loyal consumer base which we believed would benefit from our operational expertise, franchising experience and scaled platform. With over 250 years of collective industry experience, our management team and brand presidents are the driving force behind our operational excellence. We have established a proven operational model (the “Xponential Playbook”) that helps franchisees generate compelling studio economics. This model has allowed us to provide extensive support to franchisees during the COVID-19 pandemic. The key pillars of our Xponential Playbook include:

•
optimizing the studio prototype and investment cost;
•
thoroughly vetting franchisee candidates;
•
real estate identification, site selection, studio build-out and design assistance;
•
comprehensive pre-opening support, including membership sales, marketing support, employee training and programming development;
•
detailed studio-level operational framework and best practices;
•
intensive instructor and studio-level management training;
•
our robust digital platform offerings that allow franchisees to generate incremental revenue;
•
data-driven analytical tools to support marketing strategies, member acquisition and retention;

•
sophisticated technology systems, including uniform point-of-sale and reporting systems, to drive studio-level performance;
•
centralized model capable of providing resources to franchisees in the event of exceptional crises, such as the COVID-19 pandemic; and
•
ongoing monitoring and support to promote success.

The Xponential Playbook is designed to help franchisees achieve compelling Average Unit Volumes (“AUVs”), strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. The smaller box format contributed to a relatively low average initial franchisee investment of approximately $350,000 in 2021 and 2020. By utilizing the Xponential Playbook, our model is generally designed to generate, on average, an AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%.

We believe our integrated platform, which supports our ten brands, is a unique competitive advantage in the boutique fitness industry and enables us to accelerate growth and enhance operating margins. Our multi-brand offering results in higher franchisee lead flow and conversion, which lowers franchisee acquisition costs. Existing franchisees also serve as an embedded pipeline for continued expansion across our brands. As a result of our scale, we benefit from greater access to real estate and favorable vendor relationships. Additionally, we leverage shared corporate services across franchise sales, real estate, supply chain, merchandising, information technology, finance, accounting and legal. As an integrated platform, we utilize technology to provide improved functionality, drive efficiency and access compelling data across our brands. Our robust digital platform, with content spanning all of our brands except Rumble and BFT, is an important example of our ability to utilize our integrated platform to enhance our individual brand offerings and member retention. We also benefit from knowledge sharing and best practices across the portfolio. We believe that we are in the early stages of unlocking the power of our platform and driving long-term growth.

As a franchisor, we benefit from multiple highly predictable and recurring revenue streams that enable us to scale our franchised studio base in a capital efficient manner. As of December 31, 2021, franchisees were contractually committed to open an additional 1,806 studios in North America. Converting our current pipeline of licenses sold to open studios in North America would nearly double our existing franchised studio base. Based on our internal and third-party analyses by Buxton Company, we estimate that franchisees could have a total of approximately 6,900 studios in the United States alone, prior to our acquisition of BFT. While no formal analysis has been conducted to assess the incremental studio opportunity attributable to BFT, Buxton expects that the addition of BFT will add approximately 1,000 more independent studio opportunities to our United States whitespace provided that we and BFT continue to operate in a manner consistent with the rest of our brands. In addition, we had 176 studios operating in eight countries internationally and master franchisees were contractually obligated to sell licenses to franchisees to open an additional 956 studios in ten countries, of which master franchisees have sold 184 licenses for studios not yet opened as of December 31, 2021.

As a result of the COVID-19 pandemic, our results of operations and the businesses of our franchisees were adversely affected beginning in March 2020 continuing through the remainder of 2020. The adverse effects of the COVID-19 pandemic began to decline in 2021, although, infection rates continued to fluctuate in various regions and new strains and variants of the virus, including the delta and omicron variants, remain a risk. Beginning in the second quarter of 2021 as vaccination rates in the United States increased substantially and restrictions on indoor fitness classes were reduced or eliminated in most states, franchisees’ membership visits have increased. We believe that consumers will return to boutique fitness at increasing levels in 2022 as recreational activity continues to return to more customary levels, and fitness activities continue to break from the solitary home fitness solutions that many consumers adopted during the COVID-19 pandemic.

Our Industry

We operate in the large and growing boutique fitness segment of the broader health and fitness club industry. Boutique fitness encompasses a social, supportive community of coaches and consumers engaging through class-based programming in small studio spaces (typically 1,500-2,500 square feet). A boutique fitness workout typically offers more customized programming and a more intensive experience complemented by increased levels of personal attention and guidance relative to a traditional health and fitness club.

Before the COVID-19 pandemic, the International Health, Racquet & Sportsclub Association (“IHRSA”) estimated the size of the global health and fitness club industry at $96.7 billion, with more than 205,000 clubs serving over 184 million members in 2019. Prior to the COVID-19 pandemic, the U.S. health and fitness club industry experienced annual growth for more than 21 consecutive years. IHRSA estimated the U.S. health and fitness club industry at $35.0 billion in 2019. The U.S. boutique fitness market, the segment where we operate, was estimated at $21.1 billion in 2019, according to an independent analysis we had commissioned from Frost & Sullivan. Boutique fitness grew more rapidly than overall fitness, and the target consumer spent more and engaged more frequently than the average health and fitness club member in 2019.

The industry saw unprecedented damage in 2020 and 2021, with 2020 U.S. health and fitness club revenue declining by 58% according to IHRSA. As of January 1, 2022, 30% of boutique fitness studios had closed permanently, according to IHRSA.

As the largest franchisor in the boutique fitness industry, we saw continued strong growth during the COVID-19 pandemic. We opened 555 new studios globally between April 2020 and December 2021, including studios opened by Rumble and BFT. Our member base today is approximately 30% larger than it was before the onset of the COVID-19 pandemic.

Our Competitive Strengths

Diversified portfolio of leading boutique fitness brands.

Our portfolio of ten diversified brands spans a variety of popular fitness and wellness verticals including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. We believe that our diversification represents a significant competitive advantage in a fragmented market comprised primarily of single-brand companies focused on an individual fitness or wellness vertical. The complementary nature of our brands allows our franchised studios to be located in close proximity to one another, providing variety and convenience to both consumers and franchisees. Our brands appeal to a broad range of consumers across ages, fitness levels and demographics and are positioned at an accessible price point. The strength of our brands is highlighted by the numerous accolades they have received, with four brands (Club Pilates, Pure Barre, CycleBar and StretchLab) each being listed among Entrepreneur’s 2022 Franchise 500 rankings and BFT being voted the 2020 APAC Franchise of the Year. We believe that our diversified brand offering expands our total addressable market and translates into increased use occasions for consumers, driving increased share of wallet and enhancing consumer lifetime value across our portfolio.

Market leading position with significant nationwide scale.

We are the largest boutique fitness franchisor in the United States with over 1,900 studios operating across ten brands in the United States. Our three largest brands have leading market share positions within their respective verticals. These brands, Club Pilates, Pure Barre and CycleBar, were approximately nine, four and three times larger than their next largest competitors, respectively, as of December 31, 2021. As the leaders in these verticals, and as one of few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented boutique fitness market.

We are able to leverage the popularity and reputation of existing Xponential studios to support both new studio sales to franchisees and to support franchisees’ ability to attract new customers to their studios. We believe that the continued expansion of the Xponential platform creates a network effect that reinforces our competitive position, making us increasingly attractive to potential franchisees and making studios increasingly popular with boutique fitness consumers. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with studios in 48 states and the District of Columbia as of December 31, 2021. Our geographic reach represents a material competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.

Passionate, growing and loyal consumer base.

Our franchised studios provide differentiated and accessible boutique fitness experiences that are fun, energetic and deliver a strong sense of community, engendering loyalty and engagement with consumers. Across our system, over 1.3 million unique consumers completed nearly 30 million in-studio, live stream and virtual workouts in 2021. The loyalty of our consumer base is evidenced by our franchisees’ ability to recover to approximately 113% of actively paying members as of December 31, 2021, relative to December 31, 2019 levels and membership visits for the quarter ended December 31, 2021 were at 117% relative to the quarter ended December 31, 2019 levels (excludes Rumble and BFT). For the quarter ended December 31, 2021, run-rate AUVs recovered to approximately 94% relative to the quarter ended December 31, 2019 (includes Rumble and BFT). We believe that we were able to deepen our consumer loyalty during the COVID-19 pandemic through our robust digital platform offering, as well as the personal efforts of exceptional franchisees to strengthen their studio communities. Our digital platform had over 24,000 subscribers and offered over 2,800 digital workouts in our library with multiple class formats within each brand as of December 31, 2021. Approximately 90% of class bookings were done through the Xponential brand app in the 90 days ending December 31, 2021. Our brands serve a broad demographic; our consumer skews female and is typically between the ages of 20 and 60 years old, holds at least a bachelor’s degree and reports household income greater than $75,000 per year. In addition, we continually seek ways to further heighten the Xponential consumer experience. As of December 31, 2021, studios had over 440,000 members, of which over 390,000 were actively paying members on recurring membership packages (excludes Rumble and BFT). For example, we launched a partnership with Apple in March 2021 that features Apple Watch integration across all of our popular fitness and wellness verticals, excluding BFT, and is designed to increase consumer engagement and retention across our franchised studios. Our franchised studios foster consumer engagement, personal accountability to achieve fitness goals and a strong sense of community, which drive repeat visits and maximize consumer lifetime value.

Xponential Playbook supports system-wide operational excellence.

We strategically partner with franchisees who have been vetted by a thorough selection process. Through the Xponential Playbook, we provide franchisees with significant support from the outset, focused on delivering a superior experience and maximizing studio-level productivity and profitability. Franchisees also benefit from the significant investments we have made in our corporate platform, through which we leverage integrated systems and shared services. While marketing and fitness programming are specific to each brand, nearly all other franchisee support functions are integrated across brands at the corporate level, and franchisees are guided through the key pillars of successful studio operations.

We believe the relationships we maintain with franchisees drive tangible results for consumers: well-managed boutique fitness studios; access to technology capabilities; retention of highly qualified instructors; and a consistent, community-based experience across brands and geographies. We believe the extensive level of support we provide to franchisees is a key driver of system-wide operational excellence.

Asset-light franchise model and predictable revenue streams.

We believe our asset-light franchise model drives faster system-wide unit growth, compared to a similarly capitalized corporate-owned model. As a franchisor, we have multiple highly predictable revenue streams and low ongoing capital requirements. Upon the granting of access to a license, we receive a one-time, non-refundable upfront payment from franchisees for the right to open a studio in a specific territory. This is followed by a series of contractual payments once a studio is open, many of which are recurring, including royalty fees, technology fees, merchandise sales, marketing fees and instructor and management training revenues. Approximately 77% of our revenue in 2021 and 73% of our revenue in 2020 was considered recurring, and we believe this percentage will increase as franchise royalty fees are expected to account for a greater percentage of our revenue over time.

Highly attractive and predictable studio-level economics.

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low average initial franchisee investment of approximately $350,000 in 2021 and 2020. Our model is generally designed to generate, on average under normal conditions, an AUV of $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%. A studio reaches “base maturity” when it has annualized monthly revenues in the $400,000 to $600,000 AUV range. Using our model, we expect this to typically occur 6-12 months after studio opening. We believe that studios typically have opportunity to continue growing and maturing beyond that point, however.

We believe the continued growth of the franchisee system reflects the attractiveness of our unit economic model. In 2021, 252 new franchisees joined our system in North America, representing a 91% increase year-over-year. In 2020, we were able to attract 132 new franchisees in North America despite the material challenges faced by the overall fitness industry as a result of the COVID-19 pandemic. Additionally, franchisees frequently re-invest into our system, as 33% of new studios in 2021 and 36% of new studios in 2020 were opened by existing franchisees. We believe our strong studio-level economics have contributed to our growth.

Large and expanding franchisee base with visible organic growth.

Our large number of existing licenses sold represents an embedded pipeline to support the continued growth of our business. As of December 31, 2021, on a cumulative basis since inception, we had 4,424 franchise licenses sold globally, compared to 1,508 franchise licenses sold as of December 31, 2017 on an adjusted basis to reflect historical information of the brands we have acquired. Franchisees are contractually obligated to open studios in their territories after purchasing a franchise license. In the event that franchisees are unable to meet their contractual obligations, we have the ability to resell or reassign their territory license(s) to another franchisee in the system or our franchisee pipeline. Based on our experience as a franchisor, we believe that a significant majority of our licenses sold will convert into operating studios. Accordingly, we have the potential to substantially increase our studio base through our existing licenses sold, providing us with highly visible unit growth and further increasing our already significant scale within the boutique fitness industry.

Proven and experienced management team with an entrepreneurial culture.

Our strategic vision and entrepreneurial culture are driven by our highly experienced management team, led by our Chief Executive Officer and founder, Anthony Geisler. Mr. Geisler has direct experience scaling franchised fitness brands, having previously served as the Chief Executive Officer of LA Boxing, and has worked with many members of our leadership team for several years. Our Brand Presidents are key members of our leadership team and act as the driving force behind their respective brands. Collectively, our management team fosters an entrepreneurial culture and mentality that resonate with franchisees. The strength of our management team is illustrated by the growth of the business and the recent honors that we and our brands have received, with four brands (Club Pilates, Pure Barre, CycleBar and StretchLab) each being listed among Entrepreneur’s 2022 Franchise 500 rankings. Our leadership team has significant experience scaling franchised fitness brands and has created a culture designed to enable our future success.

Our Growth Strategies

We believe we are well-positioned to capitalize on multiple opportunities to drive the long-term growth of our business:

Grow our franchised studio base across all brands in North America.

We have the opportunity to meaningfully expand our franchised studio footprint in North America by leveraging our multiple brands and verticals, as well as our proven portability across regions and demographics.

We have grown our franchised studio footprint in North America from 813 open studios across 47 U.S. states, the District of Columbia and Canada as of December 31, 2017 to 1,954 open studios across 48 U.S. states, the District of Columbia and Canada as of December 31, 2021, on an adjusted basis to reflect historical information of the brands we have acquired, representing a CAGR of 25%. As of December 31, 2021, we had 1,556 franchisees and licenses for 1,806 studios contractually obligated to be opened under existing franchise agreements in North America. We sold 787 licenses in 2021 compared to 265 licenses in 2020 and 923 licenses in 2019. While we experienced delays in new studio openings in 2020 and 2021 due to the COVID-19 pandemic, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 426 studios in North America from April 2020 through December 2021. Our track-record of successful expansion demonstrates that the experience and value offered by our brands resonate with consumers across geographies, including urban and suburban markets, ages and income levels. Our small box format and multi-brand model have enabled us to scale rapidly, as franchisees have the ability to open studios from multiple brands adjacent or in close proximity to each other, creating cross-selling opportunities and providing consumers with greater optionality. As we scale, we expect to attract multi-studio franchisees to help us accelerate our pace of growth. Based on our internal and third-party analyses by Buxton Company, franchisees could have a total of approximately 6,900 studios in the United States alone, prior to the acquisition of BFT. While no formal analysis has been conducted to assess the incremental studio opportunity attributable to BFT, Buxton expects that the addition of BFT will add approximately 1,000 more independent studio opportunities to our United States whitespace provided that we and BFT continue to operate in a manner consistent with the rest of our brands. This estimate represents the number of potential studio locations in the United States that exists in 2021 based on the criteria we consider for franchise license locations, such as customer profiles, trade area analyses and brand performance. Franchisees provide the capital to open each studio location and we provide ongoing support.

Drive system-wide same store sales and grow AUV.

We believe we can help franchisees grow same store sales and AUVs by acquiring new consumers, increasing membership penetration, driving increased spend from consumers and expanding ancillary revenue streams through our franchised studios.

•
Acquiring new consumers: We expect to grow our consumer reach through a variety of targeted marketing campaigns at both the brand and franchisee levels to increase brand awareness and drive studio traffic.
•
Increasing membership penetration: We expect franchisees to convert new and occasional consumers into committed, long-term members by delivering consistent, effective workout experiences across our franchised studios. We intend to continue to utilize insights from our consumer management dashboard to refine our sales strategy and offer a variety of flexible membership options to attract consumers at different engagement levels and price points, including our existing four, eight and unlimited classes per month recurring membership options.
•
Driving increased spend from consumers: We expect to increase spend from consumers by utilizing dynamic pricing tiers across markets and brands, up-tiering memberships, cross-selling memberships across our brands, driving further digital penetration and enhancing our membership engagement. We work closely with franchisees to optimize membership offerings based on local consumer demand, demographics and other market factors in order to maximize our share of wallet.
•
Utilize XPASS to enhance consumer experience and engagement while more effectively cross-selling across our brands: We implemented XPASS in 2021, a membership option that offers our consumers access to multiple brands across the Xponential portfolio under a single monthly subscription. We believe that XPASS will enable us to continue to attract and retain consumers that are seeking greater variety in their boutique workouts and that we are able to leverage XPASS to introduce consumers to new brands and verticals within our platform. XPASS currently includes all brands other than BFT.

•
Attract and retain consumers through our digital platform: We believe there is an opportunity to further capitalize on growing consumer demand for digital and at-home fitness solutions by enhancing system-wide capabilities that complement our in-studio offerings. Our digital platform consists of a library of branded content that we make available to our consumers across our online and mobile platforms for a monthly fee. In addition to increasing engagement and retention with our existing in-studio members, our digital platform programs enable us and franchisees to reach new consumers and generate incremental revenues without increasing overhead costs. This enables our brands to deliver high-quality fitness content and maintain strong levels of member engagement, even when studios are closed. Using the experience, knowledge and data we gathered in 2021 and 2020, we are planning to further enhance our production studio, increase production talent and upgrade our content to more closely resemble the in-studio experience at home, so members can experience our brands at any time. Our digital platform offering currently includes all brands other than Rumble and BFT. Our new Xponential+ digital platform is expected to significantly enhance our member experience and further increase our brands’ reach, accessibility and subscriber engagement.
•
Expanding additional revenue streams within our franchised studios: We believe we have the opportunity to increase consumer spending at our franchised studios by expanding our offering of branded and third-party retail products across apparel and other health and wellness categories. During government-mandated studio closures due to the COVID-19 pandemic, franchisees were able to generate revenue in part through retail sales, including the sale of at-home fitness equipment such as exercise balls and weights. We expect that franchisees will be able to continue to leverage this revenue stream in the future as some consumers may continue to make at-home fitness a complementary component of their health and wellness regimens.

Expand operating margins.

We have built our franchised boutique fitness platform across verticals through a series of acquisitions, investments in our brands, corporate infrastructure and leadership team. We expect to realize improved operating leverage and increase operating margins over time as we continue to expand our franchised studio base and leverage our shared services and platform. Our business model provides us with highly predictable and recurring revenue streams, attractive margins and minimal capital requirements, resulting in the ability to invest in future growth initiatives.

Grow our brands and studio footprint internationally.

We believe there is significant opportunity for further international growth, underscored by our track-record of successful expansion across a diverse array of North American markets and our recent expansion into multiple international markets, including the 2021 acquisition of BFT.

We are focused on expanding into territories with attractive demographics, including household income, level of education and fitness participation. We have developed strong relationships and executed master franchise agreements with master franchisees to propel our international growth. These master franchise agreements obligate master franchisees to arrange the sale of licenses to franchisees in one or more countries outside North America. As of December 31, 2021, we had 176 studios open internationally across Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic and South Korea. Master franchisees were contractually obligated to sell licenses to franchisees to open an additional 956 studios in ten countries, of which master franchisees have sold 184 licenses for studios not yet opened as of December 31, 2021.

Our Brands

We have curated a portfolio of ten brands that span a variety of popular fitness and wellness verticals, including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. Collectively, our brands offer consumers specialized and personalized workout experiences that appeal to a broad range of ages, fitness levels and demographics. Under our suggested operating model, consumers may purchase recurring monthly memberships, single classes or private one-on-one training services for each brand. We have created a robust digital platform containing over 2,800 recorded workouts that can be easily accessed at-home or on-the-go. All of our brands offer workouts that can be completed both indoors and outdoors. We have also developed the XPASS, which allows consumers to participate in all of our diversified workout options while enjoying a consistent, high-quality studio experience across brands under a single monthly subscription.

Franchisees have the opportunity to purchase merchandise for sale in studios and online. To ensure consistency across the studio base, we require franchisees to order merchandise directly from us or approved vendors. Examples of merchandise include at-home fitness equipment such as light weights, exercise mats, balls and exercise bands, fitness apparel, such as leggings and t-shirts, and accessories, such as water bottles and towels. Merchandise is offered from popular athletic retailers, as well as fitness apparel and accessories featuring our brands’ logos and slogans.

Club Pilates

Club Pilates, founded in 2007, is the largest Pilates brand by number of studios and was approximately nine times larger than its next largest competitor as of December 31, 2021. The programming tracks Joseph Pilates’ original Reformer-based Contrology method and is modernized with group practice and sophisticated equipment. Club Pilates, our first acquisition in 2017, is fueled by the vision of making Pilates more accessible, approachable and welcoming to everyone. Our Club Pilates franchises offer consistent, high-quality Reformer-based Pilates workouts in an uplifting and supportive atmosphere. As of December 31, 2021, there were 693 operational studios and 1,060 licenses sold globally.

There are nine signature Club Pilates class formats, including introductory, cardio, strength training, stretching and suspension options, among others. Club Pilates offers an extensive training certification. Its 500-hour teacher training program includes instruction on Pilates, barre, Triggerpoint and TRX Suspension Trainers. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors.

Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes, as well as one-on-one classes. The typical studio is approximately 1,500 square feet and is designed to allow up to 12 people to work out together. Some studios also offer private one-on-one classes.

Pure Barre

Pure Barre, founded in 2001 and acquired in 2018, is the largest barre brand by number of studios and was approximately four times larger than its next largest competitor as of December 31, 2021. Pure Barre offers a range of effective, low-impact, full-body workouts for a broad range of ages and fitness levels designed to improve strength, muscle tone, agility, flexibility and balance. Pure Barre has cultivated a large and passionate consumer base through the combination of effective programing, an energetic in-studio experience and a supportive and community-oriented culture. As of December 31, 2021, there were 612 operational studios and 734 licenses sold globally.

There are four signature Pure Barre class formats: introductory, classic barre, interval training and resistance training. Pure Barre offers a specialized multi-tiered teacher training program, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential, which we believe enables the brand to attract and retain high quality instructors. The choreography for each class format is refreshed on a quarterly basis. Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 1,500 square feet and is designed to allow up to 26 people to work out together.

CycleBar

CycleBar, founded in 2004 and acquired in 2017, is the largest indoor cycling brand by number of studios and was approximately three times the size of its next largest competitor as of December 31, 2021. It provides a variety of low-impact, high-intensity indoor cycling workouts that are inclusive for a broad range of ages and fitness levels. CycleBar offers an immersive, multi-sensory experience in state-of-the-art “CycleTheaters,” led by specially trained instructors, enhanced with high-energy “CycleBeats” playlists and tracked using rider-specific “CycleStat” performance metrics. As of December 31, 2021, there were 249 operational studios and 516 licenses sold globally.

There are four signature CycleBar class formats, including metrics-focused classes and “unplugged” classes in which metrics are not tracked. CycleBar offers a specialized training program, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,000 square feet and is designed to allow up to 50 people to work out together.

StretchLab

StretchLab, founded in 2015 and acquired in 2017, is a leading assisted stretching brand. StretchLab was created to help people improve their health and wellness through customized flexibility services. It appeals to customers across a broad range of ages and fitness levels and is highly complementary to our broader brand portfolio. As of December 31, 2021, there were 151 operational studios and 570 licenses sold globally.

StretchLab offers one-on-one and group assisted stretching sessions. Most of StretchLab’s customers purchase one-on-one sessions. StretchLab offers an extensive training program for “Flexologist” instructors. The teacher training program includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight and unlimited group sessions per month. There is also the option to purchase single group sessions. One-on-one assisted stretching sessions can be purchased in recurring packages of four or eight classes per month, as well as in single one-on-one sessions. Our studio is designed to be between 1,000 and 1,500 square feet and is equipped with approximately ten stretch benches.

Row House

Row House, founded in 2014 and acquired in 2017, was the largest franchised indoor rowing brand by number of studios as of December 31, 2021. Row House’s class offerings incorporate personalized performance metrics, resistance training, rowing and stretching exercises to build aerobic endurance and muscular strength. The low-impact nature of rowing workouts makes Row House accessible to a broad range of consumers. Row House’s programming fosters a group fitness environment that encourages comradery and a strong sense of community, with all participants rowing in-sync. As of December 31, 2021, there were 91 operational studios and 320 licenses sold globally.

There are six signature Row House class formats: introductory, interval-based, strength training, stretching and two endurance-based. Row House offers a specialized training program for Authorized Rowing Coaches, known as “RH University,” which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single classes. The typical studio is approximately 2,000 square feet and designed to allow up to 25 people to work out together.

YogaSix

YogaSix, founded in 2011 and acquired in 2018, was the largest franchised yoga brand by number of studios as of December 31, 2021. Classes at YogaSix eliminate the intimidation factor that many people feel when trying yoga for the first time, offering a fresh perspective on one of the world’s oldest fitness practices. With modern-day yoga instruction, our diverse yoga and fitness programming includes movement and intensity to help customers achieve their fitness goals. As of December 31, 2021, there were 131 operational studios and 529 licenses sold globally.

There are six signature YogaSix class formats: introductory, slow flow, stretching, hot yoga, cardio and strength training. YogaSix offers an extensive accredited teacher training program for Registered Yoga Trainers. The 200-hour program includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase recurring monthly memberships in packages of four, eight or unlimited monthly classes. There is also the option to purchase single classes. The typical studio is approximately 2,000 square feet and is designed to allow up to 40 people to work out together.

Rumble

Rumble, founded in 2016 and acquired by us in 2021, is a boxing-based brand offering a high energy cardio workout split between boxing drills and resistance training. The Rumble experience is built around the motto that “how you fight is how you live,” pushing consumers to develop their courage, determination, focus and stamina. Rumble studios promote inclusive and positive community vibes, welcoming consumers of all fitness levels to Rumble together. The experience is a 45-minute, 10-round, full-body cardio and strength workout crafted around specially designed water-filled, teardrop-style boxing bags. In 2021, Rumble launched Rumble TV, a live and on-demand workout platform, to bring the Rumble experience home with an extensive collection of boxing, HIIT, strength and running workouts. As of December 31, 2021, there were 14 operational studios and 201 licenses sold globally.

There are two studio formats, signature and boutique, which are balanced between the skills and drills of boxing and the transformative power of resistance training. Under our suggested operating model for the signature format, customers may purchase class packages ranging from 1 to 30 classes or monthly memberships for 12, 16 and 20 classes. There is also the option to purchase single walk-in classes. Under our suggested operating model for the boutique format, customers may purchase monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single classes. The studios following the signature format are designed to be around 3,500 to 4,500 square feet to allow about 60 people to work out together, while studios following the boutique format are designed to be around 2,500 square feet to allow about 48 people to work out together.

AKT

AKT, founded in 2013 and acquired in 2018, is a full-body workout that combines cardio dance intervals with strength and toning that are effective and accessible for all fitness levels. Designed by celebrity trainer Anna Kaiser, AKT is fueled by positivity and a belief that movement has a powerful, lasting impact. With a high-energy atmosphere and lively music, workouts are designed to push customers to sweat, dance and burn calories. As of December 31, 2021, there were 28 operational studios and 112 licenses sold globally.

There are four signature AKT class formats: dance-based, cardio and strength circuits, strength training intervals and toning. AKT offers a specialized training program for Authorized AKT Instructors, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight and unlimited monthly classes. There is also the option to purchase single classes. The typical studio is approximately 2,000 square feet and is designed to allow approximately 25 people to work out together.

Stride

Stride, founded in 2017 and acquired in 2018, is a treadmill-based cardio and strength workout established to demonstrate to consumers across a broad range of ages and fitness levels that they can enjoy running. Stride offers engaging programming led by dynamic authorized trainers, with state-of-the-art equipment and energizing music. As of December 31, 2021, there were 10 operational studios and 88 licenses sold globally.

The supportive and inclusive environment at Stride fosters a strong sense of community that continues outside of the studio. Stride customers participate in running groups alongside Stride instructors for organized road races and other athletic events. These events deepen customers’ connection and loyalty to the Stride brand.

There are three signature Stride class formats: interval, endurance-based and strength training. Under our suggested operating model, customers may purchase monthly memberships for four, eight and unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is designed to be at least 2,000 square feet and is designed to allow 25 people to work out together.

BFT

BFT, founded in 2017 and acquired by us in 2021, offers community-based 50-minute functional, high-energy strength, cardio and conditioning-based classes across multiple workout programs, each designed to achieve the unique health goals of its members. Training sessions are overseen by highly qualified coaches in a dynamic group environment. As of December 31, 2021, there were two operational studios in North America. As of December 31, 2021, there were 151 operational studios and 294 licenses sold globally.

There are thirteen signature BFT class formats, consisting of cardio, high intensity interval training and strength, that are programmed in specific layouts to progress members through a strength training program. BFT offers a specialized training program for BFT coaches, which includes online training, classroom and on-the-job training. Under our suggested operating model, customers may purchase monthly memberships for four, eight and unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,500 square feet and is designed to allow 36 people to work out together.

Our Franchise Model

Franchising Strategy

We rely on our franchising strategy to grow our brands’ global footprint in a capital efficient manner. Our franchise model leverages the local market expertise of highly motivated owners, our proven Xponential Playbook and our corporate platform. The model has enabled us to scale our system-wide studio footprint at a CAGR of 27% from 2017 to 2021.

As of December 31, 2021, we had sold a total of 4,062 franchise licenses on a cumulative basis since inception in North America, with approximately 18% of licenses owned by single-unit franchisees and approximately 82% of licenses owned by multi-unit franchisees. As of December 31, 2021, 56% of franchisees owned more than one studio and about 95% of franchisees owned a single brand of studios. The largest franchisee in North America owned 46 licenses, representing approximately 1.1% of our total franchise licenses sold in North America as of December 31, 2021.

When considering potential franchisees, we evaluate their prior experience in relationship-oriented businesses, level of hands-on involvement in their communities, financial history and available capital and financing.

Franchisee Selection Process

We created a disciplined and highly effective franchisee development program for our portfolio of brands and franchisees. The franchisee network in North America has grown rapidly from 835 franchisees as of December 31, 2017 to 1,556 franchisees as of December 31, 2021, representing a CAGR of 17%.

When evaluating new potential franchisees in North America, we typically look for the following characteristics:

•
financially qualified individuals;
•
relationship-oriented business background;
•
motivated leaders who are driven by success;
•
passion to help people meet their health and fitness goals; and
•
willingness to implement our model and strategies.

The potential franchisees must also meet the following eligibility criteria:

•
minimum liquidity of $100,000;
•
minimum net worth of $350,000 (Club Pilates and StretchLab) or $500,000 (Pure Barre, CycleBar, Row House, YogaSix, AKT, Rumble, BFT and Stride); and
•
financial means to invest between $175,000 to $550,000 to build out their studio, depending on the brand.

We divide the franchisee selection process into five distinct stages:

•
Inquiry stage: Potential new franchisees complete and submit a confidential questionnaire form to our franchise development team for consideration.
•
Preliminary screening stage: Our franchise development team conducts a call with potential franchisees to determine their level of financial, cultural and geographical fit.
•
Introduction stage: If preliminarily approved, potential franchisees schedule a call with our brand managers to discuss next steps and take part in a number of foundation calls to learn more about the brand.
•
Approval stage: Following validation calls and potential franchisees’ personal due diligence, potential franchisees are invited to a discovery day at our headquarters in Irvine, California to meet with the corporate team as a final step in the approval process.
•
Contract sold stage: Following the completion of the above steps and once internally approved, potential franchisees sign a franchise agreement.

Franchise Agreements

For each of our brands’ franchised studios, we enter into a franchise agreement covering standard terms and conditions. Under our franchise agreement, we grant franchisees the right to access our brands in an exclusive area or territory after taking into account population density and demographics based on our internal and third-party analyses. The proposed location must be approved by us, and each franchisee is responsible for the selection, acquisition and development of the site from which to build the studio. Our franchise agreement requires that the franchisee operates within its designated market areas.

Our franchise agreements have an initial ten-year term. We can terminate the franchise agreement if a franchisee is in default thereunder, has failed to meet our minimum monthly gross revenue quotas or has failed to select a site for the studio that meets our approval within an indicated time period. From inception to December 31, 2021, of our licenses sold, 302 had been terminated in North America and two had been terminated internationally. We expect franchisees to meet and maintain minimum monthly gross revenue quotas by the first and second anniversary of their studio opening. Failure to meet these quotas for 36 consecutive months at any time during the term of the franchise agreement can result in the institution of a mandatory corrective training program or termination of the franchise agreement. We require franchisees to open their studio for regular, continuous business within a specified timeline. Within six months of the expiration of the initial ten-year term, franchisees have the opportunity to renew for one or two additional five-year terms, subject to the terms and conditions prevailing at the time of renewal.

Our franchise agreements require franchisees to comply with our standard operating methods that govern the provision of services, use of vendors and sale of merchandise. These provisions require that franchisees purchase equipment only from an approved list of vendors, and may generally provide products, classes and services only from us or an approved list of suppliers. We reserve the right to charge a penalty fee for each day that a franchisee offers or sells unauthorized products or services from the studio.

Our franchise agreements require franchisees to pay an initial, nonrefundable franchise fee per studio.

Beginning on the day that a studio starts generating revenue from its business operations, franchisees are required to pay us a monthly royalty fee based on gross sales.

Attractive Franchisee Return Profile

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low average initial franchisee investment of approximately $350,000 in 2021 and 2020, including all leasehold improvements and required studio furniture, fixtures and equipment. We believe that our scale and vendor relationships enable us to offer equipment and merchandise to franchisees at a significantly lower cost than if they were to acquire it on their own. By utilizing the Xponential Playbook, our model is generally designed to generate, on average, an AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%.

New Studio Development

Our small-box format studios have the flexibility to be located in a variety of retail buildings and shopping centers, and we consider locations in both high- and low-density markets. We seek out locations with (i) our target customer demographics, (ii) high visibility and accessibility and (iii) favorable traffic counts and patterns. We use internal and third-party analytic tools to access demographic data that we use to analyze potential new and existing sites and markets for franchisees. We assess population density, current tenant mix, layout and potential competition, among other factors. As a result of boutique fitness consumers’ affinity for trying multiple workout types, we have the ability to place our different brands within close proximity to each other. Our team follows a detailed approval process to review potential sites and seek to ensure that each site aligns with our strategic growth objectives and the Xponential Playbook.

We guide franchisees through the site selection, build-out and design processes during the development of their studios, ensuring that the studios conform to the physical specifications for their respective brands. Prior to opening, we offer franchisees a list of designated territories in which they may open a new studio. Each franchisee is responsible for selecting, acquiring and leasing a site, but they must obtain site approval from Xponential.

Franchise Development Team

We have a dedicated sales team to help promote and coordinate sales and resales of franchises at the corporate level. We have created a scalable and sustainable model through which we identify potential franchisees. In addition, we have a team dedicated to training and supporting franchisees in lead generation, sales conversion and customer retention support.

We also work with third-party brokers to generate sales leads for potential new franchisees.

Studios

As of December 31, 2021, franchisees operated 1,932 studios system-wide, across 48 U.S. states and the District of Columbia, as well as 22 studios in Canada, 132 studios in Australia, 13 studios in New Zealand, 13 studios in Singapore, 11 studios in Saudi Arabia, four studios in Japan, one studio in Spain, one studio in the Dominican Republic and one studio in South Korea. In 2021, franchisees opened 240 studios across North America as well as 94 studios internationally on an adjusted basis to reflect historical information of the brands we have acquired. As of December 31, 2020, franchisees operated 1,697 studios system-wide, across 48 U.S. states and the District of Columbia, as well as 17 studios in Canada, 68 studios in Australia, two studios in New Zealand, three studios in Singapore, six studios in Saudi Arabia, two studios in Japan and one studio in South Korea on an adjusted basis to reflect historical information of the brands we have acquired.

Operating company-owned studios is not a component of our business model. Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, however, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. While operating studios is not a component of our business model, we currently hold a small number of strategic transition studios as, on occasion, we take ownership of such studios for a limited time while facilitating the transfer of these studios to new or existing franchisees ("company-owned transition studios"). As of December 31, 2021, 2020 and 2019 we had 25, 40 and four company-owned transition studios, representing 1.2%, 2.2% and 0.3% of the global studio base, respectively.

The map below shows open studios by U.S. state as of December 31, 2021:

38
21
15
6
4
2
34
21
41
2
2
4
95
38
24
6
75
50
7
8
16
16
71
87
31
66
33
3
9
64
293
13
27
14
66
39
50
22
7
7
31
59
8
20
199
14
1
171
2

Note: The 25 company-owned transition studios are included in the count of total franchised studios. As we are in the process of refranchising these studios, we expect that they will be owned and operated by franchisees in the future.

Brand	Club Pilates	Pure Barre	CycleBar	Stretch Lab	Row House	YogaSix	AKT	Stride	Rumble	BFT
Number of U.S. states	43	47	40	31	25	31	14	5	4	2

We continue to drive the international expansion of our studio base. We currently have in place master franchise agreements that grant master franchisees the right to sell licenses to potential franchisees in ten countries that we have targeted for near-term expansion. As of December 31, 2021, there were 176 studios open internationally, and the master franchisees were contractually obligated to sell licenses to franchisees to open an additional 956 studios in ten countries, of which master franchisees have sold 184 licenses for studios not yet open as of December 31, 2021. As of December 31, 2021, franchisees were contractually committed to open an additional 1,806 studios in North America under existing franchise agreements.

Fitness Equipment

Our franchised studios contain state-of-the-art fitness equipment from an array of suppliers. We believe that the quality of the equipment enriches the customers’ in-studio experience and thereby enhances their brand loyalty. To ensure consistency across the studio base, we require franchisees to order equipment and supplies directly from us or approved vendors. Franchisees are required to order replacement or upgraded equipment within five to ten years depending on the manufacturers’ guidelines. Franchisees also must use our approved vendors for equipment maintenance, who provide warranties on certain equipment purchased from them. As the largest franchisor in the industry, we have significant scale that enables us to negotiate competitive pricing from our suppliers. As a result, we believe that we offer equipment at more attractive pricing than franchisees could otherwise procure on their own, lowering the build-out cost and improving unit economics.

Our Digital Offering

We believe there is an opportunity to capitalize on the growing consumer demand for digital and at-home fitness solutions by providing a digital platform that complements and enhances the attractiveness of our in-studio offerings. In addition to increasing engagement with and retention of our existing in-studio members, our digital platform enables us to reach new consumers in markets without a physical footprint and generate incremental revenue for both us and franchisees with limited incremental cost. As a result, our brands can deliver high-quality fitness content and maintain strong levels of member engagement both in the studio and at home. Our digital offering is available 24 hours a day, 7 days a week and delivers highly engaging live streamed and on-demand fitness classes from all of our brands, except Rumble and BFT. We cover the cost of production for our digital content. Currently, members receive all of our Pure Barre video content at no extra charge when they purchase an unlimited membership at a Pure Barre studio, and in that case, we provide that digital access at no charge to the relevant franchisee. Other members across our brands may purchase a digital subscription from a studio or directly from us. We receive a platform fee from franchisees for each digital subscription that is purchased from a studio.

As of December 31, 2021, our digital platform had over 55,000 users, of which over 24,000 were paid subscribers and the balance received digital subscriptions as part of an unlimited Pure Barre membership. We offer digital subscriptions on an individual brand basis, as well as an all-access package for eight of our brands. Our digital platform encompasses over 2,800 digital workouts with multiple class formats within each brand, and we expect to continue to grow that content. Our digital platform is attractive for franchisees as it allows them to upsell a better value proposition to their members. It also allows us to market local studios to standalone digital members based on their geographic location. We believe that our digital platform builds significant brand awareness and enhances cross-sell opportunities across our brands and between in-studio memberships and digital subscriptions.

Marketing

Marketing Strategy

Our marketing strategy is designed to highlight our leading brand portfolio, the compelling value proposition of our brands and the unique attributes and benefits of boutique fitness workouts. Each brand has a dedicated marketing team that is focused on building brand awareness, generating new customer leads and increasing studio traffic at the national and local level. We leverage our corporate platform and marketing expertise to develop tailored marketing strategies to capitalize on each of our brands’ potential.

Marketing Spending

National advertising. We manage a marketing fund for franchisees, with the goal of building national awareness for our brands. We focus our marketing efforts on national advertising and media partnerships, developing and maintaining creative assets to support local sales throughout the year, and building and supporting the Xponential Fitness community via digital and social media for each of our brands. Our franchise agreements require franchisees to contribute 2% of their monthly gross sales to the marketing fund of their respective brand. Our marketing funds have enabled us to spend approximately $13.0 million, $7.1 million and $8.2 million in 2021, 2020 and 2019, respectively, to increase national awareness of our brands. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

Local marketing. Our franchise agreements require franchisees to spend at least $1,500 per month on approved local marketing to support promotional sale periods throughout the year and continue to build the brand in local markets. All franchised studios are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their studios on a local level. These methods typically include media vehicles that are effective on a local level, including direct mail, outdoor (including billboards), social media and radio advertisements and local partnerships and sponsorships.

Social media. We have an engaged social media platform for each of our brands, which we believe further raises brand awareness and creates a community among our members. Each brand has a dedicated social media page run by us, and we also maintain a corporate social media page where we seek to engage personally with customers. In addition, franchisees operate social media accounts at the local level. We provide franchisees with social media consulting during the pre-opening phase in order to help them maximize their social impact. We believe that local social media pages are additive to the studio-level community and deepen our brands’ connection with consumers.

Digital. We utilize digital advertising at the corporate level to drive awareness for our digital platform offerings. For example, in March 2021, we launched an Apple Watch integration designed to offer an enhanced member experience across all our brands, other than BFT. The integration allows Xponential members and guests who utilize Apple Watch to view upcoming classes, check-in to a class and track real-time workout performance data. Each brand’s app will integrate directly with Apple Watch. Members at participating studios also have the option to join our “Earn Your Watch” challenge, earning back the value of their Apple Watch when they purchase their device through an Xponential brand website and complete a set number of workouts per month. We believe that our partnership with Apple Watch will further drive excitement and enthusiasm across the Xponential consumer base, while also helping to increase membership engagement and retention.

Competition

Although we offer boutique fitness experiences, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for consumers’ time and resources.

Franchisees compete with other health and fitness club industry participants, including:

•
other national and regional boutique fitness offerings, some of which are franchised and others of which are owned centrally at a corporate level;
•
other health and fitness centers, including gyms and other recreational facilities;
•
individually owned and operated boutique fitness studios;
•
personal trainers;
•
racquet, tennis and other athletic clubs;
•
at-home fitness offerings;
•
online fitness services and health and wellness apps;
•
participants in the home-use fitness equipment industry; and
•
businesses offering similar services.

The health and fitness club industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors may have greater name recognition nationally or locally or an established presence in local markets and some have corporate relationships that facilitate their acquisition of new consumers. These risks are more significant internationally, where we have a limited number of studios and brand recognition. Please also see “Business-Our Competitive Strengths.”

We also compete to sell franchises to potential franchisees who may choose to purchase franchises from other boutique fitness operators, but who may also consider purchasing franchises in other industries such as restaurants and personal care. We compete with other franchisors on the basis of the expected return on investment of franchisees and the value propositions that we offer for franchisees.

Our competition continues to increase as we expand into new markets and add studios in existing markets. See “Risk Factors—Risks Related to our Business and Industry—We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.”

Suppliers

We require franchisees to make most purchases related to the build out and operation of their studios from us or our approved vendors. This helps us ensure the timelines of build outs and the maintenance of consistent studio quality within each brand. We sell equipment purchased from third-party equipment manufacturers to franchised studios in North America. Franchisees outside North America must purchase equipment from third-party equipment manufacturers approved by us. We also have various approved suppliers of fitness accessories and apparel.

Vendors arrange for delivery of products and services either directly to our warehouse or to franchisee studios. We continually re-evaluate our supplier relationships to ensure we and franchisees obtain competitive pricing and high-quality equipment, merchandise and other items.

Employees

As of December 31, 2021, we had approximately 322 employees at our corporate headquarters, of which approximately 104 were part-time employees. We also had approximately 300 employees at our company-owned transition studios as of December 31, 2021, of which approximately 286 were part-time employees. None of our employees are represented by labor unions, and we believe we have a good relationship with our employees.

Xponential franchises are independently owned and operated businesses. As such, employees of franchisees are not employees of Xponential Fitness.

Information Technology and Systems

We recognize the value of enhancing and extending the uses of information technology (“IT”) in virtually every area of our business. Our IT strategy is aligned to support our business strategy and operating plans. We maintain an ongoing program to monitor, replace or upgrade key IT services and infrastructure.

The studios use a uniform third-party hosted studio management system for enrolling members and managing member database information including personally identifiable information and payment processing. In addition, this management system tracks and analyzes key operating metrics such as membership statistics, cancellations, cross-studio utilization, member tenure and demographics profiles.

We continue to create a more customizable and efficient experience for members through updated digital tools, including enhanced websites and mobile applications. These digital tools enable consumers to search studio locations, browse class schedules and sign up for classes. We continue to enhance the accessibility of our digital tools to increase our online presence and member engagement.

Through our third-party hosted studio management system, we provide franchisees access to an informational management system to receive informational notices, operational resources and updates, training materials and other franchisee communications.

Our back-office computer systems are comprised of a variety of technologies designed to assist the operation of our business. These include a third-party hosted accounting and financial system, a SaaS solutions system to manage franchisees’ leases and franchisee agreements, a third-party hosted payroll system, an inventory and online store management system and a customer relationship management system.

Intellectual Property

At December 31, 2021, we own approximately 71 registered trademarks and service marks in the United States and approximately 321 registered trademarks and service marks in other countries, including “Xponential,” “Pure Barre,” “StretchLab,” “Row House,” “YogaSix,” “Club Pilates,” “CycleBar,” “Rumble,” “AKT,” “Stride” and “BFT.” We believe the Xponential name, and the marks associated with our ten brands are of value and are important to our business. Accordingly, as a general policy, we pursue registration of our marks in the United States and select international jurisdictions, monitor the use of our marks in the United States and internationally and oppose any unauthorized use of our marks.

We license the use of our marks to franchisees and third-party vendors through our franchise agreements and vendor agreements. These agreements restrict third parties’ activities with respect to use of our marks. Our franchise agreements impose brand standards requirements and require franchisees to inform us of any potential infringement of our marks.

We register some of our copyrighted material and otherwise rely on common law protection of our copyrighted works. Such registered copyrighted materials are not material to our business.

We also license some intellectual property from third parties for use in our franchised studios. Such licenses, including our music licenses, are not material to our business. Franchisees also license certain intellectual property for use in their studios, including music in some cases.

Government Regulation

We and franchisees are subject to various federal, state, provincial and local laws and regulations affecting our business.

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the U.S. Federal Trade Commission (the “FTC”), that regulates the offer and sale of franchises in the United States and requires us to provide to all prospective franchisees certain mandatory disclosure in a Franchise Disclosure Document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 19 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees.

We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in at least 22 U.S. states that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. In addition, we and franchisees may also be subject to laws in other foreign countries where we or they do business.

We and franchisees are also subject to the U.S. Fair Labor Standards Act of 1938, as amended, similar state laws in certain jurisdictions, and various other laws in the United States and Canada governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and franchisees’ employees are paid at rates related to the U.S. federal or state minimum wage, and past increases in such minimum wages have increased labor costs, as would future increases.

Our and franchisees’ operations and properties are subject to extensive U.S. and Canadian federal, state, provincial and local laws and regulations, including those relating to environmental, building and zoning requirements. Our and franchisees’ development of properties depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements.

We and franchisees are responsible at the studios we operate for compliance with state laws that regulate the relationship between health clubs and their members. Nearly all states have consumer protection regulations that limit the collection of monthly membership dues prior to a studio opening, require certain disclosure of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements, govern member rights in the event of a member relocation or disability, provide specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

We and franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as New York, Massachusetts and Tennessee, have passed or considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which such memberships can auto-renew through electronic fund transfers, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by us, or franchisees are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association and the Canadian Payments Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to us or franchisees and may impose further restrictions on our or their collection, disclosure and use of individually identifiable information that are housed in one or more of our or their databases.

Available information

Our website address is www.xponential.com, and our investor relations website is located at http://investor.xponential.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, prospects, results of operations, cash flows and financial condition could suffer materially, the trading price of our Class A common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described in this section. The principal risk factors are:

Risk Factor Summary

•
Our business and results of operations were impacted by the ongoing COVID-19 pandemic.
•
Shifts in consumer behavior may materially adversely impact our business.
•
We have a limited operating history.
•
Our financial results are affected by financial results of master franchisees and franchisees.
•
We may not be able to successfully implement our growth strategy.
•
The number of new studios that actually open in the future may differ materially from the number of studio licenses sold to potential, existing and new franchisees.
•
Our success depends substantially on our ability to maintain the value and reputation of our brands.
•
Our expansion into new markets may present increased risks due to our unfamiliarity with those markets.
•
Our expansion into international markets exposes us to a number of risks.
•
We have incurred operating losses in the past and may not achieve or maintain profitability in the future.
•
If we or master franchisees fail to identify, recruit and contract with a sufficient number of qualified franchisees, our ability to open new studios could be materially adversely affected.
•
Franchisees may incur rising costs related to the construction of new studios.
•
Franchisees may not be able to identify and secure suitable sites for new studios.
•
Opening new studios in close proximity to existing studios may negatively impact existing studios’ revenue and profitability.
•
New brands or services that we launch in the future may not be as successful as we anticipate.
•
Franchisees could take actions that harm our business.
•
Franchisees may not successfully execute our suggested best practices, which could harm our business.
•
Our investments in underperforming studios may be unsuccessful.
•
Disruptions in the availability of financing for current or prospective franchisees could adversely affect our business, results of operations, cash flows and financial condition.
•
Franchisees may be unable to attract and retain customers.
•
We may not be able to anticipate and satisfy consumer preferences and shifting views of health and fitness.
•
Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
•
Our business is subject to various laws and regulations and changes in such laws and regulations.
•
We currently are, and may in the future be, subject to legal proceedings, regulatory disputes and governmental inquiries.
•
We, master franchisees and franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.
•
We rely heavily on information systems provided by a single provider.
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
•
We and franchisees are subject to risks related to Automated Clearing House (“ACH”), credit card, debit card and gift card payments we accept.
•
We depend on a limited number of suppliers for certain equipment, services and products.
•
Our intellectual property rights, including trademarks and trade names, may be infringed, misappropriated or challenged by others.
•
We may not be able to secure music licenses or to comply with the terms and conditions of such licenses, which may lead to third-party claims or lawsuits against us and/or franchisees.
•
Our quarterly results of operations and other operating metrics may fluctuate from quarter to quarter.
•
Use of social media may adversely impact our reputation or subject us to fines or other penalties.
•
We may require additional capital to support business growth and objectives.
•
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.
•
Our retail products may be unacceptable to us or franchisees’ customers.
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
•
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations.
•
We may not be able to maintain required regulatory licenses and permits.
•
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
•
The terms of our convertible preferred stock have provisions that could result in a change of control of our Board in the case of an event of default by us.
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
•
We are controlled by the pre-IPO members of XPO Holdings who continue to retain their ownership of LLC Units following the IPO (the “Continuing Pre-IPO LLC Members”).
•
We will be required to pay the TRA parties for certain tax benefits we may receive, and the amounts we may pay could be significant.
•
We are a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards and therefore not required to comply with certain corporate governance requirements.
•
Our major stockholders may pursue corporate opportunities that could present conflicts with our and our minority stockholders’ interests.

•
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
•
Failure to maintain effective internal control over financial reporting may have an adverse effect on our financial condition and stock price.
•
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
•
A sale of a significant portion of our total outstanding shares could cause the market price of our Class A common stock to drop significantly.

Risks Related to Our Business and Industry

Our business and results of operations were and are expected to continue to be materially adversely impacted by the ongoing COVID-19 pandemic.

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

The extent of the impact of the COVID-19 pandemic remains highly uncertain and difficult to predict. However, the continued spread of the virus and the measures taken in response to it have disrupted our operations and adversely impacted our business, financial condition and results of operations. For example, in response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although our franchised studios have resumed operations as of December 31, 2021. We and franchisees took other actions, such as temporary rent deferrals and reduced marketing activities, as additional measures to preserve cash and liquidity during closure periods. As the COVID-19 pandemic continues to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. As a result of COVID-19, franchisees have also experienced to date, and may continue to experience, a decrease in net membership base. In addition, governments in certain jurisdictions in which we operate have imposed regulatory restrictions to mitigate further spread of COVID-19 disease, such as mask and vaccine mandates for employees and customers, and such restrictions may increase the cost of operations of our franchisees. The COVID-19 pandemic and these responses have adversely affected and will continue to adversely affect our and franchisees’ sales.

The COVID-19 pandemic has significantly impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees and other fees and commissions generated from activities associated with franchisees and equipment sales to franchisees. These revenue streams were affected by the decline in system-wide sales as almost all studios were temporarily closed intermittently beginning in mid-March and throughout 2020 and early 2021, and new studio openings were delayed. We are rely significantly on the performance of franchisees in successfully operating their studios and paying royalties to us on a timely basis. Disruptions in franchisees’ operations for a significant amount of time due to studio closures or the COVID-19 pandemic-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, have adversely impacted and will likely continue to adversely impact royalty payments from franchisees, or result in our providing payment relief or other forms of support to franchisees, and may materially adversely affect our business, results of operations, cash flows and financial condition.

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

Moreover, even after social distancing, stay-at-home and other governmental orders and advisories are lifted or relaxed, consumer demand may remain weak and consumer behavior may shift, including as a result of consumers’ hesitancy to return to in-person studios. A recession, depression or other adverse economic impact resulting from the COVID-19 pandemic could dampen consumer spending generally and demand for fitness classes or boutique fitness specifically. In addition, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. If a COVID-19 outbreak were to occur in any of the in-person studios, our brand’s reputation may be harmed and consumer demand for indoor classes may decrease further. Decreased consumer demand for any of these reasons would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and we cannot predict when or if our brands will return to the pre-COVID-19 pandemic active membership and demand levels.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19, such as the Omicron variant; the continued and renewed imposition of protective public safety measures; the disruption to global supply chain; rising inflation rates, the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, as well as our overall business, results of operations, cash flows and financial condition.

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

As a result of the COVID-19 pandemic, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. Moreover, consumers have been adopting in-home fitness solutions, a trend which accelerated during the COVID-19 pandemic. This trend may reduce the number of times consumers participate in in-person fitness classes in studios. Decreased consumer demand due to a general shift in consumer behavior would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and if future variants continue to emerge and governments continue to impose restrictions on economic activities, we may not be able to maintain our current active membership and demand levels.

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

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2020, we had 1,038 franchisees operating 1,714 open studios in North America and five master franchisees with 82 studios operating internationally on an adjusted basis (which includes historical studio counts for Rumble and BFT, which we acquired in March 2021 and October 2021, respectively). As of December 31, 2021, we had 1,556 franchisees operating 1,954 open studios in North America and nine master franchisees with 176 studios operating internationally. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations for a significant amount of time due to the COVID-19 pandemic-related social distancing, or other movement restricting policies put in place in an effort to slow the spread of COVID-19, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. For example, our revenue was negatively affected by the decline in system-wide sales as a majority of our and franchisees’ studios were closed during mid-March and throughout 2020, and new studio openings were delayed, as a result of the COVID-19 pandemic. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

The majority of new franchisees’ studio development is funded by franchisee investment and, therefore, our growth strategy is dependent on the ability of franchisees or prospective franchisees to access funds to finance such development. If franchisees (or prospective franchisees) are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new studios, and our future growth could be adversely affected. We recently implemented a new lending program pursuant to which we may offer short term financing to franchisees from time to time up to an aggregate amount of $5.0 million. However, such lending program may not provide sufficient funding for some of the franchisees to obtain the necessary capital to develop a studio. In addition, if we offer financing and franchisees are unable to repay the amounts borrowed, our business, results of operations, cash flows and financial condition could be adversely affected.

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of December 31, 2021, we had 1,806 studios in North America contractually obligated to be opened under existing franchise agreements and 956 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened, on an adjusted basis to reflect historical information of brands we have acquired. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From inception to December 31, 2021, 302 licenses had been terminated in North America and two had been terminated internationally. We expect that this percentage may increase over time. Of the franchisees that opened their first studio in 2019 on average it took approximately 12.2 months from signing the franchise agreement to open a studio. The length of time increased during 2020 and 2021 due to COVID-related opening restrictions. However, the historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

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

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic and South Korea, entered into international expansion agreements in Austria and Germany and plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. With the recent acquisition of BFT, we have achieved a greater international presence, which may also increase our risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

•
impact of the COVID-19 pandemic, including social distancing and other regulatory restrictions imposed due to the COVID-19 pandemic;
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
•
difficulty in collecting royalties;
•
difficulties and interruptions in communications and coordination with international franchisees;
•
global supply chain disruption and constraints;
•
political and economic instability; and
•
other external factors, including actual or perceived threats to public health.

We have incurred operating losses in the past, may incur operating losses in the future and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our formation in 2017, including a net loss of $51.4 million, $13.6 million and $37.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and may continue to incur net losses for the foreseeable future. As a result, we had a total accumulated deficit of $643.8 million, including adjustments related to non-controlling interests, and $107.5 million as of December 31, 2021 and December 31, 2020, respectively. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.

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

Franchisees’ studios require significant upfront and ongoing investment, including periodic remodeling and equipment replacement. Further, studio operating costs have increased in connection with franchisees’ responses to the COVID-19 pandemic, including implementing required and recommended measures designed to mitigate the spread of COVID-19, supply chain disruptions and rising inflation rates. If franchisees’ costs are greater than expected, franchisees may need to outperform their operational plans to achieve their targeted returns. In addition, increased costs may result in lower profits to franchisees, which may cause them to cease operations or make it harder for us to attract new franchisees, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

Franchisees currently operate studios in 48 U.S. states and the District of Columbia, Canada, Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic and South Korea, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

New brands or services that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We acquired StretchLab in November 2017, Row House in December 2017, AKT in March 2018, YogaSix in July 2018, Stride in December 2018, Rumble in March 2021 and BFT in October 2021. We launched our digital platform offerings in 2019 and XPASS in 2021. We may launch additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful. If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business does depend in large part on our ability to maintain contractual relationships with franchisees in profitable studios. A typical franchise agreement has a ten-year term. No franchisee accounted for more than 5% of our total revenue. If we fail to maintain or renew our contractual relationships with these significant franchisees on acceptable terms, or if one or more of these significant franchisees were to become unable or otherwise unwilling to pay amounts due to us, our business, results of operations, cash flows and financial condition could be materially adversely affected.

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

From time to time, we take ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. As a result of the COVID-19 pandemic, we took ownership of a larger number of studios in 2020 than we have taken in previous years. As of December 31, 2021, we had ownership of 25 such studios, compared to 40 studios and four studios as of December 31, 2020 and December 31, 2019, respectively. There is no guarantee that we will be successful in improving the operating results of such a studio or refranchising it. If the costs of operating the studio are greater than expected, the studio is otherwise unattractive due to its location or otherwise or we are required to operate the studio for an extended period of time, our business, results of operations, cash flows and financial condition may be adversely affected. As operating company-owned studios is not a component of our business model, we are actively seeking to refranchise our company-owned studios. There can be no assurance that our refranchising efforts will be successful, and failure to do so may increase our cost of operation. In addition, our operation of studios may also have the effect of heightening many of the other risks for us described in this “Risk Factors” section that are related to the franchisee’s operation of its studios, such as those relating to our ability to attract and retain members, health and safety risks to our members, loss of key employees and changes in consumer preferences.

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

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the FTC, which regulates the offer and sale of franchises in the United States and its territories and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 19 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees. We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. Our failure to comply with such franchise sales laws may result in a franchisee’s right to rescind its franchise agreement and damages and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in at least 22 U.S. states that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws may result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. In addition, in certain states under certain circumstances, such as allegations of fraud, we may be temporarily prevented from offering or selling franchises until either our annual FDD filing, or any amendment to our FDD filing, is accepted by the relevant regulatory agency. Our non-compliance with franchise sales laws or franchise relationship laws could result in our liability to franchisees and regulatory authorities as described above, our inability to enforce our franchise agreements, inability to sell licenses and a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We previously notified ClubReady of a breach of contract related to our position that ClubReady had failed to meet its contractual performance obligations and initiated mediation proceedings. The initial mediation proceedings were unsuccessful and on December 2, 2021 we filed a breach of contract and related claims in California Superior Court, Orange County. On December 9, 2021, ClubReady filed a demand for arbitration with the American Arbitration Associations alleging breach of contract for unpaid application programming interface fees. If we ultimately terminate our relationship with ClubReady, we may incur substantial delays and expense in finding and integrating an alternative studio management and payment service provider into our operating systems. We believe there are alternate studio management and payment service providers that are capable of supporting our platform and franchisees, however the integration of the new system could temporarily disrupt our and franchisees’ business and the quality and reliability of such alternative service provider may not be comparable to that of ClubReady.

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

The U.S. federal government and various state and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current format, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. There are many other state-based data privacy and security laws and regulations that may impact our business, including two laws that will become effective in 2023; the Colorado Privacy Act and the Virginia Consumer Data Protection Act. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, results of operations, cash flows and financial condition. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

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
•
announcement of major corporate transaction, strategic actions or mergers and acquisitions by us or competitors;
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

As part of our business strategy, we acquired our first company in 2017, and most recently closed the BFT acquisition in October 2021, and we have made and may in the future make investments in other companies. We may be unable to find suitable acquisition candidates and to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers or investors. For example, we may not be able to realize the financial and operational benefits we anticipated with respect to the BFT acquisition that was recently completed. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, results of operations, cash flows and financial condition. In addition, we may be exposed to additional known or unknown liabilities, including legal disputes and litigation that we assumed in connection with an acquisition, and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

While we have historically transacted in U.S. dollars, we have transacted in some foreign currencies, such as the Canadian and Australian Dollar, and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Failure to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic and South Korea, entered into international expansion agreements in Austria and Germany and plan to continue to grow internationally. As we operate and expand globally, we may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other applicable anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, franchisees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition.

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

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2021, we had total indebtedness of $134.2 million.

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

As a result of concerns about the accuracy of the calculation of the London Interbank Offer Rate (“LIBOR”), a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined or its discontinuation. On July 27, 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it would phaseout LIBOR by the end of 2021. In March 2021, the FCA announced an extension of certain panels of LIBOR to continue until the end of June 2023. However, in November 2021, the FCA confirmed that it will prohibit the use of LIBOR in new contracts written after December 31, 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR.

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

The terms of the Convertible Preferred require that we pay a quarterly cash dividend of 6.5% on the outstanding Convertible Preferred or increase the liquidation preference (the “PIK Coupon”) thereof at a rate of 7.5% in lieu of cash dividends. We may not pay dividends to holders of our Class A common stock unless we have made all of the requisite dividend payments in cash to holders of our Convertible Preferred or adjust the liquidation preference through the PIK Coupon. Even if we have made such dividend payments or adjustments, dividend payments to holders of our common stock will result in anti-dilution adjustments to the conversion price of the Convertible Preferred, and should we make cash dividend payments in excess of 6.5% in any twelve-month period to holders of our common stock, the holders of the Convertible Preferred would participate ratably in that dividend. Our Credit Agreement provides that we may not pay cash dividends. However, we received a waiver from our lenders to make cash dividend payments on the Convertible Preferred, which became effective at the closing of the IPO. If we elect or are otherwise required by a subsequent lender to pay dividends on the Convertible Preferred in the form of additional shares of Convertible Preferred, the liquidation preference of the Convertible Preferred would increase over time and the holders of the Convertible Preferred would have an increasing voting and economic interest in us, thereby diluting holders of our Class A common stock. The Convertible Preferred also contains provisions that limit our ability to sell assets, incur debt and repurchase our common stock.

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

We are a holding company and our principal asset is our direct and indirect ownership of 62% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

Our Continuing Pre-IPO LLC Members control approximately 59% of the combined voting power of our Class A and Class B common stock.

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

In connection with the Reorganization Transactions and IPO, we acquired certain favorable tax attributes from Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) in the mergers of the Blocker Companies with and into XPO Inc. (the “Mergers”), and in connection with the contribution of LLC Units by certain equity holders of XPO Holdings to XPO Inc. in exchange for shares of Class A common stock (the “IPO Contribution”), the redemption of Class A-5 Units of XPO Holdings in connection with the IPO (the “Class A-5 Unit Redemption”), and acquisitions by XPO Fitness, Inc. of LLC Units from certain Continuing Pre-IPO LLC Members in connection with the IPO. In addition, future taxable redemptions or exchanges by Continuing Pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash, and other transactions described herein are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

Upon the completion of the IPO, we entered into a tax receivable agreement (the “TRA”), pursuant to which we are generally required to pay to the Continuing Pre-IPO LLC Members, the owners of the Blocker Companies and any future party to the TRA (the “TRA parties”) in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution, the Class A-5 Unit Redemption, and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. These payment obligations are obligations of XPO Fitness, Inc. and not of XPO Holdings.

The payments we will be required to make in respect of the past and possible future transactions described above under the TRA may be substantial. The actual tax basis adjustments that may result from future taxable redemptions or exchanges of LLC Units, as well as the amount and timing of the payments we are required to make under the TRA will depend on a number of factors, including the market value of our Class A common stock at the time of any such future redemptions or exchanges, the prevailing federal tax rates applicable to us over the life of the TRA (plus the assumed combined state and local tax rate) and the amount and timing of the taxable income that we generate in the future.

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

•
a classified board of directors with staggered three-year terms;
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

Our failure to establish and maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

As a public company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort.

In connection with the audit of our consolidated financial statements, we identified certain material weaknesses in our internal control over financial reporting for the years ended December 31, 2020 and 2019. The material weaknesses that we identified related to inadequate or missing (i) anti-fraud programs and controls, (ii) controls for the review of financial information and related disclosures in our annual reports, (iii) competent accounting resources and formalized policies to timely identify and correct misstatements related to improper application of GAAP, (iv) controls over data provided by finance and operations personnel, (v) controls over account reconciliation processes that resulted in certain restatements of prior period results, (vi) account analysis and transaction level controls and (vii) general information technology controls and controls over information provided by third-party service providers. Such material weaknesses have since been remediated as of December 31, 2021. However, there can be no assurance that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner. If we fail to remediate any future material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of Class A common stock, Class B common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California, where we lease approximately 35,000 square feet of office space pursuant to a lease agreement which expires in 2032. We lease approximately 6,800 square feet for our digital platform production studio from Von Karman Production LLC, which is owned by Mr. Geisler, our Chief Executive Officer and founder, under a lease that expires in 2024. We also lease two Club Pilates training locations, one in Atlanta, Georgia and one in Irvine, California. These leases expire in October 2024 and November 2023, respectively. In addition, we also lease approximately 14,900 square feet of warehouse space in Costa Mesa, CA, which lease expires in 2025. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

We operated 25 company-owned transition studios as of December 31, 2021. While operating studios is not a component of our business model, we currently hold a small number of strategic transition studios as, on occasion, we take ownership of such studios for a limited time while facilitating the transfer of these studios to new or existing franchisees. All of the company-owned transition studios are located in leased properties with no lease term expiring within the next 12 months.

Item 3. Legal Proceedings.

The information set forth in Note 16 "Contingencies and Litigation" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “XPOF.”

Holders of Record

As of February 25, 2022, there were three holders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 25, 2022, there were 25 holders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company or former owners of businesses we acquired, and there is no public market for these shares.

Dividend Policy

We do not currently pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.”

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a controlling ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

The Company operates a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada and through master franchise agreements or international expansion in ten additional countries. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, a high-energy, low-impact indoor rowing workout; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of December 31, 2021, 1,954 studios were open, and franchisees were contractually committed to open an additional 1,806 studios in North America under existing franchise agreements. In addition, as of December 31, 2021, we had 176 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 956 new studios in ten countries, of which master franchisees have sold 184 licenses for studios not yet opened as of December 31, 2021. In the years ended December 31, 2021 and 2020, revenue outside of the United States comprised approximately 1.7% and 1.1% of total revenue, respectively. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Highlights of our platform’s recent financial results and growth include:

•
increased the number of global open studios from 818 as of December 31, 2017 to 2,130 as of December 31, 2021, representing a compound annual growth rate (“CAGR”) of 27% and increased the number of global open studios from 1,796 as of December 31, 2020 to 2,130 as of December 31, 2021;
•
increased cumulative global franchise licenses sold from 1,508 as of December 31, 2017 to 4,424 as of December 31, 2021, representing a CAGR of 31%, and increased global franchise licenses sold from 3,469 as of December 31, 2020 to 4,424 as of December 31, 2021. As of December 31, 2021, franchisees were contractually obligated to open an additional 1,806 studios in North America. In addition, as of December 31, 2021, we had 176 studios open internationally and master franchisees were contractually obligated to sell licenses to franchisees to open an additional 956 studios in ten countries, of which master franchisees have sold 184 licenses for studios not yet opened as of December 31, 2021;
•
generated system-wide sales of $710 million and $443 million in 2021 and 2020, respectively;
•
experienced an increase in same store sales of 41% for the year ended December 31, 2021 from the prior year, compared to a decline in same store sales of 34% for the year ended December 31, 2020 from the prior year, which reflects a significant rebound of studio performance from the impact of the COVID-19 pandemic;
•
generated run-rate AUV of $446 thousand and $287 thousand in 2021 and 2020, respectively;

•
acquired certain assets and rights to two additional brands in 2021;
•
completed an IPO of 10,000,000 shares of Class A common stock and sold an additional 904,000 shares upon exercise of underwriter's option to purchase additional shares; and
•
completed a private sale of Series A Convertible Preferred Stock to certain institutional investors with gross proceeds of $200 million.

All metrics above are presented on an adjusted basis to reflect historical information of the brands we acquired and therefore includes time periods during which certain of the brands were operated by our predecessors. We acquired Club Pilates and CycleBar in September 2017, StretchLab in November 2017, Row House in December 2017, AKT in March 2018, YogaSix in July 2018, Pure Barre in October 2018, Stride in December 2018, Rumble in March 2021 and BFT in October 2021.

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

The COVID-19 pandemic adversely impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees, which were affected by the decline in system-wide sales as almost all of our franchised studios were temporarily closed beginning in mid-March 2020. New studio openings were also delayed during this period. We also experienced a reduction in sales of new studio licenses and in installation of equipment in new studios. Additionally, we temporarily reduced our marketing fund fees from 2% to 1% of the sales of franchisees while studios were closed due to the COVID-19 pandemic and related government mandates as part of our COVID-19 support response.

In response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although our franchised studios have resumed operations as of December 31, 2021. As the COVID-19 pandemic continued to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic. However, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 555 studios globally from April 2020 through December 2021, including studios opened by Rumble and BFT.

Our proven operational model allowed us to provide robust support to franchisees during the COVID-19 pandemic and has led to no units permanently closed under our ownership. Even though studios were temporarily closed, franchisees maintained strong member loyalty, with many members maintaining actively paying accounts or putting their memberships “on hold.” Members who did not pay membership dues while “on hold” kept their agreements and preserved the ability to reactivate when studios reopened, mitigating high member cancellation rates. While studios were closed, we continued to generate revenue from franchise license and royalty payments as customers engaged with our digital platform services and purchased merchandise. We took significant action to support franchisees’ efforts to ensure they had access to resources that guided them on generating revenues and reducing operating costs, including a temporary reduction in marketing fund percentage collected.

The adverse effects of the COVID-19 pandemic began to decline during 2021, although, infection rates continue to fluctuate in various regions and new strains and variants of the virus, including the delta and omicron variants, remain a risk. During the second through fourth quarter of 2021 in particular, as vaccination rates have increased substantially in the United States and restrictions on indoor fitness classes in most states have either been reduced or eliminated, franchisees’ membership visits have increased. As of December 31, 2021, the membership levels and membership visits for the quarter ended December 31, 2021 were at 117% relative to the quarter ended December 31, 2019 (excludes Rumble and BFT). For the quarter ended December 31, 2021, run-rate Average Unit Volume ("AUVs") recovered to approximately 94% relative to the quarter ended December 31, 2019 (includes Rumble and BFT).

Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. We are in the process of reselling the licenses for these studios to new or existing franchisees ("company-owned transition studios") as operating studios is not a component of our business model. However, we may not be able to do so and we may choose to close some or all such studios to the extent they are not profitable for an extended period of time and could incur charges in connection therewith for asset impairment and lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. See Note 3 of Notes to Consolidated Financial Statements for additional information.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the disruption to global supply chain; rising inflation rates; the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, as well as our overall business, results of operations, cash flows and financial condition.

Rumble Acquisition

On March 24, 2021, H&W Franchise Holdings LLC (parent entity prior to the IPO) entered into a contribution agreement with Rumble Holdings LLC, Rumble Parent LLC and Rumble Fitness LLC to acquire certain rights and intellectual property of Rumble Fitness LLC (“Rumble”), to be used by H&W Franchise Holdings LLC in connection with the franchise business under the “Rumble” trade name. Pursuant to this agreement, Rumble became a direct subsidiary of Rumble Parent LLC, which is owned by Rumble Holdings LLC, and H&W Franchise Holdings LLC acquired certain rights and intellectual property of Rumble Holdings LLC, which beneficially held all of the issued and outstanding membership interests of Rumble. As consideration, H&W Franchise Holdings, LLC (i) issued Class A Units equivalent to 1,300,032 shares of XPO Inc. Class A common stock to Rumble Holdings LLC, (ii) issued Class A Units equivalent to 2,024,445 shares of XPO Inc. Class A common stock to Rumble Holdings LLC, which are subject to vesting and forfeiture as provided in the contribution agreement and (iii) assumed and discharged any liabilities arising from and after the closing date under the assigned contracts and acquired assets. H&W Franchise Holdings, LLC then contributed the Rumble assets to H&W Intermediate Holdings, LLC, which then immediately contributed the Rumble assets to XPO LLC. As a result of this transaction, Rumble became a holder of 5% or more of the equity interests of H&W Franchise Holdings LLC.

Prior to the vesting and/or forfeiture of certain equity instruments issued to Rumble Holdings LLC, the instruments will be treated as a liability on our balance sheet instead of equity and will therefore be subject to a subsequent quarterly fair value remeasurement on a mark-to-market basis as a derivative liability. As a result, fluctuations in these quarterly liability valuations will impact our financial results following the IPO in accordance with movements in our stock price, and the related valuation of the derivative liability that we will be required to make on a quarterly basis. See Note 3 of Notes to Consolidated Financial Statements for additional information.

BFT Acquisition

On October 13, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with GRPX Live Pty Ltd., an Australian corporation, and its affiliates (the “Seller”) whereby the Company acquired certain assets relating to the concept and brand known as BFT™. Assets acquired include franchise rights, brand, intellectual property and the rights to manage and license the franchise business (the “Franchise System”). The Company also assumed certain contingent liabilities associated with the purchased assets and provided certain indemnifications to the Seller. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complementary to its portfolio of franchises.

Consideration for the transaction included cash of $60.0 million AUD ($44.3 million USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the United States and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5.0 million AUD (approximately $3.7 million USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14.0 million AUD (approximately $10.3 million USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company has determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9.4 million and is recorded in accrued expenses and contingent consideration from acquisitions in the consolidated balance sheets.

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in either 2023 or 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company has agreed to indemnify the Seller. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the Seller and is seeking damages or in the alternative an account of profits. The Seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The court in Australia held a trial in December 2020, and on February 14, 2022, the court issued a decision holding that the Plaintiff’s claims of infringement were invalid and that even if they were valid, the Seller did not infringe upon these patents and trademarks. In addition, the Plaintiff has brought related claims for patent infringement against the Seller in the United States District Court for Delaware, and these actions are currently pending. See Note 3 of Notes to Consolidated Financial Statements for additional information.

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
•
International expansion. We continue to invest in increasing the number of franchisees outside of North America. We have developed strong relationships and executed committed development contracts with master franchisees to propel our international growth. We plan to continue to invest in these relationships and seek new relationships and opportunities, including through acquisitions and partnerships, in countries that we have targeted for expansion.
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

The following table sets forth our key performance indicators for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
System-wide sales	$709,657	$442,732	$560,410
Number of new studio openings globally	334	286	428
Number of studios operating globally (cumulative total as of period end)	2,130	1,796	1,510
Number of licenses sold globally (cumulative total as of period end)	4,424	3,469	3,119
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	956	686	544
AUV (LTM as of period end)	$394	$283	$449
AUV (run-rate)	$446	$287	$477
Same store sales	41%	(34%)	9%
Adjusted EBITDA*	$27,323	$9,807	$16,474

*The definition of “Adjusted EBITDA” and a detailed reconciliation of Adjusted EBITDA is set forth below under the section entitled “Non-GAAP Financial Measures”.

All metrics above, other than adjusted EBITDA, are presented on an adjusted basis to include historical information of Rumble and BFT prior to the acquisition by the Company in March and October 2021, respectively. All references to these metrics in this Form 10-K use this same basis of reporting.

System-Wide Sales

System-wide sales represent gross sales by all studios in North America. System-wide sales includes sales by franchisees that are not revenue realized by us in accordance with GAAP. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, this operating metric relates to our revenue because we receive approximately 7% and 2% of the sales by franchisees as royalty revenue and marketing fee revenue, respectively. We believe that this operating measure aids in understanding how we derive our royalty revenue and marketing fee revenue and is important in evaluating our performance. System-wide sales growth is driven by new studio openings and increases in same store sales. Management reviews system-wide sales monthly, which enables us to assess changes in our franchise revenue, overall studio performance, the health of our brands and the strength of our market position relative to competitors.

Number of New Studio Openings

The number of new studio openings reflects the number of studios opened globally during a particular reporting period. We consider a new studio to be open once the studio begins offering classes. Opening new studios is an important part of our growth strategy. New studios may not generate material revenue in the early period following an opening and their revenue may not follow historical patterns. Management reviews the number of new studio openings in order to help forecast operating results and to monitor studio opening processes.

Number of Studios Operating

In addition to the number of new studios opened during a period, we track the number of total studios operating globally at the end of a reporting period. We view this metric on a net basis to take account of any studios that may have closed during the reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we own and operate a limited number of studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to open internationally reflect the number of licenses that master franchisees were contractually obligated to sell licenses to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses sold is a useful indicator of the number of studios that have opened and that are expected to open in the future, which management reviews in order to monitor and forecast our revenue streams. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open. The length of time increased during 2020 and 2021 due to COVID-related opening restrictions. Management also reviews the number of licenses sold globally and the number of licenses contractually obligated to open internationally in order to help forecast studio growth and system-wide sales.

Average Unit Volume

LTM AUV consists of the average sales for the trailing 12 calendar months for all studios in North America that have been open for at least 13 calendar months as of the measurement date. Run-rate AUV represents quarterly AUV multiplied by four, for studios that are at least six months old at the beginning of the respective quarter. AUV is calculated by dividing sales during the applicable period for all studios being measured by the number of studios being measured. AUV growth is primarily driven by changes in same store sales and is also influenced by new studio openings. Management reviews AUV to assess studio economics.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, is helpful to investors because it provides consistency and comparability with past financial performance. In addition, our management uses non-GAAP measures to compare our performance relative to forecasts and to benchmark our performance externally against competitors. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate and present similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

We believe that the non-GAAP financial measures presented below, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation, acquisition and transaction expenses (income) (including change in contingent consideration), management fees and expenses (that was discontinued after July 2021), integration and related expenses, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic) and expense related to the remeasurement of our TRA obligation that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

We believe that adjusted EBITDA, viewed in addition to, and not in lieu of, our reported GAAP results, provides useful information to investors regarding our performance and overall results of operations because it eliminates the impact expenses that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Net loss	$(51,440)	$(13,640)	$(37,134)
Interest expense, net	23,545	21,065	15,919
Income taxes	783	369	164
Depreciation and amortization	10,172	7,651	6,386
EBITDA	(16,940)	15,445	(14,665)
Equity-based compensation	9,699	1,751	2,064
Acquisition and transaction expenses (income)	26,618	(10,990)	7,948
Management fees and expenses	462	795	557
Integration and related expenses	—	386	15,022
Litigation expenses	8,312	2,420	5,548
Employee retention credit	(2,269)	—	—
TRA remeasurement	1,441	—	—
Adjusted EBITDA	$27,323	$9,807	$16,474

Results of Operations

The following table presents our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Revenue, net:
Franchise revenue	$74,459	$48,056	$47,364
Equipment revenue	22,583	20,642	40,012
Merchandise revenue	20,140	16,648	22,215
Franchise marketing fund revenue	13,623	7,448	8,648
Other service revenue	24,274	13,798	10,891
Total revenue, net	155,079	106,592	129,130
Operating costs and expenses:
Costs of product revenue	28,550	25,727	41,432
Costs of franchise and service revenue	12,716	8,392	5,703
Selling, general and administrative expenses	94,798	60,917	80,495
Depreciation and amortization	10,172	7,651	6,386
Marketing fund expense	13,044	7,101	8,217
Acquisition and transaction expenses (income)	26,618	(10,990)	7,948
Total operating costs and expenses	185,898	98,798	150,181
Operating income (loss)	(30,819)	7,794	(21,051)
Other (income) expense:
Interest income	(1,164)	(345)	(168)
Interest expense	24,709	21,410	16,087
Gain on debt extinguishment	(3,707)	—	—
Total other expense	19,838	21,065	15,919
Loss before income taxes	(50,657)	(13,271)	(36,970)
Income taxes	783	369	164
Net loss	$(51,440)	$(13,640)	$(37,134)

The following table presents our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019 as a percentage of revenue:

	Years Ended December 31,
	2021	2020	2019
Revenue, net:
Franchise revenue	48.0%	45.1%	36.7%
Equipment revenue	14.6%	19.4%	31.0%
Merchandise revenue	13.0%	15.6%	17.2%
Franchise marketing fund revenue	8.8%	7.0%	6.7%
Other service revenue	15.6%	12.9%	8.4%
Total revenue, net	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of product revenue	18.4%	24.1%	32.1%
Costs of franchise and service revenue	8.2%	7.9%	4.4%
Selling, general and administrative expenses	61.1%	57.1%	62.3%
Depreciation and amortization	6.6%	7.2%	4.9%
Marketing fund expense	8.4%	6.7%	6.4%
Acquisition and transaction expenses (income)	17.2%	(10.3)%	6.2%
Total operating costs and expenses	119.9%	92.7%	116.3%
Operating income (loss)	(19.9)%	7.3%	(16.3)%
Other (income) expense:
Interest income	(0.8)%	(0.3)%	(0.1)%
Interest expense	15.9%	20.1%	12.5%
Gain on debt extinguishment	(2.4)%	—%	—%
Total other expense	12.7%	19.8%	12.4%
Loss before income taxes	(32.6)%	(12.5)%	(28.7)%
Income taxes	0.5%	0.3%	0.1%
Net loss	(33.2)%	(12.8)%	(28.8)%

Comparison of the years ended December 31, 2021 and December 31, 2020

The following is a discussion of our consolidated results of operations for the year ended December 31, 2021 versus the year ended December 31, 2020.

Revenue

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Franchise revenue	$74,459	$48,056	$26,403	54.9%
Equipment revenue	22,583	20,642	1,941	9.4%
Merchandise revenue	20,140	16,648	3,492	21.0%
Franchise marketing fund revenue	13,623	7,448	6,175	82.9%
Other service revenue	24,274	13,798	10,476	75.9%
Total revenue, net	$155,079	$106,592	$48,487	45.5%

Total revenue. Total revenue was $155.1 million in the year ended December 31, 2021, compared to $106.6 million in the year ended December 31, 2020, an increase of $48.5 million, or 45.5%. The increase in total revenue was primarily due to an increase in franchise revenue, franchise marketing fund revenue and other service revenue attributable to reopening of studios that were temporarily closed in 2020 due to the COVID-19 pandemic and opening of new studios in 2021.

Franchise revenue. Franchise revenue was $74.4 million in the year ended December 31, 2021, compared to $48.1 million in the year ended December 31, 2020, an increase of $26.4 million, or 54.9%. Franchise revenue consisted of franchise royalty fees of $46.3 million, training fees of $6.7 million, franchise territory fees of $14.9 million and technology fees of $6.5 million in the year ended December 31, 2021, compared to franchise royalty fees of $28.4 million, training fees of $5.8 million, franchise territory fees of $9.8 million and technology fees of $4.0 million in the year ended December 31, 2020. The increase in franchise royalty fees was primarily due to a 41% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 240 new studio openings in North America since December 31, 2020, which also contributed to the increase in franchise territory fees and technology fees, and to a lesser extent, the acquisition of Rumble and BFT during 2021.

Equipment revenue. Equipment revenue was $22.6 million in the year ended December 31, 2021, compared to $20.6 million in the year ended December 31, 2020, an increase of $1.9 million, or 9.4%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the year ended December 31, 2021, totaled 316 compared to 279 in the year ended December 31, 2020 with the average price of equipment installed decreasing in the year ended December 31, 2021 when compared to the year ended December 31, 2020. The decrease in average price is due to a brand mix, international versus North America mix and a higher proportion of equipment installed with brands with lower equipment prices.

Merchandise revenue. Merchandise revenue was $20.1 million in the year ended December 31, 2021, compared to $16.6 million in the year ended December 31, 2020, an increase of $3.5 million, or 21.0%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $13.6 million in the year ended December 31, 2021, compared to $7.4 million in the year ended December 31, 2020, an increase of $6.2 million, or 82.9%. The increase was primarily due to an increase in same store sales, 240 new studio openings in North America since December 31, 2020, and to a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2020.

Other service revenue. Other service revenue was $24.3 million in the year ended December 31, 2021, compared to $13.8 million in the year ended December 31, 2020, an increase of $10.5 million, or 75.9%. The increase was primarily due to a $5.5 million increase in revenue from company-owned transition studios and a $6.2 million increase in other preferred vendor commission and convention revenue, partially offset by a $1.2 million decrease in our digital platform revenue.

Operating Costs and Expenses

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Costs of product revenue	$28,550	$25,727	$2,823	11.0%
Costs of franchise and service revenue	12,716	8,392	4,324	51.5%
Selling, general and administrative expenses	94,798	60,917	33,881	55.6%
Depreciation and amortization	10,172	7,651	2,521	32.9%
Marketing fund expense	13,044	7,101	5,943	83.7%
Acquisition and transaction expenses (income)	26,618	(10,990)	37,608	(342.2)%
Total operating costs and expenses	$185,898	$98,798	$87,100	88.2%

Costs of product revenue. Costs of product revenue was $28.6 million in the year ended December 31, 2021, compared to $25.7 million in the year ended December 31, 2020, an increase of $2.8 million, or 11.0%, compared to an increase in related revenues of 14.6%. Costs of product revenue as a percentage of related revenue decreased to 66.8% in the year ended December 31, 2021, from 69.0% in the year ended December 31, 2020. The decrease was due to a shift in equipment revenue mix in 2021 and a higher percentage of non-branded merchandise revenue in 2021 for which the company earns a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $12.7 million in the year ended December 31, 2021, compared to $8.4 million in the year ended December 31, 2020, an increase of $4.3 million, or 51.5%. The increase was primarily due to an increase in costs related to technology fee revenue, consistent with the related revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $94.8 million in the year ended December 31, 2021, compared to $60.9 million in the year ended December 31, 2020, an increase of $33.9 million, or 55.6%. The increase was primarily attributable to an increase in salaries and wages and occupancy expenses of $7.9 million and $3.8 million, respectively, primarily related to the increase in number of company-owned transition studios; $8.0 million increase in equity-based compensation, primarily related to modification of awards in 2021 and new grants; increases in marketing and promotion expense and insurance expense of $4.7 million and $2.5 million, respectively; increases in legal costs of $4.1 million primary related to increased settlements and litigation costs; and net increases of $5.3 million in other variable expenses in 2021, partially offset by a reduction in bad debt expense of $2.4 million.

Depreciation and amortization. Depreciation and amortization expense was $10.2 million in the year ended December 31, 2021, compared to $7.7 million in the year ended December 31, 2020, an increase of $2.5 million, or 32.9%. The increase was due primarily to increase in intangible assets related to the Rumble and BFT acquisitions in March and October 2021.

Marketing fund expense. Marketing fund expense was $13.0 million in the year ended December 31, 2021, compared to $7.1 million in the year ended December 31, 2020, and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $26.6 million in the year ended December 31, 2021, compared to ($11.0) million in the year ended December 31, 2020, a change of $37.6 million, or 342.2%. These expenses (income) represent the non-cash change in contingent consideration related to business acquisitions, $1.0 million of transaction expenses in 2021 related to the acquisitions of Rumble and BFT and $25.1 million of expense in 2021 related to the change in contingent consideration related to the Rumble acquisition.

Other (Income) Expense, net

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Interest income	$(1,164)	$(345)	$(819)	237.4%
Interest expense	24,709	21,410	3,299	15.4%
Gain on debt extinguishment	(3,707)	—	(3,707)	NA
Total other expense, net	$19,838	$21,065	$(1,227)	(5.8)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in the years ended December 31, 2021 and 2020.

Interest expense. Interest expense was $24.7 million in the year ended December 31, 2021, compared to $21.4 million in the year ended December 31, 2020, an increase of $3.3 million, or 15.4%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs. The increase was due primarily to write off of $7.5 million of deferred loan costs and debt discount and $2.3 million prepayment penalty incurred in the year ended December 31, 2021, related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021, and $115.0 million pay down of debt with IPO proceeds, compared to $1.5 million of prepayment and other penalties incurred in the year ended December 31, 2020 and a write off of $1.8 million of deferred loan costs related to our credit agreement with Monroe Capital Management Advisors, LLC, which was replaced with a new credit facility in March 2020.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the year ended December 31, 2021 represents the forgiveness of principal and interest on our PPP Loan.

Income Taxes

	Years Ended December 31,		Change from Prior Year
	2021	2020	$	%
	($ in thousands)
Income taxes	$783	$369	$414	112.2%

Income taxes. Income taxes were insignificant in years ended December 31, 2021 and 2020.

Comparison of the years ended December 31, 2020 and December 31, 2019

The following is a discussion of our consolidated results of operations for the year ended December 31, 2020 versus the year ended December 31, 2019.

Revenue

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
	($ in thousands)
Franchise revenue	$48,056	$47,364	$692	1.5%
Equipment revenue	20,642	40,012	(19,370)	(48.4)%
Merchandise revenue	16,648	22,215	(5,567)	(25.1)%
Franchise marketing fund revenue	7,448	8,648	(1,200)	(13.9)%
Other service revenue	13,798	10,891	2,907	26.7%
Total revenue, net	$106,592	$129,130	$(22,538)	(17.5	)%394

Total revenue. Total revenue was $106.6 million in the year ended December 31, 2020, compared to $129.1 million in the year ended December 31, 2019, a decrease of $22.5 million, or 17.5%. The decrease in total revenue was primarily due to a decrease of $19.4 million of equipment revenue, which was due to the decrease in new studio openings caused by the COVID-19 pandemic and to a lesser extent merchandise revenue due to temporary studio closures and reduced usage during 2020 as a result of the COVID-19 pandemic.

Franchise revenue. Franchise revenue was $48.1 million in the year ended December 31, 2020, compared to $47.4 million in the year ended December 31, 2019, an increase of $0.7 million, or 1.5%. Franchise revenue consisted of franchise royalty fees of $28.5 million, training fees of $5.8 million, franchise territory fees of $9.8 million and technology fees of $4.0 million in 2020, compared to franchise royalty fees of $33.9 million, training fees of $6.6 million, franchise territory fees of $5.4 million and technology fees of $1.5 million in 2019. The decrease in franchise royalty fees was primarily due to a 34% decrease in same store sales due in large part to temporary studio closures, partially offset by 240 new studio openings in North America in 2020, which contributed to the increase in franchise territory fees and technology fees. The number of new studio openings does not reflect the number of new studios Rumble or BFT opened in 2020.

Equipment revenue. Equipment revenue was $20.6 million in the year ended December 31, 2020, compared to $40.0 million in the year ended December 31, 2019, a decrease of $19.4 million, or 48.4%. The decrease was primarily attributable to 240 new studio openings in North America in 2020, compared to 394 new studio openings in North America in 2019. The decrease in the number of new studio openings was due to the COVID-19 pandemic, including government mandated closures of in-person fitness studios. Most of the equipment revenue is recognized in the period that a new studio opens. The number of new studio openings in 2019 and 2020 do not reflect the number of new studios Rumble or BFT opened in 2019 and 2020.

Merchandise revenue. Merchandise revenue was $16.6 million in the year ended December 31, 2020, compared to $22.2 million in the year ended December 31, 2019, a decrease of $5.6 million, or 25.1%. The decrease was due primarily to temporary studio closures in 2020 due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $7.4 million in the year ended December 31, 2020, compared to $8.6 million in the year ended December 31, 2019, a decrease of $1.2 million, or 13.9%. The decrease was primarily due to a 34% decrease in same store sales, and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic and related government mandates as part of our COVID-19 support response, partially offset by 240 new studio openings in North America in 2020. The number of new studio openings does not reflect the number of new studios Rumble opened in 2020.

Other service revenue. Other service revenue was $13.8 million in the year ended December 31, 2020, compared to $10.9 million in the year ended December 31, 2019, an increase of $2.9 million, or 26.7%. The increase was primarily due to a $2.2 million increase in our digital platform revenue and a $1.4 million increase in other preferred vendor commission revenue, partially offset by a $0.6 million decrease in revenue from company-owned studios.

Operating Costs and Expenses

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
	($ in thousands)
Costs of product revenue	$25,727	$41,432	$(15,705)	(37.9)%
Costs of franchise and service revenue	8,392	5,703	2,689	47.2%
Selling, general and administrative expenses	60,917	80,495	(19,578)	(24.3)%
Depreciation and amortization	7,651	6,386	1,265	19.8%
Marketing fund expense	7,101	8,217	(1,116)	(13.6)%
Acquisition and transaction expenses (income)	(10,990)	7,948	(18,938)	(238.3)%
Total operating costs and expenses	$98,798	$150,181	$(51,383)	(34.2)%

Costs of product revenue. Costs of product revenue was $25.7 million in the year ended December 31, 2020, compared to $41.4 million in the year ended December 31, 2019, a decrease of $15.7 million, or 37.9%. The decrease was consistent with the decrease in equipment and merchandise revenue in 2020.

Costs of franchise and service revenue. Costs of franchise and service revenue was $8.4 million in the year ended December 31, 2020, compared to $5.7 million in the year ended December 31, 2019, an increase of $2.7 million, or 47.2%. The increase was primarily due to an increase in amortized franchise territory sales commissions, technology fees and our digital platform costs, consistent with related revenue increases, including the $2.5 million increase in technology fees, $2.2 million increase in our digital platform revenue and a $1.4 million increase in other preferred vendor commission revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $60.9 million in the year ended December 31, 2020, compared to $80.5 million in the year ended December 31, 2019, a decrease of $19.6 million, or 24.3%. The decrease was primarily attributable a reduction in variable expenses in response to the impact of the COVID-19 pandemic on our business, including a $5.7 million decrease in variable marketing and promotion, which includes advertising and convention expenses, a $1.3 million decrease in travel expenses, and a $15.5 million decrease in studio support expense, primarily related to a decrease in costs to integrate businesses acquired in 2018, which included updating existing Pure Barre studios for consistency with our standards. These decreases were partially offset by an increase in salaries and wages and occupancy expenses of $1.1 million and $0.8 million, respectively, primarily related to studios acquired in 2020 and a $0.8 million increase in bad debt expense.

Depreciation and amortization. Depreciation and amortization expense was $7.7 million in the year ended December 31, 2020, compared to $6.4 million in the year ended December 31, 2019, an increase of $1.3 million, or 19.8%. The increase was due primarily to depreciation expense related to property and equipment placed in service during the year ended December 31, 2020, including our new digital platform and assets related to company-owned studios.

Marketing fund expense. Marketing fund expense was $7.1 million in the year ended December 31, 2020, compared to $8.2 million in the year ended December 31, 2019, a decrease of $1.1 million, or 13.6%. The decrease was consistent with the decrease in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were ($11.0) million in the year ended December 31, 2020, compared to $7.9 million in the year ended December 31, 2019, a change of $18.9 million, or 238.3%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2018 business acquisitions.

Other (Income) Expense, net

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
	($ in thousands)
Interest income	$(345)	$(168)	$(177)	105.4%
Interest expense	21,410	16,087	5,323	33.1%
Gain on debt extinguishment	—	—	—	NA
Total other expense, net	$21,065	$15,919	$5,146	32.3%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the years ended December 31, 2020 and 2019.

Interest expense. Interest expense was $21.4 million in the year ended December 31, 2020, compared to $16.1 million in the year ended December 31, 2019, an increase of $5.3 million, or 33.1%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs. The increase was due primarily to a $2.6 million increase in amortization of debt issuance costs and a $4.2 million increase in interest on long-term debt due primarily to a higher average outstanding debt balance in 2020, partially offset by a $1.5 million decrease in earn-out accretion.

Income Taxes

	Years Ended December 31,		Change from Prior Year
	2020	2019	$	%
	($ in thousands)
Income taxes	$369	$164	$205	125.0%

Income taxes. Income taxes were $0.4 million in the year ended December 31, 2020, compared to $0.2 million in the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2021, we had $19.9 million of cash and cash equivalents, excluding $1.4 million of restricted cash for marketing fund purposes.

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

Initial Public Offering

On July 23, 2021, XPO Inc. completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at a price to the public of $12.00 per share. After underwriter discounts and commissions, we received net proceeds from the IPO of approximately $111.9 million, before deduction of offering expenses. Also on July 23, 2021, we issued and sold 200,000 shares of Convertible Preferred for aggregate cash proceeds of $200 million, before deduction of offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control. The issuance of Convertible Preferred shares and Class A common stock by us and the related net proceeds were recorded in the consolidated financial statements on July 23, 2021, the closing date of the IPO.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2021, we were in compliance with these covenants.

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

Immediately following the IPO, on July 23, 2021 we executed a first amendment to the Credit Agreement, which amended the amount of the prepayment premium applicable to the prepayment of the Term Loan, and paid off $115.0 million of the principal balance of the Term Loan.

On October 8, 2021, we entered into a second amendment (the "Amendment") to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38 million (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment. Outstanding borrowings on the Term Loan and Incremental Term Loan were $133.2 million at December 31, 2021.

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

Cash Flows

The following table presents summary cash flow information for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	($ in thousands)
Net cash provided by (used in) operating activities	$14,451	$(728)
Net cash provided by (used in) investing activities	(50,635)	(4,601)
Net cash provided by (used in) financing activities	46,205	7,289
Net increase in cash, cash equivalents and restricted cash	$10,021	$1,960

Cash Flows from Operating Activities

In the year ended December 31, 2021, cash provided by operating activities was $14.5 million, compared to cash used of $0.7 million in the year ended December 31, 2020, an increase in cash provided of $15.2 million. Of the change, $9.1 million was due to a higher net loss offset by adjustments for non-cash items. Additionally, the following changes in operating assets and liabilities contributed to the increased operating cash flows:

•
increase in cash inflows relating to (1) deferred revenue of $23.0 million due to an increase in sales of additional franchises; (2) other current liabilities of $2.4 million driven by $1.4 million increase in Tax Receivable Agreement ("TRA") liability; and (3) inventory of $0.6 million, partially offset by an

•
increase in cash outflows relating to (1) accounts payable and accrued expenses of $3.0 million due to timing of payments; (2) increase in accounts receivable and prepaid expense of $10.9 million; and (3) deferred costs of $5.9 million due to an increase in sales of additional franchises.

Cash Flows from Investing Activities

In the year ended December 31, 2021, cash used in investing activities was $50.6 million, compared to $4.6 million in the year ended December 31, 2020, an increase of $46.0 million. The increase was primarily attributable to an increase in cash used to purchase BFT resulting in $44.3 million outflow, purchases of property and equipment and issuing notes receivables, partially offset by an increase in cash received from collection of notes receivable, increase in cash proceeds from sales of assets and decrease in cash used to purchase studios.

Cash Flows from Financing Activities

In the year ended December 31, 2021, cash provided by financing activities was $46.2 million, compared to $7.3 million in the year ended December 31, 2020, an increase in cash provided of $38.9 million. The increase was primarily attributable to cash received resulting from the IPO and preferred stock issuance, net of offering costs, of $308.3 million, change to distributions to member of $62.6 million, lower payments on line of credit, lower debt issuance costs and increased borrowings from long term debt of $61.5 million, partially offset by $176.7 million payments made in connection with reorganization transactions as described in Note 11 of Notes to consolidated financial statements, $143.4 million increase in payments made to decrease net borrowings on our line of credit and long-term debt, an increase in dividend payment of $9.0 million, an increase in contingent consideration payment of $8.9 million and changes to the member contributions and receipts from member of $55.5 million.

The following table presents summary cash flow information for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	($ in thousands)
Net cash provided by (used in) operating activities	$(728)	$1,548
Net cash provided by (used in) investing activities	(4,601)	(9,779)
Net cash provided by (used in) financing activities	7,289	6,361
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,960	$(1,870)

Cash Flows from Operating Activities

In 2020, cash used in operating activities was $0.7 million, compared to cash provided of $1.5 million in 2019, a decrease in cash provided of $2.2 million. Of the change, $7.2 million was due to a lower net loss adjusted for non-cash items. This amount was more than offset by the following changes in cash flows from operating assets and liabilities:

•
accounts payable, accrued expenses and other liabilities decreased $6.5 million due to timing of payments;
•
deferred revenue decreased $28.1 million due to a decrease in sales of additional franchises;
•
current assets, excluding deferred costs, increased $8.0 million due primarily to an increase in accounts receivable; and
•
deferred costs increased $17.3 million due to a decrease in sales of additional franchises.

Cash Flows from Investing Activities

In 2020, cash used in investing activities was $4.6 million, compared to $9.8 million in 2019, a decrease of $5.2 million. The decrease was primarily attributable to a decrease in cash used to purchase property and equipment and to fund notes receivable.

Cash Flows from Financing Activities

In 2020, cash provided by financing activities was $7.3 million, compared to $6.4 million in 2019, an increase of $0.9 million. The increase was primarily attributable to an increase in net borrowings on our line of credit and long-term debt of $21.0 million, member contributions in 2020 of $27.3 million, net receipts from member and affiliates of $31.0 million partially offset by distributions to member of $73.2 million in 2020 and an increase in payment of debt issuance costs of $5.0 million.

Material Cash Commitments

The table below represents our material cash commitments, including the scheduled maturities of our contractual obligations as of December 31, 2021. The table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments due during the years ending December 31,
	Total	2022	2023-2024	2025-2026	Thereafter
	($ in thousands)
Operating lease obligations (1)	$30,920	$3,713	$7,363	$6,333	$13,511
Debt, principal (2)	133,200	2,960	5,920	124,320	—
Debt, interest (3)	29,816	9,888	19,136	792	—
Contingent consideration payments (4)	10,340	3,678	6,662	—	—
Total	$204,276	$20,239	$39,081	$131,445	$13,511

(1) We lease our facilities under non-cancelable operating leases.

(2) Represents scheduled debt obligation payments on debt outstanding as of December 31, 2021.

(3) Represents scheduled interest payments.

(4) Includes current and noncurrent estimated contingent consideration liabilities at December 31, 2021, based on expected achievement dates for earn-out targets, which includes the contingent consideration relating to purchase of BFT.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Our critical accounting policies are those that materially affect our consolidated financial statements including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition

Our contracts with customers consist of franchise agreements with franchisees. We also enter into agreements to sell merchandise and equipment, training, digital platform services and membership to company-owned studios. Our revenue consists of franchise revenue, merchandise revenue and franchise marketing fund revenue which we consider recurring revenue, as well as equipment revenue and other service revenue. In addition, we earn on-demand revenue, service revenue and other revenue.

Each of our primary sources of revenue and their respective revenue policies are discussed further below.

Franchise revenue

We enter into franchise agreements for each studio. Our performance obligation under the franchise license is granting certain rights to access our intellectual property; all other services we provide under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied over the term of each franchise agreement. Those services include initial development, operational training, preopening support and access to our technology throughout the franchise term. Fees generated related to the franchise license include development fees, royalty fees, marketing fees, technology fees and transfer fees which are discussed further below. Variable fees are not estimated at contract inception, and are recognized as revenue when invoiced, which occurs monthly. We have concluded that our agreements do not contain any financing components.

Franchise development fee revenue: Our franchise agreements typically operate under ten-year terms with the option to renew for up to two additional five-year successor terms. We determined the renewal options are neither qualitatively nor quantitatively material and do not represent a material right. Initial franchise fees are non-refundable and are typically collected upon signing of the franchise agreement. Initial franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over the franchise life, which we have determined to be ten years (and five years for renewals) as we fulfill our promise to grant the franchisee the rights to access and benefit from our intellectual property and to support and maintain the intellectual property.

We may enter into an area development agreement with certain franchisees. Area development agreements are for a territory in which a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The related territory is unavailable to any other party and is no longer marketed to future franchisees by us. Depending on the number of studios purchased, under franchise agreements or area development agreements, the initial franchise fee ranges from $60,000 (single studio), to $350,000 (ten studios) and is paid to us when a franchisee signs the area development agreement. Area development fees are initially recorded as deferred revenue. The development fees are allocated to the number of studios purchased under the development agreement. The revenue is recognized on a straight-line basis over the franchise life for each studio under the development agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee.

We may enter into master franchise agreements with master franchisees, under which the master franchisee sells licenses to franchisees in one or more countries outside of North America. The master franchise agreements generally provide a ten-year period under which the master franchisee may sell licenses. The master franchise agreement term ends on the earlier of the expiration or termination of the last franchise agreement sold by the master franchisee. Initial master franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over 20 years.

Franchise royalty fee revenue: Royalty revenue represents royalties earned from each of the franchised studios in accordance with the franchise disclosure document and the franchise agreement for use of the various brands’ names, processes and procedures. The royalty rate in the franchise agreement is typically 7% of the gross sales of each location operated by each franchisee. Royalties are billed on a monthly basis. The royalties are entirely related to our performance obligation under the franchise agreement and are billed and recognized as franchisee sales occur.

Technology fees: We may provide access to third-party or other proprietary technology solutions to the franchisee for a fee. The technology solution may include various software licenses for statistical tracking, scheduling, allowing club members to record their personal workout statistics, music and technology support. We bill and recognize the technology fee as earned each month as the technology solution service is performed.

Transfer fees: Transfer fees are paid to us when one franchisee transfers a franchise agreement to a different franchisee. Transfer fees are recognized as revenue on a straight-line basis over the term of the new or assumed franchise agreement, unless the original franchise agreement for an existing studio is terminated, in which case the transfer fee is recognized immediately.

Training revenue: We provide coach training services either through direct training of the coaches who are hired by franchisees or by providing the materials and curriculum directly to the franchisees who utilize the materials to train their hired coaches. Direct training fees are recognized over time as training is provided. Training fees for materials and curriculum are recognized at the point in time of delivery of the materials.

We also offer coach training and final coach certification through online classes. Fees received by us for online class training are recognized as revenue over time for the twelve-month period that we are obligated to provide access to the online training content.

Franchise marketing fund revenue: Franchisees are required to pay marketing fees of 2% of their gross sales. The marketing fees are collected by us monthly and are to be used for the advertising, marketing, market research, product development, public relations programs and materials deemed appropriate to benefit brands. Our promise to provide the marketing services funded through the marketing fund is considered a component of our performance obligation to grant the franchise license. We bill and recognize marketing fund fees as revenue each month as gross sales occur. Marketing fund expenses are recognized as incurred, and any marketing fund expenditures in excess of marketing fund fees are reclassified as selling, general and administrative expenses in the consolidated statements of operations.

Equipment and merchandise revenue

The following revenues are generated as a result of transactions with or related to franchisees.

Equipment revenue: We also sell authorized equipment to franchisees to be used in the franchised studios. Certain franchisees may prepay for equipment, and in that circumstance, the revenue is deferred until delivery. Equipment revenue is recognized when control of the equipment is transferred to the franchisee, which is at the point in time when delivery and installation of the equipment at the studio is complete.

Merchandise revenue: We sell branded and non-branded merchandise to franchisees for retail sales to members at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, we are the principal in the transaction as we control the merchandise prior to it being delivered to the franchisee. We record branded merchandise revenue and related costs upon shipment on a gross basis. Franchisees have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were not significant for the years ended years ended December 31, 2021, 2020 and 2019.

For certain non-branded merchandise sales, we earn a commission to facilitate the transaction between the franchisee and the supplier. For such non-branded merchandise sales, we are the agent in the transaction, facilitating the transaction between the franchisee and the supplier, as we do not obtain control of the non-branded merchandise during the order fulfillment process. We record non-branded merchandise commissions revenue at the time of shipment.

Other service revenue

Service revenue: For company-owned transition studios, our distinct performance obligation is to provide the fitness classes to the member. Revenue from company-owned transition studios has been very limited as we typically only own a limited number of studios and only for a short period of time pending the resale of the licenses to a franchisee. The company-owned transition studios sell memberships by individual class and by class packages. Revenue from the sale of classes and class packages for a specified number of classes are recognized over time as the member attends and utilizes the classes. Revenues from the sale of class packages for an unlimited number of classes are recognized over time on a straight-line basis over the duration of the contract period.

Digital platform revenue: We grant subscribers access to an online platform, which contains a library of virtual classes that is continually updated, through monthly or annual subscription packages. Revenue is recognized over time on a straight-line basis over the subscription period.

Additionally, we earn commission income from certain of our franchisees’ use of certain preferred vendors other than from merchandise and equipment described above. In these arrangements, we are the agent as we are not primarily responsible for fulfilling the orders. Commissions are earned and recognized at the point in time the vendor ships the product to franchisees.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. We account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to customers, who are primarily franchisees, are recognized in revenue and the associated shipping and handling costs are recognized in cost of product sold as soon as control of the goods transfers to the customer.

Contract Costs

Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission charged by the broker is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees.

Business Combinations

We account for business combinations using the acquisition method of accounting, which results in the assets acquired and liabilities assumed being recorded at fair value.

The valuation methodologies used are based upon the nature of the asset or liability. The significant assets measured at fair value include intangible assets. The fair value of trademarks is estimated by following the relief from royalty method. The fair value of franchise agreements is based upon following the excess earnings method. The fair value of internal use software is based upon following the cost method. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved.

Amortization of definite-lived trademarks, franchise agreements and internal use software is recorded over the estimated useful lives of the assets using the straight-line method, which we believe approximates the period during which we expect to receive the related benefits.

Acquisition-Related Contingent Consideration

Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events, such as the achievement of franchise studio openings and change of control earn-outs. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statement of operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. Assuming there had been a 10% increase in the fair value of operational or change of control distribution valuations, contingent consideration would have increased by $0.1 million, $1.1 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Impairment of Long-Lived Assets, Including Goodwill and Intangible Assets

Goodwill has been assigned to our reporting units for purposes of impairment testing. Our ten reporting units are each of the brand names under which we sell franchises. We test for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. The annual impairment test is performed as of the first day of our fourth quarter. The annual goodwill test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine that a reporting unit has an indication of impairment based on the qualitative assessment, we are required to perform a quantitative assessment. We generally determine the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying value exceeds the estimate of fair value a write-down is recorded. We calculate impairment as the excess of the carrying value of goodwill over the estimated fair value.

We test for impairment of indefinite-lived trademarks annually or sooner whenever events or circumstances indicate that trademarks might be impaired. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. We determine the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, we impair the trademarks to their fair value.

We assess potential impairments to our long-lived assets, which include property and equipment and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the year ended December 31, 2021, we recorded aggregate impairments of property and equipment and amortizing intangible assets related to company-owned transition studios aggregating $0.8 million. There were no impairment charges recorded during the years ended December 31, 2020 and 2019. The estimated fair value of the respective reporting units substantially exceeds their carrying value.

Equity-Based Compensation

We have equity-based compensation plans under which we receive services from our employees as consideration for equity instruments, including profit interest units and restricted stock units ("RSUs"). The compensation expense is determined based on the fair value of the award as of the grant date. Prior to going public, we were issuing shares that were valued based on the underlying units of the parent entity. We utilized a discounted cash flow analysis, a market approach of comparable companies in our industry and a comparable acquisitions analysis. The market approach involves companies in our industry that we determine to be comparable. Comparable acquisitions analysis involves analyzing sales of controlling interests in companies that we determine are comparable. In conducting this valuation, we also took into consideration recent valuation reports of third-party valuation specialists prepared for us, as well as any significant internal and external events occurring subsequent to those reports that may have caused the value of the units to increase or decrease since the dates of those reports. Estimates used in our valuation of equity-based compensation are highly complex and subjective. Valuations and estimates of our common stock value is no longer necessary as we are a publicly traded company and at this point we rely on market price to determine the market value of our shares.

Compensation expense for time-based units is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. Compensation expense for performance-based units will be recorded when the performance targets are met.

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Xponential Fitness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xponential Fitness, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes to stockholders' equity/member's equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 4, 2022

We have served as the Company's auditor since 2019.

Xponential Fitness, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$21,320	$11,299
Accounts receivable, net (Note 9)	11,702	5,196
Inventories	6,928	6,161
Prepaid expenses and other current assets	5,271	5,480
Deferred costs, current portion	3,712	3,281
Notes receivable from franchisees, net (Note 9)	2,293	1,288
Total current assets	51,226	32,705
Property and equipment, net	12,773	13,694
Goodwill	169,073	139,680
Intangible assets, net	136,863	98,124
Deferred costs, net of current portion	42,015	35,445
Notes receivable from franchisees, net of current portion (Note 9)	3,041	2,576
Other assets	553	614
Total assets	$415,544	$322,838
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$14,905	$18,339
Accrued expenses (Note 9)	21,045	13,764
Deferred revenue, current portion	22,747	14,247
Notes payable (Note 9)	983	970
Current portion of long-term debt	2,960	5,795
Other current liabilities	3,253	1,804
Total current liabilities	65,893	54,919
Deferred revenue, net of current portion	95,691	74,361
Contingent consideration from acquisitions (Note 16)	54,881	8,399
Long-term debt, net of current portion, discount and issuance costs	127,983	176,002
Other liabilities	4,675	4,408
Total liabilities	349,123	318,089
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding as of December 31, 2021, no shares authorized, issued and outstanding as of December 31, 2020	276,890	—
Member’s/Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of December 31, 2021, no shares authorized, issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 23,898,042 shares issued and outstanding as of December 31, 2021, no shares authorized, issued and outstanding as of December 31, 2020	2	—
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 22,968,674 shares issued and outstanding as of December 31, 2021, no shares authorized, issued and outstanding as of December 31, 2020	2	—
Additional paid-in capital	—	—
Member’s contribution	—	113,697
Receivable from Member/shareholder (Note 9)	(10,600)	(1,456)
Accumulated deficit	(643,833)	(107,492)
Total stockholders'/member’s equity (deficit) attributable to Xponential Fitness, Inc.	(654,429)	4,749
Noncontrolling interests	443,960	—
Total stockholders'/member’s equity (deficit)	(210,469)	4,749
Total liabilities, redeemable convertible preferred stock and equity (deficit)	$415,544	$322,838

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue, net:
Franchise revenue	$74,459	$48,056	$47,364
Equipment revenue	22,583	20,642	40,012
Merchandise revenue	20,140	16,648	22,215
Franchise marketing fund revenue	13,623	7,448	8,648
Other service revenue	24,274	13,798	10,891
Total revenue, net	155,079	106,592	129,130
Operating costs and expenses:
Costs of product revenue	28,550	25,727	41,432
Costs of franchise and service revenue	12,716	8,392	5,703
Selling, general and administrative expenses (Note 9)	94,798	60,917	80,495
Depreciation and amortization	10,172	7,651	6,386
Marketing fund expense	13,044	7,101	8,217
Acquisition and transaction expenses (income)	26,618	(10,990)	7,948
Total operating costs and expenses	185,898	98,798	150,181
Operating income (loss)	(30,819)	7,794	(21,051)
Other (income) expense:
Interest income	(1,164)	(345)	(168)
Interest expense (Note 9)	24,709	21,410	16,087
Gain on debt extinguishment	(3,707)	—	—
Total other expense	19,838	21,065	15,919
Loss before income taxes	(50,657)	(13,271)	(36,970)
Income taxes	783	369	164
Net loss	(51,440)	(13,640)	(37,134)
Less: Net loss attributable to noncontrolling interests	(32,611)	—	—
Net loss attributable to Xponential Fitness, Inc.	$(18,829)	$(13,640)	$(37,134)

Net loss per share of Class A common stock:
Basic	$(2.85)	N/A	N/A
Diluted	$(2.85)	N/A	N/A
Weighted average shares of Class A common stock outstanding:
Basic	22,402,703	N/A	N/A
Diluted	22,402,703	N/A	N/A

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)	Redeemable noncontrolling interests
Balance at January 1, 2019	—	$—	—	$—	$—	$150,201	$(31,298)	$(56,718)	$—	$62,185	$—
Equity-based compensation	—	—	—	—	—	2,064	—	—	—	2,064	—
Payment of Member expenses	—	—	—	—	—	—	(437)	—	—	(437)	—
Net loss	—	—	—	—	—	—	—	(37,134)	—	(37,134)	—
Balance at December 31, 2019	—	—	—	—	—	152,265	(31,735)	(93,852)	—	26,678	—
Equity-based compensation	—	—	—	—	—	1,751	—	—	—	1,751	—
Member contributions	—	—	—	—	—	32,884	—	—	—	32,884	—
Distributions to Member	—	—	—	—	—	(73,203)	—	—	—	(73,203)	—
Payment received from Member, net	—	—	—	—	—	—	30,279	—	—	30,279	—
Net loss	—	—	—	—	—	—	—	(13,640)	—	(13,640)	—
Balance at December 31, 2020	—	—	—	—	—	113,697	(1,456)	(107,492)	—	4,749	—
Activity prior to Reorganization Transactions and IPO
Equity-based compensation	—	—	—	—	—	708	—	—	—	708	—
Parent contribution of Rumble assets	—	—	—	—	—	20,483	—	—	—	20,483	—
Distributions to Member	—	—	—	—	—	(10,600)	—	—	—	(10,600)	—
Payment received from Member, net	—	—	—	—	—	—	1,456	—	—	1,456	—
Net loss	—	—	—	—	—	—	—	(13,342)	—	(13,342)	—
Balance prior to Reorganization Transactions and IPO	—	—	—	—	—	124,288	—	(120,834)	—	3,454	—
Activity in connection with Reorganization Transactions and IPO
Effect of Reorganization Transactions	12,994,042	1	23,542,663	2	—	(124,288)	(10,600)	(202,374)	—	(337,259)	282,513
Issuance of Class A common stock at the IPO, net of underwriting and offering costs	10,000,000	1	—	—	104,387	—	—	—	—	104,388	—
Purchase of shares from LCAT shareholders	—	—	—	—	(104,387)	—	—	(46,598)	—	(150,985)	—
Issuance of Class A common stock for underwriters' option to purchase additional shares	904,000	—	—	—	10,116	—	—	—	—	10,116	—
Redemption of Class B shares	—	—	(750,000)	—	(9,000)	—	—	—	—	(9,000)	—
Balance post the Reorganization Transactions and IPO	23,898,042	2	22,792,663	2	1,116	—	(10,600)	(369,806)	—	(379,286)	282,513
Activity after the Reorganization Transactions and IPO but prior to the amendment of the LLC agreement
Net loss	—	—	—	—	—	—	—	(17,155)	—	(17,155)	(17,568)
Equity-based compensation	—	—	—	—	2,089	—	—	—	—	2,089	5,731
Fair value adjustment for redeemable noncontrolling interest	—	—	—	—	(2,065)	—	—	(172,385)	—	(174,450)	174,450
Removing the redeemable feature of the noncontrolling interest	—	—	—	—	—	—	—	—	445,126	445,126	(445,126)
Balance subsequent to the amendment of the LLC agreement	23,898,042	2	22,792,663	2	1,140	—	(10,600)	(559,346)	445,126	(123,676)	—

Activity subsequent to the amendment of the LLC agreement
Vesting of Class B shares	—	—	176,011	—	—	—	—	—	—	—	—
Adjustment of preferred stock to redemption value	—	—	—	—	(1,116)	—	—	(77,378)	—	(78,494)	—
Equity-based compensation	—	—	—	—	283	—	—	—	535	818	—
Payment of preferred stock dividends	—	—	—	—	(307)	—	—	(5,435)	—	(5,742)	—
Net loss	—	—	—	—	—	—	—	(1,674)	(1,701)	(3,375)	—
Balance at December 31, 2021	$23,898,042	$2	$22,968,674	$2	$—	$—	$(10,600)	$(643,833)	$443,960	$(210,469)	$—

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(51,440)	$(13,640)	$(37,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,172	7,651	6,386
Amortization and write off of debt issuance cost	5,749	3,096	526
Amortization and write off of discount on long-term debt	2,704	—	—
Change in contingent consideration from acquisitions	25,640	(10,990)	7,948
Bad debt expense	410	2,766	1,528
Equity-based compensation	9,699	1,751	2,064
Non-cash interest	583	1,321	2,823
Gain on debt extinguishment	(3,707)	—	—
Loss from disposal of assets	483	68	691
Impairment of long-lived assets	781	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,608)	2,977	(6,567)
Inventories	(768)	(1,392)	(296)
Prepaid expenses and other current assets	(4,220)	(2,904)	(1,627)
Deferred costs	(7,122)	(1,204)	(18,476)
Notes receivable	137	210	(579)
Accounts payable	(3,013)	1,709	6,527
Accrued expenses	3,596	1,914	936
Related party payable	(1)	(28)	(68)
Other current liabilities	1,449	(955)	401
Deferred revenue	30,011	7,005	35,140
Other assets	1	(196)	(50)
Other liabilities	(85)	113	1,375
Net cash provided by (used in) operating activities	14,451	(728)	1,548
Cash flows from investing activities:
Purchases of property and equipment	(3,638)	(1,880)	(7,226)
Purchase of studios	(450)	(1,150)	(532)
Proceeds from sale of assets	433	58	2,012
Purchase of intangible assets	(1,220)	(1,010)	(281)
Notes receivable issued	(2,258)	(619)	(3,002)
Notes receivable payment received	820	—	—
Acquisition of businesses	(44,322)	—	(750)
Net cash used in investing activities	(50,635)	(4,601)	(9,779)
Cash flows from financing activities:
Borrowings from line of credit	—	10,000	—
Payments on line of credit	—	(18,000)	—
Borrowings from long-term debt	255,980	188,665	12,000
Payments on long-term debt	(310,600)	(149,219)	(1,602)
Debt issuance costs	(996)	(5,158)	(205)
Proceeds from the issuance of Class A common stock, net of underwriting costs	122,016	—	—
Payments of costs related to IPO	(3,082)	—	—
Payments to purchase 750,000 LLC units/Class B Shares	(9,000)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	198,396	—	—
Payment to purchase all of the shares of LCAT from LCAT shareholders	(144,485)	—	—
Payment of H&W Cash Merger Consideration	(11,720)	—	—
Payments to acquire the Preferred Units and LLC Units	(20,493)	—	—
Exchange of LLC units for Class B shares	2	—	—
Payment of preferred stock dividend and deemed dividend	(8,992)	—	—
Payment of contingent consideration	(12,154)	(3,250)	(1,656)
Loans from related party (Note 9)	—	—	1,048
Payments on loans from related party (Note 9)	(85)	(111)	(2,532)
Member contributions	562	27,286	—
Distributions to Member	(10,600)	(73,203)	—
Receipts from (advances to) Member, net (Note 9)	1,456	30,279	(437)
Receipts from (advances to) affiliates, net (Note 9)	—	—	(255)
Net cash provided by financing activities	46,205	7,289	6,361
Increase (decrease) in cash, cash equivalents and restricted cash	10,021	1,960	(1,870)
Cash, cash equivalents and restricted cash, beginning of year	11,299	9,339	11,209
Cash, cash equivalents and restricted cash, end of year	$21,320	$11,299	$9,339

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid	$16,136	$17,035	$12,859
Income taxes paid	1,403	228	174
Noncash investing and financing activity:
Capital expenditures accrued	$595	$196	$1,211
Receivable recorded for sale of company-owned studio	—	—	200
Contingent consideration converted to Member contribution	—	5,598
Debt issuance costs added to debt principal	—	975	—
Parent contribution of Rumble assets	20,483	—	—
Original contingent consideration related to Rumble	23,100	—	—
Rumble note receivable from shareholder	10,600	—	—
Adjustment of preferred stock to redemption value	78,494	—	—
Adjustment of redeemable noncontrolling interest	174,450	—	—
Deferred offering costs reclassified into equity	4,429	—	—
Accrued deemed dividend	3,250	—	—

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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

As of December 31, 2021, the Company’s portfolio of ten brands includes: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT” and “Pure Barre,” which are dance-based concepts that provide a combination of personal training and movement based techniques; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021; and “BFT”, a high-intensity interval training concept that combines functional, high-energy strength, cardio, and conditioning-based classes, designed to achieve the unique health goals of its members, which was acquired on October 13, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 25, 40 and four company-owned transition studios as of December 31, 2021, 2020 and 2019, respectively.

In connection with the IPO, XPO Inc. entered into the following series of transactions to implement an internal reorganization (the “Reorganization Transactions”). The pre-IPO members of XPO Holdings (the “Pre-IPO LLC Members”) who retained their equity ownership in the form of limited liability company units (the “LLC Units”), immediately following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members.”

•
Because XPO Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of XPO LLC through its ownership of XPO Holdings and because it also has a substantial financial interest in XPO LLC through its ownership of XPO Holdings, it consolidates the financial results of XPO LLC and XPO Holdings, and a portion of its net income is allocated to the noncontrolling interests to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of XPO Holdings’ net income or loss.
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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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
•
XPO Inc. entered into a tax receivable agreement (“TRA”) that obligates it to make payments to the Continuing Pre-IPO LLC Members, the Blocker Shareholders and any future party to the TRA (the “TRA parties”) in the aggregate generally equal to 85% of the applicable cash savings realized as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in XPO Inc.’s allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution, the redemption of Class A-5 Units of H&W Franchise Holdings, LLC (the “Class A-5 Units”) in connection with the IPO (the “Class A-5 Unit Redemption”), and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. XPO Inc. will retain the benefit of the remaining 15% of these tax savings.
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
•
Executed a 32.88 for one split of the LLC Units. All LLC Units issued prior to the IPO are as adjusted for the split.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Immediately following the closing of the IPO, XPO LLC is the predecessor of the Company for financial reporting purposes. As the sole managing member of XPO LLC, the Company operates and controls all of the business and affairs of XPO LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of XPO LLC. The Company will consolidate XPO LLC on its consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations.

Basis of presentation – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

On October 13, 2021 and March 24, 2021, the Company acquired the rights to franchise the BFT and Rumble concepts, respectively, and has included the results of operations of BFT and Rumble in its consolidated statements of operations from the acquisition dates forward. See Note 3 for additional information.

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

Note 2 – Summary of Significant Accounting Policies

Segment information – Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one reportable and operating segment. During the years ended December 31, 2021, 2020 and 2019, the Company did not generate material international revenues and as of December 31, 2021 and 2020, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. Restricted cash was $1,427 and $999 at December 31, 2021 and 2020, respectively.

Concentration of credit risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2021 and 2020, the Company had cash, cash equivalents and restricted cash that total $12,852 and $8,832, respectively, on deposit with high-credit quality financial institutions that exceed federally insured limits. The Company has not experienced any loss as a result of these or previous similar deposits. In addition, the Company closely monitors the extension of credit to its franchisees while maintaining allowances for potential credit losses.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2021 and 2020, the allowance for doubtful accounts was $2,193 and $2,405, respectively.

Inventories – Inventories are comprised of finished goods including equipment and branded merchandise primarily held for sale to franchisees. Cost is determined using the first-in-first-out method. Management analyzes obsolete, slow-moving and excess merchandise to determine adjustments that may be required to reduce the carrying value of such inventory to the lower of cost or net realizable value. Write-down of obsolete or slow-moving and excess inventory charges are included in costs of product revenue in the consolidated statements of operations.

Deferred offering costs – Deferred offering costs, primarily consisted of legal, accounting and other fees relating to the Company’s initial public offering. As of December 31, 2020, the Company had capitalized $4,429 of deferred offering costs within prepaid expenses and other current assets in the consolidated balance sheet. Upon consummation of the IPO in July 2021, total deferred offering costs of $7,511 were reclassified to additional paid-in capital within stockholders' equity and recorded against the proceeds of the IPO.

Property and equipment, net – Property and equipment are carried at cost less accumulated depreciation. Depreciation is recognized on a straight-line method, based on the following estimated useful lives:

Furniture and equipment	5 years
Computers and software	3-5 years
Vehicles	5 years
Leasehold improvements	Lesser of useful life or lease term

The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal. Costs for repairs and maintenance are expensed as incurred. Repairs and maintenance costs for the years ended December 31, 2021, 2020 and 2019 were insignificant.

Goodwill and indefinite-lived intangible assets – Indefinite-lived intangible assets consist of goodwill and certain trademarks.

Goodwill – The Company tests for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company’s reporting units are the brand names under which it sells franchises. The annual impairment test is performed as of the first day of the Company’s fourth quarter. The annual impairment test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. The Company generally determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying value exceeds the estimate of fair value, a write-down is recorded. The Company calculates impairment as the excess of the carrying value of goodwill over the estimated fair value. Based on the test results, no impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Trademarks – The Company tests for impairment of trademarks with an indefinite life annually or sooner whenever events or circumstances indicate that trademarks might be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. The Company determines the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, the Company impairs the trademarks to their fair value. Based on the test results, no impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

Definite-lived intangible assets – Definite-lived intangible assets, consisting of franchise agreements, reacquired franchise rights, customer relationships, non-compete agreements, certain trademarks and web design and domain, are amortized using the straight-line method over the estimated remaining economic lives. Deferred video production costs are amortized on an accelerated basis. Amortization expense related to intangible assets is included in depreciation and amortization expense. The recoverability of the carrying values of all intangible assets with finite lives is evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted undiscounted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value, which is determined based on discounted future cash flows, through a charge to the consolidated statements of operations. Definite-lived intangible asset impairments of $118, $0 and $0 were recorded for the years ended December 31, 2021, 2020 and 2019, respectively, related to company-owned transition studio assets for which the carrying value was deemed not recoverable.

Revenue recognition – The Company’s contracts with customers consist of franchise agreements with franchisees. The Company also enters into agreements to sell merchandise and equipment, training, on-demand video services and membership to company-owned transition studios. The Company’s revenues primarily consist of franchise license revenues, other franchise related revenues including equipment and merchandise sales and training revenue. In addition, the Company earns on-demand revenue, service revenue and other revenue.

Each of the Company’s primary sources of revenue and their respective revenue policies are discussed further below.

Franchise revenue –

The Company enters into franchise agreements for each franchised studio. The Company’s performance obligation under the franchise license is granting certain rights to access the Company’s intellectual property; all other services the Company provides under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied over the term of each franchise agreement. Those services include initial development, operational training, preopening support and access to the Company’s technology throughout the franchise term. Fees generated related to the franchise license include development fees, royalty fees, marketing fees, technology fees and transfer fees, which are discussed further below. Variable fees are not estimated at contract inception, and are recognized as revenue when invoiced, which occurs monthly. The Company has concluded that its agreements do not contain any financing components.

Franchise development fee revenue – The Company’s franchise agreements typically operate under ten-year terms with the option to renew for up to two additional five-year successor terms. The Company determined the renewal options are neither qualitatively nor quantitatively material and do not represent a material right. Initial franchise fees are non-refundable and are typically collected upon signing of the franchise agreement. Initial franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over the franchise life, which the Company has determined to be ten years, as the Company fulfills its promise to grant the franchisee the rights to access and benefit from the Company’s intellectual property and to support and maintain the intellectual property.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The Company may enter into an area development agreement with certain franchisees. Area development agreements are for a territory in which a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The related territory is unavailable to any other party and is no longer marketed to future franchisees by the Company. Depending on the number of studios purchased under franchise agreements or area development agreements, the initial franchise fee ranges from $60 (single studio) to $350 (ten studios) and is paid to the Company when a franchisee signs the area development agreement. Area development fees are initially recorded as deferred revenue. The development fees are allocated to the number of studios purchased under the development agreement. The revenue is recognized on a straight-line basis over the franchise life for each studio under the development agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee.

The Company may enter into master franchise agreements with master franchisees, under which the master franchisee sells licenses to franchisees in one or more countries outside of North America. The master franchise agreements generally provide a ten-year period under which the master franchisee may sell licenses. The master franchise agreement term ends on the earlier of the expiration or termination of the last franchise agreement sold by the master franchisee. Initial master franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over 20 years.

Franchise royalty fee revenue – Royalty revenue represents royalties earned from each of the franchised studios in accordance with the franchise disclosure document and the franchise agreement for use of the brands’ names, processes and procedures. The royalty rate in the franchise agreement is typically 7% of the gross sales of each location operated by each franchisee. Royalties are billed on a monthly basis. The royalties are entirely related to the Company’s performance obligation under the franchise agreement and are billed and recognized as franchisee sales occur.

Technology fees – The Company may provide access to third-party or other proprietary technology solutions to the franchisees for a fee. The technology solution may include various software licenses for statistical tracking, scheduling, allowing club members to record their personal workout statistics, music and technology support. The Company bills and recognizes the technology fee as earned each month as the technology solution service is performed.

Transfer fees – Transfer fees are paid to the Company when one franchisee transfers a franchise agreement to a different franchisee. Transfer fees are recognized as revenue on a straight-line basis over the term of the new or assumed franchise agreement, unless the original franchise agreement for an existing studio is terminated, in which case the transfer fee is recognized immediately.

Training revenue – The Company provides coach training services either through direct training of the coaches who are hired by franchisees or by providing the materials and curriculum directly to the franchisees who utilize the materials to train their hired coaches. Direct training fees are recognized over time as training is provided. Training fees for materials and curriculum are recognized at the point in time of delivery of the materials.

The Company also offers coach training and final coach certification through online classes. Fees received by the Company for online class training are recognized as revenue over time for the 12-month period that the Company is obligated to provide access to the online training content.

Franchise marketing fund revenue – Franchisees are required to pay marketing fees of 2% of their gross sales. The marketing fees are collected by the Company on a monthly basis and are to be used for the advertising, marketing, market research, product development, public relations programs and materials deemed appropriate to benefit brands. The Company’s promise to provide the marketing services funded through the marketing fund is considered a component of the Company’s performance obligation to grant the franchise license. The Company bills and recognizes marketing fund fees as revenue each month as gross sales occur.

Equipment and merchandise revenue –

The following revenues are generated as a result of transactions with or related to the Company’s franchisees.

Equipment revenue – The Company sells authorized equipment to franchisees to be used in the franchised studios. Certain franchisees may prepay for equipment, and in that circumstance, the revenue is deferred until delivery. Equipment revenue is recognized when control of the equipment is transferred to the franchisee, which is at the point in time when delivery and installation of the equipment at the studio is complete.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Merchandise revenue – The Company sells branded and non-branded merchandise to franchisees for retail sales to customers at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, the Company is the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company records branded merchandise revenue and related costs upon shipment on a gross basis. Customers have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2021, 2020 and 2019.

For certain non-branded merchandise sales, the Company earns a commission to facilitate the transaction between the franchisee and the supplier. For such non-branded merchandise sales, the Company is the agent in the transaction, facilitating the transaction between the franchisee and the supplier, as the Company does not obtain control of the non-branded merchandise during the order fulfillment process. The Company records non-branded merchandise commissions revenue at the time of shipment.

Other revenue –

Service revenue – Historically, the revenue from company-owned transition studios has been very limited as the Company typically only owns a small number of studios and only for a short period of time pending the resale of the license to a franchisee. For company-owned transition studios, the Company’s distinct performance obligation is to provide the fitness classes to the customer. The company-owned studios sell memberships by individual class and by class packages. Revenue from the sale of classes and class packages for a specified number of classes are recognized over time as the customer attends and utilizes the classes. Revenues from the sale of class packages for an unlimited number of classes are recognized over time on a straight-line basis over the duration of the contract period.

On-demand revenue – The Company grants a subscriber access to an online hosted platform, which contains a library of web-based classes that is continually updated, through monthly or annual subscription packages. Revenue is recognized over time on a straight-line basis over the subscription period.

Other revenue – The Company earns commission income from certain of its franchisees’ use of certain preferred vendors. In these arrangements, the Company is the agent as it is not primarily responsible for fulfilling the orders. Commissions are earned and recognized at the point in time the vendor ships the product to franchisees.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Therefore, shipping and handling fees that are billed to franchisees are recognized in revenue and the associated shipping and handling costs are recognized in cost of product sold as soon as control of the goods transfers to the franchisee.

Credit Losses – The Company’s accounts and notes receivable are recorded at net realizable value, which includes an appropriate allowance for estimated credit losses. The estimate of credit losses is based upon historical bad debts, current receivable balances, age of receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company’s payment terms on its receivables from franchisees are generally 30 days.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable, other receivables and notes receivable allowance for credit losses:

	Accounts receivable	Other receivables	Notes receivable	Total
Balance at January 1, 2019	$137	$—	$676	$813
Bad debt expense recognized during the year	228	429	1,299	1,956
Write-off of uncollectible amounts	(140)	—	—	(140)
Balance at December 31, 2019	225	429	1,975	2,629
Bad debt expense recognized during the year	2,685	—	81	2,766
Write-off of uncollectible amounts	(505)	—	(147)	(652)
Balance at December 31, 2020	2,405	429	1,909	4,743
Bad debt expense recognized during the year	102	—	308	410
Write-off of uncollectible amounts	(314)	—	(78)	(392)
Balance at December 31, 2021	$2,193	$429	$2,139	$4,761

Shipping and handling fees – Shipping and handling fees billed to customers are recorded in merchandise and equipment revenues. The costs associated with shipping goods to customers are included in costs of product revenue in the consolidated statements of operations.

Costs of franchise and service revenue – Costs of franchise and service revenue consists of commissions related to the signing of franchise agreements, travel and personnel expenses related to the on-site training provided to the franchisees, and expenses related to the purchase of the technology packages and the related monthly fees. Costs of franchise and service revenue excludes depreciation and amortization.

Costs of product revenue – Costs of product revenue consists of cost of equipment and merchandise and related freight charges. Costs of product revenue excludes depreciation and amortization.

Advertising costs – Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expense. For the years ended December 31, 2021, 2020 and 2019, the Company had approximately $6,890, $5,409 and $6,622, respectively, of advertising costs, including amounts spent in excess of marketing fund revenue.

Selling, general and administrative expenses – The Company’s selling, general and administrative (“SG&A”) expenses primarily consist of salaries and wages, sales and marketing expenses, professional and legal fees, occupancy expenses, management fees, travel expenses and conference expenses.

Marketing fund expenses – Marketing fund expenses are recognized as incurred, and any marketing fund expenditures in excess of marketing fund revenue are reclassified as SG&A expenses in the consolidated statements of operations.

Acquisition and transaction expenses (income) – Acquisition and transaction expenses (income) include costs directly related to the acquisition of businesses, which include expenditures for advisory, legal, valuation, accounting and similar services, in addition to amounts recorded for changes in contingent consideration (see Note 16).

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Accrued expenses – Accrued expenses consisted of the following:

	December 31,
	2021	2020
Accrued compensation	$4,248	$2,351
Contingent consideration from acquisitions, current portion	3,678	3,229
Sales tax accruals	6,003	4,931
Legal accruals	2,932	—
Accrued offering costs	—	2,151
Accrued deemed dividend	3,250	—
Other accruals	934	1,102
Total accrued expenses	$21,045	$13,764

Comprehensive income – The Company does not have any components of other comprehensive income recorded within the consolidated financial statements and therefore does not separately present a consolidated statement of comprehensive income in the consolidated financial statements.

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

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of these financial instruments approximates fair value due to their short maturities, proximity of issuance to the balance sheet date or variable interest rate.

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

Redeemable noncontrolling interests – Redeemable noncontrolling interests represent the economic interests of XPO LLC held by Class B common stockholders. Income or loss is attributed to the redeemable noncontrolling interests based on the weighted average LLC interests outstanding during the period. In December 2021, the Company and the Continuing Pre-IPO LLC Members amended the LLC agreement where the redemption option in cash was removed, except to the extent the cash proceeds to be used to make the redemption in cash are immediately available and were directly raised from a secondary offering of Company's equity securities. The redeemable noncontrolling interest was adjusted to its fair value as of such date and recorded in equity as noncontrolling interest.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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

Prior to the IPO, XPO LLC had one class of membership interest which was held by the Member. Earnings per share data is not provided in the consolidated financial statements for periods prior to the IPO as XPO LLC was a single-member limited liability company with only one unit.

Income taxes – The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. The Company recognizes DTAs to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would be able to realize DTAs in the future in excess of the net recorded amount, an adjustment to the DTA valuation allowance would be made, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the years ended December 31, 2021, 2020 and 2019.

Recently adopted accounting pronouncements –

Accounting for income taxes – In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2019-02, “Income Taxes (Topic 740): Simplifying the Account for Income Taxes.” The FASB issued this update as part of its simplification initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions include the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items, the exception to the general methodology for calculating in an interim period when the year-to-date loss exceeds anticipated loss for the year, and requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.

ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020, for public business entities (“PBE”). The Company adopted ASU 2019-12 for the quarter ended September 30, 2021, its first quarter as a PBE. However, there was no cumulative effect to be recognized upon adoption.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Debt – In August 2020, the FASB issued ASU No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity’s own equity and modifies the guidance on diluted earnings per share calculations as a result of these changes. ASU 2020-06 will take effect for public entities for annual reporting periods beginning after December 15, 2021, and interim periods with those fiscal years. As permitted by the standard, the Company has elected to early adopt this standard in January of 2021 with no impact upon adoption.

Recently issued accounting pronouncements –

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company the JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period.

Accounting for leases – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This new topic, which supersedes “Leases (Topic 840),” applies to all entities that enter into a contract that is or contains a lease, with some specified scope exemptions. This new standard requires lessees to evaluate whether a lease is a finance lease using criteria similar to those a lessee uses under current accounting guidance to determine whether a lease is a capital lease. Leases that do not meet the criteria for classification as finance leases are to be classified as operating leases.

Under the new standard, for each lease classified as an operating lease, lessees are required to recognize on the balance sheet: (i) a right-of-use (“ROU”) asset representing the right to use the underlying asset for the lease term; and (ii) a lease liability for the obligation to make lease payments over the lease term.

Based on ASU No. 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842),” issued by FASB in June 2020, which defers the effective date of Leases (Topic 842) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The guidance requires a modified retrospective transition approach with application in all comparative periods presented (the “comparative method”), or alternatively, as of the effective date as the date of initial application without restating comparative period financial statements (the “effective date method”). The Company expects to adopt the new standard on January 1, 2022 and use the effective date method for the initial application. The new guidance also provides several practical expedients and policies that companies may elect upon transition. The Company plans to elect the package of practical expedients under which we will not reassess the classification of our existing leases, reevaluate whether any expired or existing contracts are or contain leases or reassess initial direct costs under the new guidance. The Company does not expect to elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company expects to elect to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight.

We also expect to elect the short-term lease recognition exemption where we will not recognize ROU assets or lease liabilities for qualifying leases. For a lease to qualify it has to have a lease term that is 12 months or less and the cannot include the options to purchase the underlying assets that the lessee is reasonably certain to exercise. We also currently expect to elect the practical expedient to not separate lease and non-lease components.

The Company performed an analysis of the impact of the new lease guidance and is in the process of completing the final phase of the implementation of the new guidance. The implementation plan includes analyzing the impact of the new guidance on current lease contracts, reviewing the completeness of its existing lease portfolio, comparing accounting policies under current accounting guidance to the new accounting guidance and identifying potential differences from applying the requirements of the new guidance to its lease contracts. Upon transition to the new guidance on January 1, 2022, the Company currently expects to recognize approximately $17,600 and $21,800 of ROU assets and operating lease liabilities, respectively.

Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the years ended December 31, 2021 and 2020, the Company entered into agreements with franchisees under which the Company repurchased six and 18 studios, respectively, to operate as company-owned transition studios. The aggregate purchase price for the acquisitions was $450 and $1,150, less $60 and $231of net deferred revenue and deferred costs resulting in total purchase consideration of $390 and $919 for the years ended December 31, 2021 and 2020, respectively. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

	December 31,
	2021	2020
Property and equipment	$196	$646
Reacquired franchise rights	194	158
Customer relationships	—	33
Goodwill	—	82
Total purchase price	$390	$919

The fair value of reacquired franchise rights was based on the excess earnings method and are considered to have an approximate five to eight-year life. The fair value of customer relationships is based on the cost approach and are considered to have an approximate one-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. The goodwill created through the purchases is attributable to the assumed future value of the cash flows from the studios acquired. The acquisitions were not material to the results of operations of the Company.

During the years ended December 31, 2021 and 2020, the Company refranchised 53 and six company-owned transition studios for aggregate proceeds of $433 and $58 and recorded a loss on disposal of the related assets of $483 and $37, respectively. The Company is actively seeking to refranchise the remaining company-owned transition studios, however expects to hold a small number of strategic transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the years ended December 31, 2021 and 2020, the Company recorded impairment charges of $781 and $0, respectively, which is a level 3 measurement and is included in selling, general and administrative expenses.

BFT

On October 13, 2021, the Company entered into an Asset Purchase Agreement (“APA”) with GRPX Live Pty Ltd., an Australian corporation, and its affiliates (the “Seller”) whereby the Company acquired certain assets relating to the concept and brand known as BFT™. Assets acquired include franchise rights, brand, intellectual property and the rights to manage and license the franchise business (the “Franchise System”). The Company also assumed certain contingent liabilities associated with the purchased assets and provided certain indemnifications to the Seller. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complementary to its portfolio of franchises.

Consideration for the transaction included cash of $60,000 AUD ($44,322 USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9,388 and is recorded in accrued expenses and contingent consideration from acquisitions in the consolidated balance sheets.

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in either 2023 or 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company has agreed to indemnify the Seller. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the Seller and is seeking damages or in the alternative an account of profits. The Seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the Plaintiff’s claims of infringement were invalid and that even if they were valid, the Seller did not infringe upon these patents and trademarks. In addition, the Plaintiff has brought related claims for patent infringement against the Seller in the United States District Court for Delaware, and these actions are currently pending. See Note 16 for additional information.

As a part of the purchase accounting, the Company has not recorded any liability for the potential cancelation fee (which was evaluated in accordance with ASC 805, Business Combinations) and potential legal indemnification liability (which was evaluated in accordance with ASC 450, Contingencies). The Company continues to evaluate additional information in relation to these matters, including information that existed as of the acquisition date.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired and the liabilities assumed to be recorded at their respective fair value as of the date of the transaction. The excess of the purchase price over the estimated fair value of the net assets and liabilities was allocated to goodwill. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management.

The allocation of the purchase price presented below was based on management's estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including income, cost and market approaches. These valuation techniques incorporate the use of expected future revenues, cash flows and growth rates as well as estimated discount rates commensurate with the risk involved. Trademark was valued using the relief from royalty method and is considered to have a 10-year life. Franchise agreements were valued using the excess earnings method and are considered to have an approximate 8.5-year life. Internal use software was valued using the cost method and is considered to have a three-year life. The goodwill of $21,210 arising from the acquisition consists largely of the synergies expected from combining the operations of the Company and BFT. The acquisition was not material to the results of operations of the Company.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

Goodwill	$21,210
Franchise agreements	24,100
Trademark	8,100
Internal use software	300
Total purchase price	$53,710

Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible.

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

The Selling Parties are engaged in the business of operating fitness studios under the “Rumble” name which offer their customers boxing-inspired group fitness classes under the “Rumble” trade name, in addition to offering at home on-demand and live workouts on Rumble TV. The Company will also offer its customers related ancillary products and services related to this concept. The transaction terms include purchasing exclusive rights to establish and operate franchises under the “Rumble” trade name and use certain related assets for the purpose of establishing a franchise system. This acquisition is expected to enhance the Company’s franchise offerings and provide a platform for future growth, which the Company believes is complementary to its portfolio of franchises.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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

In connection with the Reorganization Transactions, the Parent merged with and into XPO Holdings. As a result, the shares issued to Rumble Holdings LLC, are treated as a liability on the Company's balance sheet instead of equity and are therefore subject to a quarterly fair value remeasurement on a mark-to-market basis as a derivative liability. The contingent consideration liability recorded at the IPO date was $23,100. See Note 16 for additional information.

Goodwill and intangible assets recognized from this acquisition are not expected to be tax deductible.

During the years ended December 31, 2021, 2020 and 2019 the Company incurred $978, $0 and $0 of transaction costs directly related to the acquisitions, which is included in acquisition and transaction expenses in the consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the years ended December 31, 2021, 2020 and 2019. Other deferred revenue amounts of $11,805 and $6,852 for the years ended December 31, 2021 and 2020, respectively, are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at January 1, 2019	$35,328	$—	$35,328
Revenue recognized that was included in deferred revenue at the beginning of the year	(3,519)	—	(3,519)
Deferred revenue recorded as settlement in purchase accounting	—	—	—
Increase, excluding amounts recognized as revenue during the year	40,550	—	40,550
Balance at December 31, 2019	72,359	—	72,359
Revenue recognized that was included in deferred revenue at the beginning of the year	(7,921)	—	(7,921)
Deferred revenue recorded as settlement in purchase accounting	(1,329)	—	(1,329)
Increase, excluding amounts recognized as revenue during the year	13,262	5,385	18,647
Balance at December 31, 2020	76,371	5,385	81,756
Revenue recognized that was included in deferred revenue at the beginning of the year	(11,320)	(1,897)	(13,217)
Deferred revenue recorded as settlement in purchase accounting	(667)	—	(667)
Increase, excluding amounts recognized as revenue during the year	36,269	2,492	38,761
Balance at December 31, 2021	$100,653	$5,980	$106,633

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2021. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
2022	$7,250	$3,142	$10,392
2023	7,747	2,838	10,585
2024	9,545	—	9,545
2025	10,376	—	10,376
2026	10,488	—	10,488
Thereafter	55,247	—	55,247
	$100,653	$5,980	$106,633

The following table reflects the components of deferred revenue:

	December 31,
	2021	2020
Franchise and area development fees	$100,653	$76,371
Brand fees	5,980	5,385
Equipment and other	11,805	6,852
Total deferred revenue	118,438	88,608
Non-current portion of deferred revenue	95,691	74,361
Current portion of deferred revenue	$22,747	$14,247

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the consolidated statements of operations. At December 31, 2021 and 2020, there were approximately $3,071 and $2,553 of current deferred costs and approximately $41,941 and $35,417 in non-current deferred costs, respectively. The Company recognized approximately $6,006, $4,234 and $2,454 in franchise sales commission expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 5 – Notes Receivable

The Company previously provided unsecured advances or extended financing related to the purchase of the Company’s equipment or franchise fees to various franchisees. These arrangements have terms of up to 18 months with interest typically based on LIBOR plus 700 basis points with an initial interest free period. The Company also provided loans to various franchisees through its relationship with Intensive Capital Inc. (“ICI”) (see Note 9 for additional information). The Company accrues the interest as an addition to the principal balance as the interest is earned. Activity related to these arrangements is presented within operating activities in the consolidated statements of cash flows.

The Company has also provided loans for the establishment of new or transferred franchise studios to various franchisees. These loans have terms of up to ten years and bear interest at a stated fixed rate ranging from 0% to 15%, or variable rates based on LIBOR plus a specified margin. The Company accrues interest as an addition to the principal balance as the interest is earned. Activity related to these loans is presented within investing activities in the consolidated statements of cash flows.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

At December 31, 2021 and 2020, the principal balance of the notes receivable was approximately $7,473 and $5,773, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2021 and 2020, the Company has reserved approximately $2,139 and $1,909 as uncollectible notes receivable, respectively.

Note 6 – Property and equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020
Furniture and equipment	$3,393	$3,586
Computers and software	8,686	6,451
Vehicles	12	12
Leasehold improvements	6,481	6,478
Construction in progress	982	1,201
Less: accumulated depreciation	(6,781)	(4,034)
Total property and equipment	$12,773	$13,694

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $3,002, $2,587 and $1,254, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the year ended December 31, 2021, there was an increase of $29,393 in previously reported goodwill due to the acquisitions of Rumble and BFT as discussed in Note 3. Goodwill totaled $169,073 and $139,680 as of December 31, 2021 and 2020, respectively.

Intangible assets consisted of the following:

		December 31, 2021			December 31, 2020
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$10,920	$(794)	$10,126	$1,420	$(373)	$1,047
Franchise agreements	7.5 – 10	69,500	(17,166)	52,334	34,500	(11,498)	23,002
Reacquired franchise rights	5 – 8	—	—	—	158	(15)	143
Customer relationships	1	—	—	—	33	(26)	7
Non-compete agreement	5	1,400	(1,282)	118	1,400	(1,002)	398
Web design and domain	3 – 10	430	(86)	344	130	(44)	86
Deferred video production costs	3	2,370	(1,036)	1,334	1,150	(316)	834
Total definite-lived intangible assets		84,620	(20,364)	64,256	38,791	(13,274)	25,517
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$157,227	$(20,364)	$136,863	$111,398	$(13,274)	$98,124

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $7,170, $5,064 and $5,132, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The anticipated future amortization expense of intangible assets is as follows:

Year ending December 31,
2022	$10,217
2023	9,809
2024	9,513
2025	9,186
2026	6,502
Thereafter	19,029
Total	$64,256

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.50% at December 31, 2021).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2021, the Company was in compliance with these covenants.

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

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the year ended December 31, 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

In July 2021, the Company repaid $115,000 of the principal balance of the Term Loans from proceeds of the IPO and Convertible Preferred. In connection with the repayment, the Company incurred a prepayment penalty of $413 and wrote off a pro rata portion of debt issuance costs and debt discount aggregating $2,454, which is included in interest expense for the year ended December 31, 2021.

On October 8, 2021, the Company entered into an amendment (the "Amendment") to the Credit Agreement. The Amendment provides for, among other things, additional term loan in an aggregate principal amount of $38,000 (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

In April 2020, the Company received a loan in the amount of $3,665, pursuant to the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The loan was scheduled to mature April 17, 2022, bore interest at 1% per annum and required no payments during the first 16 months from the date of the loan. In June 2021, the Company was notified that the PPP loan was forgiven. The Company recorded the forgiveness, including accrued interest, as a gain on debt extinguishment in the consolidated statement of operations for $3,707 for the year ended December 31, 2021.

The Company incurred debt issuance costs of $996, $5,158 and $205 for the years ended December 31, 2021, 2020 and 2019, respectively. Debt issuance cost amortization amounted to approximately $5,749, $3,096 and $526 for the years ended December 31, 2021, 2020 and 2019, respectively. Unamortized debt issuance costs as of December 31, 2021 and 2020, were $341 and $5,094, respectively, and are presented as a reduction to long-term debt in the consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of December 31, 2021 were as follows:

Year ending December 31,	Amount
2022	$2,960
2023	2,960
2024	2,960
2025	124,320
Total	$133,200

The carrying value of the Company’s long-term debt approximated fair value as of December 31, 2021 and 2020, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

Note 9 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $462, $795 and $557, respectively, of management fees included within SG&A expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0, $0 and $10,893, respectively, of deferred commission costs paid to affiliates of the Parent, which are being recognized over the initial ten-year franchise agreement terms.

As of December 31, 2019, the Company recorded a reduction to Member’s equity of $31,735, representing the net amount of funds advanced to the Member, as the Company determined that the Member had no plan to repay these amounts in the foreseeable future. The receivable from the Parent was repaid in February 2020. During 2020, the Company provided net funds to STG aggregating $1,456 and recorded a corresponding reduction to member’s equity for this same amount. During the year ended December 31, 2021, the Parent repaid the balance of the receivable. The aggregate receivable from the Parent at December 31, 2021 and 2020, was $0 and $1,456, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

In February 2020, the Member contributed $49,443 to the Company in satisfaction of the $32,157 ($31,735 at December 31, 2019) receivable with the remainder recorded as a contribution. The proceeds were used to make a $30,000 principal payment on the Company’s outstanding term loan under the Prior Facility (see Note 8), with the remainder available for unrestricted use by the Company. Also, in February 2020, the Company returned $19,443 of the contribution to the Member, which was recorded as a distribution. Also, in 2020, $53,760 of the proceeds from the borrowings under the 2020 Facility were forwarded to the Parent and recorded as a distribution. In August 2020, the Member contributed $10,000 to the Company, which was recorded as a contribution, the proceeds of which were used to repay the line of credit.

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

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loans the funds to franchisees to purchase a franchise territory or to setup a studio. The Company recorded notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrue interest at the time the loan is made, which is recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At December 31, 2021 and 2020, the Company had recorded $96 and $94 of notes receivable and $0 and $86 of notes payable, respectively. The Company recognized $11, $13 and $48 of interest income and $5, $19 and $110 of interest expense for the years ended December 31, 2021, 2020 and 2019, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the years ended December 31, 2021, 2020 and 2019, the Company recorded expense related to this lease of $319, $319 and $101, respectively and paid a security deposit of $29 related to this lease during the year ended December 31, 2019.

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $1,910, $666 and $1,329 for the years ended December 31, 2021, 2020 and 2019, respectively. Included in accounts receivable as of December 31, 2021 and 2020, is $320 and $9, respectively, for such sales. At December 31, 2021 and 2020, notes receivable from franchisees includes $294 and $135 and notes receivable from franchisees, net of current portion includes $1,744 and $2,093, respectively, related to financing provided to these affiliates.

Note 10 – Redeemable Convertible Preferred Stock

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features are immaterial upon issuance and as of December 31, 2021.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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

At December 31, 2021, the Company recognized the Preferred maximum redemption value of $276,890, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Preferred Stock (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice redemption) and 200,000 outstanding shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend, which was not included in the calculation of loss per share, and resulted in a $78,494 charge to additional paid-in capital.

Note 11 – Member’s/Stockholder's Equity (Deficit)

Member’s contributions – As described in Note 3 and presented in the consolidated statements of changes to stockholders'/member’s equity (deficit), during the year ended December 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Redeemable noncontrolling interests – Following the IPO, XPO Inc. is the sole managing member of XPO LLC and, as a result, consolidates the financial results of XPO LLC. The Company reported redeemable noncontrolling interests representing the economic interests in XPO LLC held by the Continuing Pre-IPO LLC Members. Under the Amended LLC agreement, the Continuing Pre-IPO LLC Members were able to exchange their LLC Units for shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class B common stock of the exchanging member), or at the option of the Company for cash.

Prior to the second amendment of the LLC agreement. the Company's decision of whether to exchange LLC Units for Class A common stock or cash was made at the discretion of the Continuing Pre-IPO LLC Members through their control of the Company's Board of Directors. Accordingly, the redeemable noncontrolling interest was reported as temporary equity at the greater of the redemption value of the units or the carrying value as of the balance sheet date, with a corresponding adjustment to additional paid-in capital.

Noncontrolling interests – In December 2021, the Company and the Continuing Pre-IPO LLC Members amended the LLC agreement where the redemption option in cash was removed, except to the extent the cash proceeds to be used to make the redemption in cash are immediately available and were directly raised from a secondary offering of the Company's equity securities. The redeemable noncontrolling interest was adjusted to its fair value as of such date and recorded in equity as noncontrolling interest. Future redemptions or exchanges of LLC Units by the Continuing Pre-IPO LLC Members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

The following table summarizes the ownership of XPO LLC as of December 31, 2021:

Owner	Units Owned	Ownership percentage
XPO Inc.	23,898,042	51.0%
Redeemable noncontrolling interests	22,968,674	49.0%
Total	46,866,716	100.0%

Note 12 – Equity Compensation

In June 2021, the Company adopted the 2021 Omnibus Incentive Plan (“2021 Plan”) under which the Company may grant options, restricted stock units and other equity-based awards. The number of shares available for issuance under the 2021 Plan shall not exceed in the aggregate the sum of (i) 5,745,507 shares of Class A common stock and (ii) the number of shares of Class A common stock issuable pursuant to awards previously granted under the First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC (“Pre-IPO Plan”)(taking into account any conversion of such outstanding Awards). As of December 31, 2021, there were 4,622,630 shares available for future grants under the Plan, less the variable number of shares relating to RSU awards granted with performance conditions classified as a liability. As an accounting policy election, the Company recognizes forfeitures as they occur.

Phantom stock –

Club Pilates and CycleBar issued 13,158 and 165 phantom stock units, respectively, to certain employees that settle, or are expected to settle, with cash payments. The phantom stock units are awarded with vesting conditions that include a service period and/or performance targets and a change of control and are subject to certain forfeiture provisions prior to vesting. There was no expense recorded for the years ended December 31, 2021, 2020 and 2019 related to the phantom stock units as vesting is not considered probable. During the years ended December 31, 2021 and 2020, 13,158 phantom stock units issued by Club Pilates and 165 phantom stock units issued by CycleBar were cancelled, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. The fair value of the time-based grants is recognized as compensation expense over the vesting period (generally four years), with an increase to Member’s contribution / Additional Paid-in Capital in Member’s / Stockholders' equity. The fair value of the time-based grants was calculated using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Risk free interest rate	0.05% – 0.16%	0.15%	1.55% – 2.20%
Weighted average volatility	47.3%	39.6%	41.8%
Dividend yield	—%	—%	—%
Expected terms (in years) (1)	0.86	1.31	1.62

(1) The Company has limited historical information regarding the expected term. Accordingly, the Company determined the expected life of the units using the simplified method.

As of December 31, 2021, the Company had $216 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.11 years for the time-based grants. For the years ended December 31, 2021, 2020 and 2019, compensation expense of $906, $1,751 and $2,064, respectively, was included within SG&A expenses.

The performance-based grants are awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and are subject to certain forfeiture provisions prior to vesting. There was no expense recorded for the years ended December 31, 2020 and 2019 related to the performance-based awards as vesting was not considered to be probable.

In June 2021, the Parent amended the vesting condition associated with the previously issued profit interest units with performance-based vesting conditions. The vesting condition, as amended, is based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. The Company recorded expense of $6,069 for the year ended December 31, 2021, related to the modified awards. As of December 31, 2021, the Company had $12,058 of unrecognized compensation expense expected to be recognized in 2022.

	Performance-based profit interests	Time-based profit interests
	Number of units	Number of units
Outstanding at January 1, 2019	1,873,377	1,261,014
Issued	65,558	10,966
Vested	—	(397,754)
Forfeited, expired, or canceled	(59,707)	(44,797)
Outstanding at December 31, 2019	1,879,228	829,429
Issued	52,638	52,672
Vested	—	(404,585)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2020	1,931,866	477,516
Issued	2,681	3,097
Vested	—	(406,519)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2021	1,934,547	74,094
Expected to vest	1,934,547	74,094

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Restricted stock units –

The following table summarizes activity for restricted stock units (“RSUs”) for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	—	$—
Issued	1,122,877	13.76
Vested	—	—
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2021	1,122,877	$13.76

Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to three-year period. Compensation expense for restricted stock units is recognized on a straight-line basis. Total compensation expense recognized for restricted stock units was $2,372 for the year ended December 31, 2021. At December 31, 2021, the Company had $13,082 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.33 years. In the year ended December 31, 2021, there were no forfeitures and no awards vested.

The Company granted RSU awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. As of December 31, 2021, management believes that the EBITDA targets will be achieved and is accordingly recognizing expense ratably over the vesting period. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. As of December 31, 2021, the Company recognized $352 of expense and had $7,523 of total unrecognized expense relating to these grants.

On March 1, 2022, the Human Capital Management Committee of the Board of Directors of the Company approved the grant of (i) 1,221,261 RSUs with a targeted fair value at the grant date of approximately $25,000, which will be recognized as expense over the vesting period of three to four years and (ii) performance-based RSUs with an aggregate fair value of approximately $1,000, which will be recognized as expense over the three-year vesting period assuming the performance targets are achieved as of December 31, 2022.

Note 13 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on our 51% economic interest in XPO Holdings.

Prior to 2021, the Company was a pass-through entity for income tax purposes. As such, the information below is not applicable for periods prior to 2021.

Loss before income taxes for the year ended December 31, 2021 is as follows:

U.S. loss before income taxes	$(50,599)
Foreign loss before income taxes	(58)
Loss before income taxes	$(50,657)

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Income tax expense (benefit) for the year ended December 31, 2021 consists of the following:

Current tax provision:
Federal	$322
State	274
Foreign	187
Total current tax provision	783
Deferred tax expense (benefit):
Federal	—
State	—
Foreign	—
Total deferred tax expense	—
Income tax provision	$783

A reconciliation between the Company's effective tax rate and the applicable U.S. federal statutory income tax rate for the year ended December 31, 2021 is as follows:

Tax computed at federal statutory rate	21.00%
State tax, net of federal tax benefit	(0.07)%
Non-controlling interests	(2.10)%
Income (loss) from pass-through entities	(5.34)%
Permanent items	(1.48)%
Contingent consideration	(10.41)%
Preferred stock dividend	(1.50)%
Other	(0.02)%
Valuation allowance	(1.63)%
Effective tax rate	(1.55)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company's net deferred tax assets consist of the following as of December 31, 2021:

Deferred tax assets:
Investment in partnership	$28,164
Net operating losses	28,844
Tax receivable agreement	59
Interest expense	3,055
Deferred revenue	1,111
Other	379
Total deferred tax assets	61,612
Valuation allowance for deferred tax assets	(61,592)
Total deferred tax assets, net of valuation allowance	20
Deferred tax liabilities:
Property and equipment and intangible assets	(3)
Other	(17)
Total deferred tax liabilities	(20)
Net deferred tax assets (liabilities)	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

On the basis of this evaluation, as of December 31, 2021, a full valuation allowance of $61,592 has been applied against the Company's net deferred tax assets that are not more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company recorded a valuation allowance to equity at the IPO date against its deferred tax assets related to its investment in XPO Holdings of approximately $60,197.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $109,182 and $109,560, respectively. Of the total federal net operating losses, approximately $95,896 were generated after January 1, 2018, and therefore do not expire. Federal net operating losses generated after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal and state net operating loss carryforwards will begin to expire in 2034, unless previously utilized by the Company. As of December 31, 2021, the Company has foreign tax credits of $137 that begin to expire in 2030.

Utilization of the net operating losses and credit carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating losses and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At December 31, 2021, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due to its recent incorporation and the pass- through treatment of XPO Holdings. The Company has deferred payroll taxes of approximately $325 which will be due on or before December 31, 2022.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S for years 2018 through 2021. The Company's foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

Tax Receivable Agreement – In connection with the IPO, the Company entered into a TRA pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

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

The TRA provides that if (i) there is a material breach of any material obligations under the TRA; or (ii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any LLC Units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination. The TRA also provides that, upon certain mergers, asset sales or other forms of business combination, or certain other changes of control, the TRA will not terminate but the Company’s or the Company’s successor’s obligations with respect to tax benefits would be based on certain assumptions, including that the Company or the Company’s successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the TRA.

As of December 31, 2021, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,440 of the current portion of the TRA, $37,203 of the TRA liability was not recorded as of December 31, 2021. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 14 – Earnings (Loss) Per Share

For the year ended December 31, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the periods.

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

Diluted loss per share attributable to common stockholders adjusts the basic loss per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. The potential dilutive impact of redeemable convertible preferred stock and Class B common stock is evaluated using the as-if-converted method. Because the Company reported net losses for the period presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The following table presents the calculation of basic and diluted loss per share for the year ended December 31, 2021:

Year Ended December 31, 2021
Numerator:
Net loss	$(51,440)
Less: net loss attributable to redeemable noncontrolling interests	78,417
Less: dividends on preferred shares	(5,742)
Less: deemed dividend	(84,994)
Net loss attributable to XPO Inc.	$(63,759)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	22,402,703

Loss per share of Class A common stock - basic and diluted	$(2.85)

Anti-dilutive shares excluded from loss per share of Class A common stock:
Rumble Class A common stock	1,300,032
Contingent Rumble shares	2,024,445
Restricted stock units	1,122,877
Shares of Class B common stock	22,968,674
Convertible preferred stock	13,888,889
Profit interest units, time vesting	74,094
Profit interest units, performance vesting	1,934,547
Total shares excluded from loss per share of Class A common stock - diluted	43,313,558

Note 15 – Employee Benefit Plan

The Company maintains the Xponential Fitness, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). Employees who have completed one month of service and have attained age 18 are eligible to participate in elective deferrals under the 401(k) Plan. Employees are eligible to participate for purposes of matching contributions upon completion of one year of service. On an annual basis, the Company will determine the formula for the discretionary matching contribution. In addition, the Company may make a discretionary nonelective contribution to the 401(k) Plan. During the years ended December 31, 2021, 2020 and 2019, the Company recorded expense for matching contributions to the 401(k) Plan of $483, $338 and $197, respectively.

Note 16 – Contingencies and Litigation

Litigation – In August 2020, Get Kaisered Inc., Kaiser Fitness LLC and Anna Kaiser (collectively, the “Plaintiffs”) filed a complaint against the Company and the Member alleging, among other claims, breaches by the Company of an asset purchase agreement and a consulting agreement. The complaint seeks relief including monetary damages and injunctive relief. On February 8, 2022, the Company entered into a settlement agreement with the Plaintiffs, pursuant to which the parties agreed to resolve all disputes and dismiss all actions. In addition, the Company agreed to pay Plaintiffs an amount in cash as part of the settlement. The Company has included in accrued expenses in the consolidated balance sheet an amount which approximates the settlement amount when combined with pre-existing obligations. The settlement is expected to be paid in 2022.

In connection with the October 2021 acquisition of BFT, the Company agreed to indemnify the Seller for certain claims and lawsuits against the Seller that existed at the acquisition date. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the Seller and is seeking damages or in the alternative an account of profits. The Seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the Plaintiff’s claims of infringement were invalid and that even if they were valid, the Seller did not infringe upon these patents and trademarks. In addition, the Plaintiff has brought related claims for patent infringement against the Seller in the United States District Court for Delaware, and these actions are currently pending.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $2,931 and $679, which is included in accrued expenses in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $744, $706 and $754 of additional contingent consideration as interest expense for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, the contingent consideration was $0 and $8,100 recorded as contingent consideration from acquisitions, respectively, in the consolidated balance sheets. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. As of the purchase date, the Company determined the fair value was zero as the distribution threshold had not been met. During the year ended December 31, 2021, the Company recorded $540 of additional contingent consideration, which was recorded as acquisition and transaction expenses (income). During the year ended December 31, 2020, the Company recorded a reduction of $6,065 to contingent consideration, of which $215 and ($6,280) was recorded as interest expense and acquisition and transaction expenses (income), respectively. During the year ended December 31, 2019, the Company recorded $4,017 of additional contingent consideration, of which $197 was recorded as interest expense and $3,820 as acquisition and transaction expenses (income), respectively. As of December 31, 2021 and 2020, contingent consideration totaled approximately $840 and $300, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2017 acquisition of StretchLab, the Company agreed to pay to the seller 20% of operational or change of control distributions, until the date on which a change of control or a liquidation of StretchLab occurs. The Company determined the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. As of the purchase date, the Company determined the fair value of the contingent consideration was $171. In September 2019, the Company entered into a settlement agreement with the StretchLab sellers to resolve disputes related to the acquisition and related agreements and to settle all amounts due under the contingent consideration. Under the terms of the settlement agreement, the Company took ownership of four StretchLab studios owned by the sellers, with a fair value of $532 and will make payments to the sellers aggregating $6,500, which was recorded at the settlement date using a discount rate of 8.345%. At December 31, 2021 and 2020, the liability was $0 and $1,979, respectively, recorded as accrued expenses in the consolidated balance sheets. The Company made an initial payment of $1,000 in September 2019, and the first quarterly payment of $688 in December 2019. Quarterly payments of $688 continued through September 2021, when the final payment was made.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

In connection with the 2018 acquisition of AKT, the Company agreed to pay the seller 20% of operational or change of control distributions, subject to distribution thresholds until the date on which a change of control or a liquidation of AKT occurs. During the years ended December 31, 2021, 2020 and 2019, the Company recorded no change in contingent consideration, reduction of $4,460 and increase of $4,460, respectively, which was recorded as acquisition and transaction expenses (income). As of December 31, 2021 and 2020, contingent consideration totals $0 in the consolidated balance sheets. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2018 acquisition of YogaSix, the Company is obligated to make additional payments for purchase consideration if certain events occur. Payment of additional consideration is contingent on YogaSix reaching a milestone of opening a number of franchise studios before the fourth anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. The inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The Company recorded $50, $13 and $77 of additional contingent consideration as interest expense for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, the contingent consideration payable was $0 and $1,000, respectively, and is included in accrued expenses in the consolidated balance sheets. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the 2018 acquisition of Stride, the Company initially recorded contingent consideration of $1,869 for the estimated fair value of the contingent payments. Payment of additional consideration was contingent on Stride reaching two milestones for opening franchise studios before the first anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The contingent consideration agreement was modified in 2019 and 2020. Payments of additional consideration, as amended, are now contingent on Stride reaching milestones for opening two franchise studios and membership enrollments for such studios at various dates through 2021. At December 31, 2021 and 2020, the contingent consideration of $0 and $250, respectively, was recorded as accrued expenses in the consolidated balance sheets. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions or forfeiture if the Rumble seller defaults under the terms of the note receivable. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the year ended December 31, 2021, the Company recorded an increase of $25,100 to contingent consideration, which was recorded as acquisition and transaction expenses (income). At December 31, 2021, contingent consideration totals $48,200, recorded as contingent consideration from acquisitions in the consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the year ended December 31, 2021, the Company recorded $130 of additional contingent consideration, which was recorded as interest expense. At December 31, 2021, contingent consideration was $3,678 and $5,841 recorded as accrued expenses and contingent consideration from acquisitions, respectively, in the consolidated balance sheets.

Leases – The Company has entered into various building space leases that are classified as operating leases, including one building lease with a related party (see Note 9). Total rent expense for the years ended December 31, 2021, 2020 and 2019 was $5,651, $3,133 and $2,658, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except share, per share and unit amounts)

Future minimum lease payments at December 31, 2021 were as follows:

	Related-party lease	Third-party leases	Total
Year ending December 31,
2022	$321	$3,392	$3,713
2023	331	3,397	3,728
2024	225	3,410	3,635
2025	—	3,245	3,245
2026	—	3,088	3,088
Thereafter	—	13,511	13,511
Total	$877	$30,043	$30,920

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weaknesses

As disclosed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to inadequate or missing (i) anti-fraud programs and controls, and (ii) general information technology controls and controls over information provided by third-party service providers.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

As of December 31, 2021, we have remediated these material weaknesses by implementing new policies and procedures to (a) enhance the risk assessment process to incorporate elements of fraud, (b) modify user role-based access and implement internal controls to enable effective segregation of duties around journal entries and (c) formalize information technology governance processes, policies and procedures, and implement controls over network operations, access security, change management and information provided by third-party service providers. The remediation measures have strengthened the design and operating effectiveness of our internal control over financial reporting.

We assessed the impact of the remediated material weaknesses to the consolidated financial statements to ensure that the Company’s consolidated financial statements were prepared in accordance with GAAP and accurately reflect its financial position and results of operation for the year ended December 31, 2021. As a result, management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than changes described under "Remediation of Material Weaknesses" above there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 1, 2022, the Human Capital Management Committee (the “Committee”) of the Board of Directors of the Company approved a new compensation package for the named executive officers of the Company effective as of March 26, 2022 and March 2, 2022, with respect to cash compensation and RSUs, respectively, as follows:

Name and Title	Annual Base Salary	Cash Bonus (percentage of base salary)	Number of Shares of Class A Common Stock subject Restricted Stock Units (“RSUs”)
Anthony Geisler, Chief Executive Officer	$600,000	100%	322,124
John Meloun, Chief Financial Officer	$315,000	50%	241,592
Ryan Junk, Chief Operating Officer	$315,000	35%	161,060

The shares of Class A common stock subject to RSUs shall vest 25% on each of the four anniversaries of March 2, 2022, in each case subject to the holder’s continued employment through such vesting date. The RSUs will be subject to the terms of the Company’s Omnibus Incentive Plan and individual award agreements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements or notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333-257443	3.2	7/22/2021
3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333-257443	3.4	07/16/2021
3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.5	06/29/2021
3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.6	06/29/2021
4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333-257443	4.1	06/25/2021
4.2*	Description of Securities.
10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333-257443	10.12	06/29/2021
10.2	Form of Registration Rights Agreement among Xponential Fitness, Inc. and the Investors named therein.	S-1	333-257443	10.15	06/25/2021
10.3	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333-257443	10.26	06/25/2021
10.4	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333-257443	10.1	06/25/2021
10.5	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333-257443	10.8	06/25/2021
10.6	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333-257443	10.13	07/16/2021
10.7	Form of Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-1/A	333-257443	10.16	07/16/2021
10.8	Form of Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-1/A	333-257443	10.17	07/16/2021
10.9	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award.+	S-1/A	333-257443	10.28	07/16/21
10.10	Employment Agreement dated as of July 1, 2021 by and between Xponential Fitness, LLC and Anthony Geisler.+	S-1/A	333-257443	10.18	07/16/21

10.11	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333-257443	10.19	06/25/2021
10.12	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Sarah Luna.+	S-1	333-257443	10.22	06/25/2021
10.13	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Ryan Junk.+	S-1	333-257443	10.21	06/25/2021
10.14	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Megan Moen.+	S-1	333-257443	10.20	06/25/2021
10.15	First Amended and Restated Phantom Equity Plan of Club Pilates Franchise, LLC.+	S-1	333-257443	10.24	06/25/2021
10.16*	First Amended and Restated Phantom Equity Plan of CycleBar Holdco, LLC.+
10.17	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333-257443	10.27	06/29/2021
10.18	First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC.	S-1	333-257443	10.23	06/25/2021
10.19*†

Asset Purchase Agreement by and among BFT Franchise Holdings, LLC, GPRX Live Pty Ltd, Body Fit Training Company Pty Ltd, Body Fit Training USA, Inc., the shareholders party thereto and Cameron Falloon dated as of October 13, 2021.

10.20*

First Amendment to Financing Agreement dated as of July 27, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.

10.21*

Second Amendment to Financing Agreement dated as of October 8, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Denotes management contract or compensatory plan, contract or arrangement.

† Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xponential Fitness, Inc.

Date: March 4, 2022	By:	/s/ Anthony Geisler
Anthony Geisler
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Meloun as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Geisler	Chief Executive Officer and Director (principal executive officer)	March 4, 2022
Name

/s/ John Meloun	Chief Financial Officer (principal financial and accounting officer)	March 4, 2022
Name

/s/ Mark Grabowski	Chairman of the Board	March 4, 2022
Name

/s/ Brenda Morris	Director	March 4 2022
Name

/s/ Chelsea Grayson	Director	March 4, 2022