Form 10-Q
period 2022-03-31
Xponential Fitness, Inc.
filed 2022-05-13
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 27,007,356 shares of Class A common stock outstanding and 21,807,368 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$15,750	$21,320
Accounts receivable, net (Note 10)	15,865	11,702
Inventories	9,217	6,928
Prepaid expenses and other current assets	7,389	5,271
Deferred costs, current portion	4,071	3,712
Notes receivable from franchisees, net (Note 10)	2,531	2,293
Total current assets	54,823	51,226
Property and equipment, net	13,910	12,773
Right-of-use assets	16,179	—
Goodwill	169,073	169,073
Intangible assets, net	134,532	136,863
Deferred costs, net of current portion	42,474	42,015
Notes receivable from franchisees, net of current portion (Note 10)	3,095	3,041
Other assets	558	553
Total assets	$434,644	$415,544
Liabilities, redeemable convertible preferred stock and deficit
Current Liabilities:
Accounts payable	$12,359	$14,905
Accrued expenses	15,818	21,045
Deferred revenue, current portion	25,664	22,747
Notes payable	—	983
Current portion of long-term debt	2,960	2,960
Other current liabilities	5,175	3,253
Total current liabilities	61,976	65,893
Deferred revenue, net of current portion	98,698	95,691
Contingent consideration from acquisitions (Note 16)	63,968	54,881
Long-term debt, net of current portion, discount and issuance costs	127,382	127,983
Lease liability	18,472	—
Other liabilities	1,529	4,675
Total liabilities	372,025	349,123
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	327,821	276,890
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 24,249,205 and 23,898,042 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 24,564,155 and 22,968,674 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	465,525	—
Receivable from shareholder (Note 10)	(10,600)	(10,600)
Accumulated deficit	(651,352)	(643,833)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(196,423)	(654,429)
Noncontrolling interests	(68,779)	443,960
Total stockholders' deficit	(265,202)	(210,469)
Total liabilities, redeemable convertible preferred stock and deficit	$434,644	$415,544

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue, net:
Franchise revenue	$25,500	$13,755
Equipment revenue	7,779	4,066
Merchandise revenue	6,083	4,232
Franchise marketing fund revenue	4,435	2,483
Other service revenue	6,565	4,529
Total revenue, net	50,362	29,065
Operating costs and expenses:
Costs of product revenue	9,592	5,344
Costs of franchise and service revenue	4,234	2,319
Selling, general and administrative expenses (Note 10)	33,919	16,602
Depreciation and amortization	3,492	2,055
Marketing fund expense	4,355	2,616
Acquisition and transaction expenses	9,544	350
Total operating costs and expenses	65,136	29,286
Operating loss	(14,774)	(221)
Other (income) expense:
Interest income	(389)	(95)
Interest expense (Note 10)	2,861	4,423
Total other expense	2,472	4,328
Loss before income taxes	(17,246)	(4,549)
Income taxes	(2,067)	201
Net loss	(15,179)	(4,750)
Less: Net loss attributable to noncontrolling interests	(7,660)	—
Net loss attributable to Xponential Fitness, Inc.	$(7,519)	$(4,750)

Net loss per share of Class A common stock:
Basic	$(1.51)	N/A
Diluted	$(1.51)	N/A
Weighted average shares of Class A common stock outstanding:
Basic	22,736,946	N/A
Diluted	22,736,946	N/A

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(Unaudited)

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898,042	$2	22,968,674	$2	$—	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351,163	—	(351,163)	—	517,283	—	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,946,644	—	—	—	—	—	—	—
Balance at March 31, 2022	24,249,205	$2	$24,564,155	$2	$465,525	$—	$(10,600)	$(651,352)	$(68,779)	$(265,202)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance at December 31, 2020	—	$—	—	$—	$—	$113,697	$(1,456)	$(107,492)	$—	$4,749
Equity-based compensation	—	—	—	—	—	222	—	—	—	222
Net loss	—	—	—	—	—	—	—	(4,750)	—	(4,750)
Parent contribution of Rumble assets	—	—	—	—	—	20,483	—	—	—	20,483
Distributions to Member	—	—	—	—	—	(10,600)	—	—	—	(10,600)
Payment received from Member, net	—	—	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	$—	—	$—	$—	$123,802	$(1,454)	$(112,242)	$—	$10,106

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,179)	$(4,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,492	2,055
Amortization of debt issuance cost	33	311
Amortization of discount on long-term debt	151	—
Change in contingent consideration from acquisitions	9,546	120
Bad debt expense (recovery)	(617)	(105)
Equity-based compensation	15,248	222
Non-cash interest	(208)	226
Gain on disposal of assets	(43)	—
Changes in assets and liabilities:
Accounts receivable	(3,300)	(1,173)
Inventories	(2,289)	430
Prepaid expenses and other current assets	(2,117)	(985)
Operating lease right-of-use assets and operating lease liabilities	(20)	—
Deferred costs	(818)	(533)
Notes receivable, net	5	168
Accounts payable	(2,758)	(1,797)
Accrued expenses	(3,650)	491
Notes payable	(983)	—
Other current liabilities	20	65
Deferred revenue	5,924	5,033
Other assets	(10)	(1)
Other liabilities	461	23
Net cash provided by (used in) operating activities	2,888	(200)
Cash flows from investing activities:
Purchases of property and equipment	(1,798)	(1,125)
Purchase of studios	—	(245)
Proceeds from sale of assets	65	—
Purchase of intangible assets	(316)	(288)
Notes receivable issued	(585)	—
Notes receivable payment received	426	9
Net cash used in investing activities	(2,208)	(1,649)
Cash flows from financing activities:
Borrowings from long-term debt	—	10,600
Payments on long-term debt	(740)	(925)
Debt issuance costs	(46)	(212)
Payment of preferred stock dividend and deemed dividend	(4,875)	—
Payment of contingent consideration	(589)	(964)
Distributions to Member	—	(10,600)
Receipts from Member, net (Note 10)	—	1
Net cash used in financing activities	(6,250)	(2,100)
Decrease in cash, cash equivalents and restricted cash	(5,570)	(3,949)
Cash, cash equivalents and restricted cash, beginning of period	21,320	11,299
Cash, cash equivalents and restricted cash, end of period	$15,750	$7,350

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$2,499	$3,810
Income taxes paid	146	49
Operating cash flows used in operating leases	908	—
Noncash investing and financing activity:
Capital expenditures accrued	$807	$552
Parent contribution of Rumble assets	—	20,483
Adjustment of preferred stock to redemption value	50,931	—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

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

As of March 31, 2022, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT” and “Pure Barre,” which are dance-based concepts that provide a combination of personal training and movement based techniques; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members, which was acquired on October 13, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 20 and 49 company-owned transition studios as of March 31, 2022 and 2021, respectively.

In connection with the IPO, XPO Inc. entered into a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”). The pre-IPO members of XPO Holdings (the “Pre-IPO LLC Members”) who retained their equity ownership in the form of limited liability company units (the “LLC Units”), immediately following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members.” Because XPO Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of XPO LLC through its ownership of XPO Holdings and because it also has a substantial financial interest in XPO LLC through its ownership of XPO Holdings, it consolidates the financial results of XPO LLC and XPO Holdings, and a portion of its net income/(loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of XPO Holdings’ net income or loss.

Immediately following the closing of the IPO, XPO LLC is the predecessor of the Company for financial reporting purposes. As the sole managing member of XPO LLC, the Company operates and controls all of the business and affairs of XPO LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of XPO LLC. The Company consolidates XPO LLC on its condensed consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations.

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders'/member’s equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

On October 13, 2021 and March 24, 2021, the Company acquired the rights to franchise the BFT and Rumble concepts, respectively, and has included the results of operations of BFT and Rumble in its condensed consolidated statement of operations from the acquisition dates forward. See Note 3 for additional information.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information –The Company operates in one reportable and operating segment. During the three months ended March 31, 2022 and 2021, the Company generated revenue outside the United States of $3,380 and $315, respectively. As of March 31, 2022 and December 31, 2021, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. Restricted cash was $1,596 and $1,427 at March 31, 2022 and December 31, 2021, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $1,413 and $2,193, respectively.

Accrued expenses – Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued compensation	$2,883	$4,248
Contingent consideration from acquisitions, current portion	3,724	3,678
Sales tax accruals	6,253	6,003
Legal accruals	457	2,932
Accrued deemed dividend	1,625	3,250
Other accruals	876	934
Total accrued expenses	$15,818	$21,045

Comprehensive income – The Company does not have any components of other comprehensive income recorded within the consolidated financial statements and therefore does not separately present a consolidated statement of comprehensive income in the condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Fair value measurements – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 establishes a valuation hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

Redeemable convertible preferred stock – The redeemable convertible preferred stock (the “Convertible Preferred”) becomes redeemable at the option of the holder as of a specific date unless an event that is not probable of occurring happens before that date. Therefore, the Company determined that it is probable that the Convertible Preferred will become redeemable based on the passage of time. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.

Noncontrolling interests – Noncontrolling interests represent the economic interests of XPO LLC held by Class B common stockholders. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC interests outstanding during the period. The noncontrolling interests' ownership percentage can fluctuate over time as the Class B common stockholders elect to exchange their shares of Class B common stock for Class A common stock.

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

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three months ended March 31, 2022 and 2021.

Recently adopted accounting pronouncements –

Accounting for leases – On January 1, 2022, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” utilizing the effective date method for the initial application. Under Topic 842, the Company elected the package of practical expedients to not reassess (1) the classification of existing leases, (2) whether any expired or existing contracts are or contain leases and (3) initial direct costs for any existing leases. The Company did not elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company did not elect to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight. The Company's lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for common area maintenance. The Company applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Payments under lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities.

As a result of the adoption of Topic 842, the condensed consolidated financial statements for 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's condensed consolidated balance sheets due to the recognition of $17,597 of right-of-use assets for operating leases and a corresponding lease obligation of $21,826 on January 1, 2022. The adoption of Topic 842 did not have a material impact on the Company's lease classification or on its statements of operations and liquidity. See Note 9, for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

Recently issued accounting pronouncements –

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, the JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Credit Losses – In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the three months ended March 31, 2021, the Company entered into an agreement with a franchisee under which the Company repurchased two studios to operate as company-owned transition studios. The aggregate purchase price for the acquisitions was $245, less $10 of net deferred revenue and deferred costs resulting in total purchase consideration of $235. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Property and equipment	$71
Reacquired franchise rights	164
Total purchase price	$235

The fair value of reacquired franchise rights was based on the excess earnings method and are considered to have an approximate eight-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. The acquisition was not material to the results of operations of the Company.

During the three months ended March 31, 2022 and 2021, the Company refranchised nine and four company-owned transition studios, respectively, and received no proceeds and recorded no gain or loss on disposal of the studio assets. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a small number of strategic transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three months ended March 31, 2022 and 2021, the Company did not record any impairment charge, which is a level 3 measurement.

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

Consideration for the transaction included cash of $60,000 AUD ($44,322 USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9,388 and is recorded in accrued expenses and contingent consideration from acquisitions in the condensed consolidated balance sheets. See Note 16 for additional information.

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

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

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

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

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

During the three months ended March 31, 2021, the Company incurred $229 of transaction costs directly related to the Rumble acquisition, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the three months ended March 31, 2022. Other deferred revenue amounts of $14,564 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2021	$100,653	$5,980	$106,633
Revenue recognized that was included in deferred revenue at the beginning of the year	(5,435)	(838)	(6,273)
Deferred revenue recorded as settlement in purchase accounting	(12)	—	(12)
Increase, excluding amounts recognized as revenue during the year	9,450	—	9,450
Balance at March 31, 2022	$104,656	$5,142	$109,798

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2022	$5,589	$2,491	$8,080
2023	7,942	2,568	10,510
2024	9,418	83	9,501
2025	10,098	—	10,098
2026	10,174	—	10,174
Thereafter	61,435	—	61,435
	$104,656	$5,142	$109,798

The following table reflects the components of deferred revenue:

	March 31,	December 31,
	2022	2021
Franchise and area development fees	$104,656	$100,653
Brand fees	5,142	5,980
Equipment and other	14,564	11,805
Total deferred revenue	124,362	118,438
Non-current portion of deferred revenue	98,698	95,691
Current portion of deferred revenue	$25,664	$22,747

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, there were approximately $3,221 and $3,071 of current deferred costs and approximately $42,355 and $41,941 in non-current deferred costs, respectively. The Company recognized approximately $2,553 and $1,009 in franchise sales commission expense for the three months ended March 31, 2022 and 2021, respectively.

Note 5 – Notes Receivable

The Company previously provided unsecured advances or extended financing related to the purchase of the Company’s equipment or franchise fees to various franchisees. These arrangements have terms of up to 18 months with interest typically based on LIBOR plus 700 basis points with an initial interest free period. The Company also provided loans to various franchisees through its relationship with Intensive Capital Inc. (“ICI”) (see Note 10 for additional information). The Company accrues the interest as an addition to the principal balance as the interest is earned. Activity related to these arrangements is presented within operating activities in the condensed consolidated statements of cash flows.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

At March 31, 2022 and December 31, 2021, the principal balance of the notes receivable was approximately $7,953 and $7,473, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2022 and December 31, 2021, the Company has reserved approximately $2,327 and $2,139 as uncollectible notes receivable, respectively.

Note 6 – Property and equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture and equipment	$3,305	$3,393
Computers and software	8,731	8,686
Vehicles	165	12
Leasehold improvements	6,489	6,481
Construction in progress	2,772	982
Less: accumulated depreciation	(7,552)	(6,781)
Total property and equipment	$13,910	$12,773

Depreciation expense for the three months ended March 31, 2022 and 2021 was $845 and $716, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The Company has not identified any events or circumstances at March 31, 2022 that would require an interim goodwill impairment test. The carrying value of goodwill at March 31, 2022 and December 31, 2021 totaled $169,073.

Intangible assets consisted of the following:

		March 31, 2022			December 31, 2021
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$10,920	$(1,067)	$9,853	$10,920	$(794)	$10,126
Franchise agreements	7.5 – 10	69,500	(19,208)	50,292	69,500	(17,166)	52,334
Non-compete agreement	5	1,400	(1,352)	48	1,400	(1,282)	118
Web design and domain	3 – 10	430	(113)	317	430	(86)	344
Deferred video production costs	3	2,686	(1,271)	1,415	2,370	(1,036)	1,334
Total definite-lived intangible assets		84,936	(23,011)	61,925	84,620	(20,364)	64,256
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$157,543	$(23,011)	$134,532	$157,227	$(20,364)	$136,863

Amortization expense was $2,648 and $1,339, for the three months ended March 31, 2022 and 2021, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2022	$7,705
2023	9,900
2024	9,589
2025	9,200
2026	6,502
Thereafter	19,029
Total	$61,925

Note 8 – Debt

On February 28, 2020, the Company obtained a five-year $185,000 term loan from a lender, along with a consortium of other lenders (the “2020 Facility”). The 2020 Facility also included a $10,000 revolving credit facility. The 2020 Facility was collateralized by substantially all of the Company’s assets, including assets of the Company’s subsidiaries. The 2020 Facility had an interest rate based on a reference rate or LIBOR, plus an applicable margin. The proceeds of the term loan were used to repay borrowings, interest and fees outstanding under the prior facility. Principal payments of $925 were due quarterly beginning on June 30, 2020, and excess payments were required if the Company’s cash flows exceeded certain thresholds.

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

On April 19, 2021, the Company entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212,000 senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and, together, the “Term Loans”). The Company’s obligations under the Credit Agreement are guaranteed by XPO Holdings and certain of the Company’s material subsidiaries and are secured by substantially all of the assets of XPO Holdings and certain of the Company’s material subsidiaries.

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.50% at March 31, 2022).

The Credit Agreement also contains mandatory prepayments of the Term Loans with: (i) 50% of the XPO Holdings’ and its subsidiaries’ Excess Cash Flow (as defined in the Credit Agreement), subject to certain exceptions; (ii) 100% of the net proceeds of certain asset sales and insurance/condemnation events, subject to reinvestment rights and certain other exceptions; (iii) 100% of the net proceeds of certain extraordinary receipts, subject to reinvestment rights and certain other exceptions; (iv) 100% of the net proceeds of any incurrence of debt, excluding certain permitted debt issuances; and (v) up to $60,000 of net proceeds in connection with an initial public offering of at least $200,000, subject to certain exceptions.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2022, the Company was in compliance with these covenants.

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

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the quarter ended June 30, 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

In July 2021, the Company repaid $115,000 of the principal balance of the Term Loans from proceeds of the IPO and Convertible Preferred. In connection with the repayment, the Company incurred a prepayment penalty of $413 and wrote off a pro rata portion of debt issuance costs and debt discount aggregating $2,454, which is included in interest expense for the quarter ended September 30, 2021.

On October 8, 2021, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38,000 (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT acquisition, and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment.

In April 2020, the Company received a loan in the amount of $3,665, pursuant to the Paycheck Protection Program (the “PPP”) administered by the U.S. Small Business Administration. The PPP is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for forgiveness of up to the full principal amount and accrued interest of qualifying loans guaranteed under the PPP. The loan was scheduled to mature April 17, 2022, bore interest at 1% per annum and required no payments during the first 16 months from the date of the loan. In June 2021, the Company was notified that the PPP loan was forgiven. The Company recorded the forgiveness, including accrued interest, as a gain on debt extinguishment in the condensed consolidated statement of operations for $3,707 for the quarter ended June 30, 2021.

The Company incurred debt issuance costs of $46 and $212 in the three months ended March 31, 2022 and 2021, respectively. Debt issuance cost amortization amounted to approximately $33 and $311 for the three months ended March 31, 2022 and 2021, respectively. Unamortized debt issuance costs as of March 31, 2022 and December 31, 2021 were $354 and $341, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of March 31, 2022 were as follows:

Amount
Remainder of 2022	$2,220
2023	2,960
2024	2,960
2025	124,320
Total	$132,460

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The carrying value of the Company’s long-term debt approximated fair value as of March 31, 2022 and December 31, 2021, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

Note 9 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and video recording studio. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that the Company will exercise those options and therefore, the Company utilized the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all leases. The Company has certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in the condensed consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, for which variable non-lease components are accounted for separately.

Supplemental balance sheet information related to leases is as follows:

Operating leases	Balance Sheet Location	March 31, 2022
ROU assets, net	Right-of-use assets	$16,179
Lease liabilities, short-term	Other current liabilities	$1,917
Lease liabilities, long-term	Lease liability	$18,472

The components of lease expense during the three months ended March 31, 2022, are as follows:

	Related-party lease	Third-party leases	Total
Operating lease costs	$80	$813	$893
Variable lease costs	—	191	191
Short-term lease costs	—	107	107
Total	$80	$1,111	$1,191

Other information related to leases for the three months ended March 31, 2022, was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used in operating leases	$908

Weighted average remaining lease term (years)	8.80
Weighted average discount rate	8%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Maturities of lease liabilities as of March 31, 2022, were as follows:

	Related-party lease	Third-party leases	Total
Remainder of 2022	$242	$2,363	$2,605
2023	331	3,131	3,462
2024	225	3,145	3,370
2025	—	2,978	2,978
2026	—	2,876	2,876
Thereafter	—	13,274	13,274
Total future lease payments	798	27,767	28,565
Less: imputed interest	66	8,110	8,176
Total	$732	$19,657	$20,389

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the three months ended March 31, 2022 and 2021, the Company recorded approximately $0 and $192, respectively, of management fees included within SG&A expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

During 2020, the Company provided net funds to an affiliate of the Parent aggregating $1,456, which was recorded as a reduction to member's equity. During the three months ended March 31, 2021, the Parent repaid $2 of the receivable. The aggregate receivable from the Parent at March 31, 2021 was $1,454.

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

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loaned the funds to franchisees to purchase a franchise territory or to setup a studio. The Company recorded notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrued interest at the time the loan was made, which was recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At March 31, 2022 and December 31, 2021, the Company had recorded $98 and $96 of notes receivable, respectively. The notes payable were repaid in 2021. The Company recognized $3 of interest income in the three months ended March 31, 2022 and 2021, and $0 and $3 of interest expense for the three months ended March 31, 2022 and 2021, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the three months ended March 31, 2022 and 2021, the Company recorded expense related to this lease of $80.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $263 and $294 for the three months ended March 31, 2022 and 2021, respectively. Included in accounts receivable as of March 31, 2022 and December 31, 2021, is $316 and $320, respectively, for such sales. At March 31, 2022 and December 31, 2021, notes receivable from franchisees includes $601 and $294 and notes receivable from franchisees, net of current portion includes $1,744 and $1,744, respectively, related to financing provided to these affiliates.

Note 11 – Redeemable Convertible Preferred Stock

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features are immaterial upon issuance and as of March 31, 2022.

The Convertible Preferred ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. It is entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis and has no stated maturity and will remain outstanding indefinitely unless converted into common stock or repurchased by the Company. Series A preferred stock will vote on an as-converted basis with the Class A and Class B common stock and will have certain rights to appoint additional directors, including up to a majority of the Company’s board of directors, under certain limited circumstances relating to an event of default or the Company’s failure to repay amounts due to the Convertible Preferred holders upon a redemption. Shares of Series A-1 preferred stock are non-voting; however, any shares of Series A-1 preferred stock issued to the Preferred Investors will convert on a one-to-one basis to shares of Series A preferred stock when permitted under relevant antitrust restrictions.

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

The Convertible Preferred is recorded as mezzanine equity (temporary equity) on the condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control.

At March 31, 2022, the Company recognized the Preferred maximum redemption value of $327,821, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Preferred Stock (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice) and 200,000 outstanding shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend, which was not included in the calculation of loss per share, and resulted in a $50,931 charge to accumulated deficit.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 12 – Member’s/Stockholder's Equity (Deficit)

Member’s contributions – As described in Note 3 and presented in the condensed consolidated statements of changes to stockholders'/member’s equity (deficit), during the three months ended March 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

Common stock – As described in Note 1, in connection with the IPO in July 2021, the Company issued 10,000,000 shares of Class A common stock, at a price of $12.00 per share. Immediately after the IPO, 22,994,042 shares of Class A common stock were outstanding, including 12,994,044 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,542,663 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members. In August 2021, the Company sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, the Company received net proceeds of approximately $10,116 on August 24, 2021, which were used (i) $9,000 to purchase 750,000 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital. During the three months ended March 31, 2022, pursuant to the Amended LLC agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 351,163 shares of Class A common stock on a one-for-one basis.

Noncontrolling interests – Following the IPO, XPO Inc. is the sole managing member of XPO LLC and, as a result, consolidates the financial results of XPO LLC. The Company reported noncontrolling interests representing the economic interests in XPO LLC held by the Continuing Pre-IPO LLC Members. Under the Amended LLC agreement, the Continuing Pre-IPO LLC Members are able to exchange their LLC Units for shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class B common stock of the exchanging member), or at the option of the Company for cash.

Prior to the second amendment of the LLC agreement, the Company's decision of whether to exchange LLC Units for Class A common stock or cash was made at the discretion of the Continuing Pre-IPO LLC Members through their control of the Company's board of directors. Accordingly, the redeemable noncontrolling interest was reported as temporary equity at the greater of the redemption value of the units or the carrying value as of the balance sheet date, with a corresponding adjustment to additional paid-in capital.

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

During the three months ended March 31, 2022, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC as of March 31, 2022. The Company used the liquidation value of the preferred shares as of March 31, 2022 for such rebalancing.

The following table summarizes the ownership of XPO LLC as of March 31, 2022:

Owner	Units Owned	Ownership percentage
XPO Inc.	24,249,205	49.7%
Noncontrolling interests	24,564,155	50.3%
Total	48,813,360	100.0%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 13 – Equity Compensation

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares.

In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, is based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. During the three months ended March 31, 2022, the Company recognized $12,126 of expense, including $8,467 of accelerated compensation expense when these grants vested in March 2022.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years), with an increase to Member’s contribution / Additional Paid-in Capital in Member’s / Stockholders' equity. The fair value of the time-based grants was calculated using a Black-Scholes option-pricing model. During the three months ended March 31, 2022 and 2021, the Company recognized $78 and $222 of expense, respectively. During the three months ended March 31, 2022, the Company had $133 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.93 years for the time-based grants.

Restricted stock units –

In November 2021, the Company granted restricted stock unit (“RSU”) awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. As of March 31, 2022, management believes that the EBITDA targets will be achieved and is accordingly recognizing expense ratably over the vesting period. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the three months ended March 31, 2022, the Company recognized $621 of expense and had $6,901 of unrecognized expense relating to these grants.

The following table summarizes activity for RSUs for the three months ended March 31, 2022:

Shares
Outstanding at December 31, 2021	1,122,877
Issued	1,274,422
Vested	—
Forfeited, expired, or canceled	(37,663)
Outstanding at March 31, 2022	2,359,636

During the three months ended March 31, 2022, the Company granted 1,274,422 shares underlying RSUs, at a weighted average grant-date fair value of $20.04 per share. RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

During the three months ended March 31, 2022, the company recognized $2,423 of expense and had $35,792 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 3.07 years.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 49.7% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to loss before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three months ended March 31, 2022 is (12.0%). The Company recognized an income tax benefit of $2,067 on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 50.3%.

As of March 31, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2022. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At March 31, 2022, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due to the pass-through treatment of XPO Holdings. The Company has deferred payroll taxes of approximately $325 as of March 31, 2022 and December 31, 2021, which will be due on or before December 31, 2022.

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

Tax Receivable Agreement – In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (i) certain favorable tax attributes acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of March 31, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,753 of the TRA, $40,277 of the TRA liability was not recorded as of March 31, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings (Loss) Per Share

For the three months ended March 31, 2022, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc, a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exist at the XPO Holdings level. The Company applies the two-class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings or loss per share. Due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings or loss per share at the subsidiary level, the amounts presented as net loss attributable to noncontrolling interests and net loss attributable to XPO Inc. presented below will not agree to the amounts presented on the condensed consolidated statement of operations.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The following table presents the calculation of basic and diluted loss per share for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Numerator:
Net loss	$(15,179)
Less: net loss attributable to noncontrolling interests	35,003
Less: dividends on preferred shares	(3,250)
Less: deemed dividend	(50,931)
Net loss attributable to XPO Inc.	$(34,357)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	22,736,946

Loss per share of Class A common stock - basic and diluted	$(1.51)

Anti-dilutive shares excluded from loss per share of Class A common stock:
Rumble Class A common stock	1,300,032
Contingent Rumble shares	2,024,445
Restricted stock units	2,359,636
Shares of Class B common stock	24,564,155
Convertible preferred stock	13,888,889
Profit interest units, time vesting	48,305
Total shares excluded from loss per share of Class A common stock - diluted	44,185,462

Note 16 – Contingencies and Litigation

Litigation – In August 2020, Get Kaisered Inc., Kaiser Fitness LLC and Anna Kaiser (collectively, the “Plaintiffs”) filed a complaint against the Company and the Member alleging, among other claims, breaches by the Company of an asset purchase agreement and a consulting agreement. The complaint seeks relief including monetary damages and injunctive relief. On February 8, 2022, the Company entered into a settlement agreement with the Plaintiffs, pursuant to which the parties agreed to resolve all disputes and dismiss all actions. In addition, the Company agreed to pay Plaintiffs an amount in cash as part of the settlement. The Company has included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2021 an amount which approximates the settlement amount when combined with pre-existing obligations. The settlement amount was paid in full in March 2022.

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $457 and $2,931 which is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $0 and $237 of additional contingent consideration as interest expense for the three months ended March 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. During the three months ended March 31, 2022 and 2021, the Company recorded an increase of $200 and $120 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses. As of March 31, 2022 and December 31, 2021, contingent consideration totaled approximately $1,040 and $720, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

In connection with the 2017 acquisition of StretchLab, the Company agreed to pay to the seller 20% of operational or change of control distributions, until the date on which a change of control or a liquidation of StretchLab occurs. The Company determined the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. In September 2019, the Company entered into a settlement agreement with the StretchLab sellers to resolve disputes related to the acquisition and related agreements and to settle all amounts due under the contingent consideration. Under the terms of the settlement agreement, the Company made payments to the sellers aggregating $6,500, which was recorded at the settlement date using a discount rate of 8.345%. The Company made an initial payment of $1,000 in September 2019, and the first quarterly payment of $688 in December 2019. Quarterly payments of $688 continued through September 2021, when the final payment was made.

In connection with the 2018 acquisition of Stride, the Company initially recorded contingent consideration of $1,869 for the estimated fair value of the contingent payments. Payment of additional consideration was contingent on Stride reaching two milestones for opening franchise studios before the first anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The contingent consideration agreement was modified in 2019 and 2020. Payments of additional consideration, as amended, were contingent on Stride reaching milestones for opening two franchise studios and membership enrollments for such studios at various dates through 2021. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions or forfeiture if the Rumble seller defaults under the terms of the note receivable. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three months ended March 31, 2022, the Company recorded an increase of $9,500 to contingent consideration, which was recorded as acquisition and transaction expenses. At March 31, 2022 and December 31, 2021, contingent consideration totals $57,700 and $48,200, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the three months ended March 31, 2022, the Company recorded $178 and ($154) of additional contingent consideration, which was recorded as interest expense and acquisition and transaction expense, respectively. At March 31, 2022 and December 31, 2021, contingent consideration was $3,724 and $3,678, respectively, recorded as accrued expenses and $5,228 and $5,841, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Note 17 – Subsequent Events

On April 6, 2022, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco (the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold 4,500,000 shares of Class A common stock at a price of $20.00 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of the Company's Class A common stock, which was exercised on April 7, 2022. The shares sold in the offering consisted of (i) 2,479,342 existing shares of Class A common stock and (ii) 2,695,658 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Simultaneously, 2,695,658 Class B shares were surrendered by the Selling Stockholders and canceled.

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 49.7% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada and through master franchise agreements or international expansion in 12 additional countries. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest Barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of March 31, 2022, 2,030 studios were open, and franchisees were contractually committed to open an additional 1,870 studios in North America under existing franchise agreements. In addition, as of March 31, 2022, we had 199 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 950 new studios in 12 additional countries.

During the three months ended March 31, 2022 and 2021, we generated revenue outside the United States of $3,380 and $315, respectively. As of March 31, 2022 and December 31, 2021, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

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

In 2020 and through most of 2021, the COVID-19 pandemic adversely impacted our ability to generate revenue. A substantial portion of our revenue is derived from royalty fees, which were affected by the decline in system-wide sales as almost all of our franchised studios were temporarily closed beginning in mid-March 2020. New studio openings were also delayed during this period. We also experienced a reduction in sales of new studio licenses and in installation of equipment in new studios. Additionally, we temporarily reduced our marketing fund fees from 2% to 1% of the sales of franchisees while studios were closed due to the COVID-19 pandemic and related government mandates and restrictions as part of our COVID-19 support response.

In response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020, although our franchised studios have resumed operations as of March 31, 2022. As the COVID-19 pandemic continued to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic. However, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 654 studios globally from April 2020 through March 31, 2022, including studios opened by Rumble and BFT, which were acquired by us in March 2021 and October 2021, respectively.

Our proven operational model allowed us to provide robust support to franchisees during the COVID-19 pandemic and has led to no units permanently closed under our ownership. Even though studios were temporarily closed, franchisees maintained strong member loyalty, with many members maintaining actively paying accounts or putting their memberships “on hold.” Members who did not pay membership dues while “on hold” kept their agreements and preserved the ability to reactivate when studios reopened, mitigating high member cancellation rates. While studios were closed, we continued to generate revenue from franchise license and royalty payments as customers engaged with our digital platform services and purchased merchandise. We took several actions to support franchisees’ efforts to ensure they had access to resources that guided them on generating revenues and reducing operating costs, including a temporary reduction in marketing fund percentage collected.

The adverse effects of the COVID-19 pandemic began to decline during 2021, and through the first quarter of 2022, although, infection rates continue to fluctuate in various regions and new strains and variants of the virus, including the delta and omicron variants, remain a risk. During the second quarter of 2021 through the first quarter of 2022 in particular, as vaccination rates have increased substantially in the United States and restrictions on indoor fitness classes in most states have either been reduced or eliminated, franchisees’ membership visits have increased. As of March 31, 2022, the membership levels and membership visits for the quarter ended March 31, 2022 were at 133% and 138%, respectively, relative to the quarter ended December 31, 2019 (excluding BFT) prior to the onset of the pandemic. For the quarter ended March 31, 2022, run-rate Average Unit Volume ("AUVs") recovered to approximately 94% relative to the quarter ended December 31, 2019 (including Rumble and BFT).

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

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures by local, state, federal and international authorities; the disruption to global supply chain; rising inflation rates; the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, as well as our overall business, results of operations, cash flows and financial condition.

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

Consideration for the transaction included cash of $60.0 million AUD ($44.3 million USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the United States and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5.0 million AUD (approximately $3.7 million USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14.0 million AUD (approximately $10.3 million USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company has determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9.4 million and is recorded in accrued expenses and contingent consideration from acquisitions in the condensed consolidated balance sheets.

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFT™ brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in either 2023 or 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

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

The following table sets forth our key performance indicators for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
System-wide sales	$224,545	$131,921
Number of new studios openings globally, net	99	79
Number of studios operating globally (cumulative total as of period end)	2,229	1,875
Number of licenses sold globally (cumulative total as of period end)(1)	4,684	3,601
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	950	793
AUV (LTM as of period end)	$431	$257
AUV (run rate)	$450	$303
Same store sales	47%	(24)%
Adjusted EBITDA(2)	$14,453	$3,557

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of adjusted EBITDA and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,954	176	2,130	1,714	82	1,796
New studio openings, net	76	23	99	53	26	79
Open studios (end of period)	2,030	199	2,229	1,767	108	1,875
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,062	362	4,424	3,275	194	3,469
New franchise license sales	211	49	260	98	34	132
Franchise licenses sold (total end of period)	4,273	411	4,684	3,373	228	3,601
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,149			901
Less: studios opened under MFAs			199			108
Remaining studios obligated to open under MFAs			950			793
Licenses sold by master franchisees, net (2)			208			118

(1) Global franchise licenses sold are presented gross of terminations.

(2) Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

All metrics above, other than adjusted EBITDA, are presented on an adjusted basis to reflect historical information of Rumble and BFT prior to the acquisition by the Company in March and October 2021, respectively. All references to these metrics in this Form 10-Q use this same basis of reporting.

System-Wide Sales

System-wide sales represent gross sales by all studios. System-wide sales includes sales by franchisees that are not revenue realized by us in accordance with GAAP. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, this operating metric relates to our revenue because we receive approximately 7% and 2% of the sales by franchisees as royalty revenue and marketing fund revenue, respectively. We believe that this operating measure aids in understanding how we derive our royalty revenue and marketing fund revenue and is important in evaluating our performance. System-wide sales growth is driven by new studio openings and increases in same store sales. Management reviews system-wide sales monthly, which enables us to assess changes in our franchise revenue, overall studio performance, the health of our brands and the strength of our market position relative to competitors.

Number of New Studio Openings

The number of new studio openings reflects the number of studios opened during a particular reporting period, net of studios no longer operating in the system. We consider a new studio to be open once the studio begins offering classes. Opening new studios is an important part of our growth strategy. New studios may not generate material revenue in the early period following an opening and their revenue may not follow historical patterns. Management reviews the number of new studio openings in order to help forecast operating results and to monitor studio opening processes.

Number of Studios Operating

In addition to the number of new studios opened during a period, we track the number of total studios operating at the end of a reporting period. We view this metric on a net basis to take account of any studios that may have closed during the reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we own and operate a limited number of studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses sold is a useful indicator of the number of studios that have opened and that are expected to open in the future, which management reviews in order to monitor and forecast our revenue streams. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open. Of the franchisees that opened their first studio in 2020, on average it took approximately 14.6 months from signing the franchise agreement to open. The length of time increased during 2020 and 2021 due to COVID-related opening restrictions. Management also reviews the number of licenses sold globally and the number of licenses contractually obligated to open internationally in order to help forecast studio growth and system-wide sales.

Average Unit Volume

Average Unit Volume (“AUV”) is calculated by dividing sales during the applicable period for all studios being measured by the number of studios being measured. LTM AUV consists of the average sales for the trailing 12 calendar months for all studios in North America that have been open for at least 13 calendar months as of the measurement date. Quarterly run-rate AUV consists of average quarterly sales for all studios that are at least six months old at the beginning of the respective quarter, multiplied by four. AUV growth is primarily driven by changes in same store sales and is also influenced by new studio openings. Management reviews AUV to assess studio economics.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation, acquisition and transaction expenses (including change in contingent consideration), management fees and expenses (that were discontinued after July 2021), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), secondary public offering expenses for which we do not receive proceeds and expense related to the remeasurement of our TRA obligation that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(15,179)	$(4,750)
Interest expense, net	2,472	4,328
Income taxes	(2,067)	201
Depreciation and amortization	3,492	2,055
EBITDA	(11,282)	1,834
Equity-based compensation	15,248	222
Acquisition and transaction expenses	9,544	350
Management fees and expenses	—	192
Litigation expenses	2,740	959
Employee retention credit	(2,597)	—
Secondary public offering expenses	487	—
TRA remeasurement	313	—
Adjusted EBITDA	$14,453	$3,557

Results of Operations

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue, net:
Franchise revenue	$25,500	$13,755
Equipment revenue	7,779	4,066
Merchandise revenue	6,083	4,232
Franchise marketing fund revenue	4,435	2,483
Other service revenue	6,565	4,529
Total revenue, net	50,362	29,065
Operating costs and expenses:
Costs of product revenue	9,592	5,344
Costs of franchise and service revenue	4,234	2,319
Selling, general and administrative expenses	33,919	16,602
Depreciation and amortization	3,492	2,055
Marketing fund expense	4,355	2,616
Acquisition and transaction expenses	9,544	350
Total operating costs and expenses	65,136	29,286
Operating loss	(14,774)	(221)
Other (income) expense:
Interest income	(389)	(95)
Interest expense	2,861	4,423
Total other expense	2,472	4,328
Loss before income taxes	(17,246)	(4,549)
Income taxes	(2,067)	201
Net loss	$(15,179)	$(4,750)

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue, net:
Franchise revenue	51%	47%
Equipment revenue	15%	14%
Merchandise revenue	12%	15%
Franchise marketing fund revenue	9%	8%
Other service revenue	13%	16%
Total revenue, net	100%	100%
Operating costs and expenses:
Costs of product revenue	19%	19%
Costs of franchise and service revenue	8%	8%
Selling, general and administrative expenses	67%	57%
Depreciation and amortization	7%	7%
Marketing fund expense	9%	9%
Acquisition and transaction expenses	19%	1%
Total operating costs and expenses	129%	101%
Operating loss	(29)%	(1)%
Other (income) expense:
Interest income	(1)%	—%
Interest expense	6%	15%
Total other expense	5%	15%
Loss before income taxes	(34)%	(16)%
Income taxes	(4)%	—%
Net loss	(30)%	(16)%

Three Months Ended March 31, 2022 versus 2021

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 versus the three months ended March 31, 2021.

Revenue

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$25,500	$13,755	$11,745	85.4%
Equipment revenue	7,779	4,066	3,713	91.3%
Merchandise revenue	6,083	4,232	1,851	43.7%
Franchise marketing fund revenue	4,435	2,483	1,952	78.6%
Other service revenue	6,565	4,529	2,036	45.0%
Total revenue, net	$50,362	$29,065	$21,297	73.3%

Total revenue. Total revenue was $50.4 million in the three months ended March 31, 2022, compared to $29.1 million in the three months ended March 31, 2021, an increase of $21.3 million, or 73.3%. The increase in total revenue was primarily due to reopening of studios that were temporarily closed or were operating under capacity restrictions in 2021 due to the COVID-19 pandemic and opening of new studios in 2022.

Franchise revenue. Franchise revenue was $25.5 million in the three months ended March 31, 2022, compared to $13.8 million in the three months ended March 31, 2021, an increase of $11.7 million, or 85.4%. Franchise revenue consisted of franchise royalty fees of $14.9 million, training fees of $1.8 million, franchise territory fees of $7.0 million and technology fees of $1.8 million in the three months ended March 31, 2022, compared to franchise royalty fees of $8.5 million, training fees of $1.4 million, franchise territory fees of $2.6 million and technology fees of $1.2 million in the three months ended March 31, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 47% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 263 new studio openings in North America since March 31, 2021, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $7.8 million in the three months ended March 31, 2022, compared to $4.1 million in the three months ended March 31, 2021, an increase of $3.7 million, or 91.3%. Most equipment revenue is recognized in the period that the equipment is installed. Equipment installations in the three months ended March 31, 2022, totaled 104 compared to 74 in the prior year period, with a larger percentage of higher dollar installations in 2022.

Merchandise revenue. Merchandise revenue was $6.1 million in the three months ended March 31, 2022, compared to $4.2 million in the three months ended March 31, 2021, an increase of $1.9 million, or 43.7%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $4.4 million in the three months ended March 31, 2022, compared to $2.5 million in the three months ended March 31, 2021, an increase of $1.9 million, or 78.6%. The increase was primarily due to an increase in same store sales, 263 new studio openings in North America since March 31, 2021 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees whose studios were closed due to the COVID-19 pandemic in 2021.

Other service revenue. Other service revenue was $6.6 million in the three months ended March 31, 2022, compared to $4.5 million in the three months ended March 31, 2021, an increase of $2.1 million, or 45.0%. The increase was primarily due to a $1.8 million increase in other preferred vendor commission revenue and brand fee revenue.

Operating Costs and Expenses

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$9,592	$5,344	$4,248	79.5%
Costs of franchise and service revenue	4,234	2,319	1,915	82.6%
Selling, general and administrative expenses	33,919	16,602	17,317	104.3%
Depreciation and amortization	3,492	2,055	1,437	69.9%
Marketing fund expense	4,355	2,616	1,739	66.5%
Acquisition and transaction expenses (income)	9,544	350	9,194	2,626.9%
Total operating costs and expenses	$65,136	$29,286	$35,850	122.4%

Costs of product revenue. Costs of product revenue was $9.6 million in the three months ended March 31, 2022, compared to $5.3 million in the three months ended March 31, 2021, an increase of $4.3 million, or 79.5%, compared to an increase in related revenues of 67.1%. Costs of product revenue as a percentage of related revenue increased to 69.2% in the three months ended March 31, 2022, from 64.4% in the three months ended March 31, 2021. The increase was due to a shift in equipment revenue mix in 2022.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.2 million in the three months ended March 31, 2022, compared to $2.3 million in the three months ended March 31, 2021, an increase of $1.9 million, or 82.6%. The increase was primarily due to a $1.5 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $33.9 million in the three months ended March 31, 2022, compared to $16.6 million in the three months ended March 31, 2021, an increase of $17.3 million, or 104.3%. The increase was primarily attributable to an increase in equity-based compensation of $15.0 million, primarily related to modification of performance-based awards in 2021 which vested in 2022 and new grants; an increase in accounting expenses of $1.3 million, primarily related to outsourcing of certain accounting functions and fees related to recovery of employee retention credit; increase in legal expenses of $1.5 million related to various legal matters; increase in insurance expense of $1.3 million; and $0.3 million net increase in other variable expenses in 2022; partially offset by a decrease in salaries and wages expense of $2.1 million attributable to employee retention credit recorded in the three months ended March 31, 2022.

Depreciation and amortization. Depreciation and amortization expense was $3.5 million in the three months ended March 31, 2022, compared to $2.1 million in the three months ended March 31, 2021, an increase of $1.4 million, or 69.9%. The increase was due primarily to amortization of intangibles related to the BFT and Rumble acquisitions in October 2021 and March 2021, respectively.

Marketing fund expense. Marketing fund expense was $4.4 million in the three months ended March 31, 2022, compared to $2.6 million in the three months ended March 31, 2021, an increase of $1.7 million, or 66.5% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses. Acquisition and transaction expenses were $9.5 million in the three months ended March 31, 2022, compared to $0.4 million in the three months ended March 31, 2021, a change of $9.2 million, or 2,626.9%. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $0.2 million of expense in 2021 related to the Rumble acquisition.

Other (Income) Expense, net

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(389)	$(95)	$(294)	309.5%
Interest expense	2,861	4,423	(1,562)	(35.3)%
Total other expense, net	$2,472	$4,328	$(1,856)	(42.9)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended March 31, 2022 and 2021.

Interest expense. Interest expense was $2.9 million in the three months ended March 31, 2022, compared to $4.4 million in the three months ended March 31, 2021, a decrease of $1.6 million, or 35.3%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was due primarily to lower average debt balance compared to the prior year.

Income Taxes

	Three Months Ended March 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$(2,067)	$201	$(2,268)	(1,128.4)%

Income taxes. Income taxes were ($2.1) million in the three months ended March 31, 2022, compared to $0.2 million in the three months ended March 31, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

Liquidity and Capital Resources

As of March 31, 2022, we had $14.2 million of cash and cash equivalents, excluding $1.6 million of restricted cash for marketing fund purposes.

We require cash principally to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our tax receivable agreement, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Form 10-K for the year ended December 31, 2021. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and MSD XPO Partners, LLC, MSD PCOF Partners XXXIX, LLC and DESALKIV Cayman C-2, Ltd. (f/k/a DELALV Cayman C-2, Ltd.) as the lenders (the “Credit Agreement”), which consists of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and together, the “Term Loans”). Affiliates of MSD XPO Partners, LLC, MSD PCOF Partners XXXIX, LLC and DESALKIV Cayman C-2, Ltd. (f/k/a DELALV Cayman C-2, Ltd.) (collectively, the “Preferred Investors”) also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock (the “Series A Convertible preferred stock”) for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.50% at March 31, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2022, we were in compliance with these covenants.

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

On October 8, 2021, we entered into a second amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38 million (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT Acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment. Outstanding borrowings on the Term Loan and the 2021 Incremental Term Loan were $132.5 million at March 31, 2022.

At March 31, 2022, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

The following table presents summary cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$2,888	$(200)
Net cash provided by (used in) investing activities	(2,208)	(1,649)
Net cash provided by (used in) financing activities	(6,250)	(2,100)
Net decrease in cash, cash equivalents and restricted cash	$(5,570)	$(3,949)

Cash Flows from Operating Activities

In the three months ended March 31, 2022, cash provided by operating activities was $2.9 million, compared to cash used of $0.2 million in the three months ended March 31, 2021, an increase in cash provided of $3.1 million. Of the change, $14.3 million was due to a higher net loss offset by adjustments for non-cash items. Additionally, the following changes in operating assets and liabilities contributed to the increased operating cash flows:

•
increase in cash inflows relating to deferred revenue of $0.9 million due to an increase in sales of additional franchises;
•
increase in cash outflows relating to (1) accounts payable and accrued expenses of $5.1 million due to timing of payments; (2) increase in accounts receivable and prepaid expense of $3.3 million; (3) increase in inventories of $2.7 million; and (4) payment of notes payable of $1.0 million.

Cash Flows from Investing Activities

In the three months ended March 31, 2022, cash used in investing activities was $2.2 million, compared to $1.6 million in the three months ended March 31, 2021, an increase in cash used of $0.6 million. The increase was primarily attributable to an increase in cash used to purchase property and equipment and issue notes receivables, partially offset by an increase in cash received from collection of notes receivable, increase in cash proceeds from sales of assets and decrease in cash used to purchase studios.

Cash Flows from Financing Activities

In the three months ended March 31, 2022, cash used by financing activities was $6.3 million, compared to $2.1 million in the three months ended March 31, 2021, an increase in cash used of $4.2 million. The increase in cash used was primarily attributable to dividend payment of $4.9 million, partially offset by a decrease in borrowings on long-term debt of $10.6 million, decrease in distribution to Member of $10.6 million, lower debt issuance costs of $0.2 million and lower payments on long-term debt and contingent consideration of $0.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2021, except for the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” which we adopted on January 1, 2022. For further discussion on the adoption of this new accounting standard please see Note 2 “Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). Except as noted below, there have been no material changes to the Risk Factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Upon completion of a secondary public offering in April 2022 by certain stockholders of the Company (the “Offering”), we ceased to be a controlled company within the meaning of the NYSE listing rules and accordingly, we are, subject to certain transition periods permitted by the NYSE listing rules, no longer be able to rely on exemptions from corporate governance requirements that are available to controlled companies.

Upon the completion of the Offering, certain Continuing Pre-IPO LLC Members ceased to own a majority of the combined voting power of our Class A and Class B common stock. Accordingly, we ceased to be a controlled company within the meaning of the NYSE listing rules and we are, subject to certain transition periods permitted by the NYSE listing rules, no longer able to rely on exemptions from corporate governance requirements that are available to controlled companies. As a result, we will be required to have at least one independent director on each of our Nominating and Corporate Governance Committee and Human Capital Management Committee upon completion of the Offering, at least a majority of independent directors on those committees within 90 days after the completion of the Offering, and fully independent Nominating and Corporate Governance Committee and Human Capital Management Committee within one year after the completion of the Offering. We will also be required to have a majority independent board of directors within one year after the completion of the Offering and to perform an annual performance evaluation of our Nominating and Corporate Governance Committee and Human Capital Management Committee. Prior to the Offering, our board of directors had determined that two of the four members of our board of directors are independent for purposes of the NYSE corporate governance standards and two of the three members of our Nominating and Corporate Governance committee, one of the two members of our Human Capital Management Committee and two of the three members of our Audit Committee meet the independence standards of the NYSE and the SEC applicable to such committee members. To the extent we rely, during our controlled company transition period, on any of the exemptions from corporate governance requirements that are available to controlled companies, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards. In addition, after the expiration of the transition period, we may not be able to comply fully with the corporate governance requirements, which may adversely affect the listing of our Class A common stock on the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: May 13, 2022	By:	/s/ John Meloun
John Meloun
Chief Financial Officer