Form 10-Q
period 2022-06-30
Xponential Fitness, Inc.
filed 2022-08-12
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 27,185,829 shares of Class A common stock outstanding and 21,713,155 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$29,267	$21,320
Accounts receivable, net (Note 10)	19,684	11,702
Inventories	14,287	6,928
Prepaid expenses and other current assets	5,907	5,271
Deferred costs, current portion	3,763	3,712
Notes receivable from franchisees, net (Note 10)	3,381	2,293
Total current assets	76,289	51,226
Property and equipment, net	15,254	12,773
Right-of-use assets	13,361	—
Goodwill	169,073	169,073
Intangible assets, net	142,670	136,863
Deferred costs, net of current portion	43,080	42,015
Notes receivable from franchisees, net of current portion (Note 10)	2,877	3,041
Other assets	632	553
Total assets	$463,236	$415,544
Liabilities, redeemable convertible preferred stock and deficit
Current Liabilities:
Accounts payable	$31,012	$14,905
Accrued expenses	16,719	21,045
Deferred revenue, current portion	29,926	22,747
Notes payable	—	983
Current portion of long-term debt	2,960	2,960
Other current liabilities	5,317	3,253
Total current liabilities	85,934	65,893
Deferred revenue, net of current portion	105,963	95,691
Contingent consideration from acquisitions (Note 16)	31,650	54,881
Long-term debt, net of current portion, discount and issuance costs	126,823	127,983
Lease liability	15,837	—
Other liabilities	2,376	4,675
Total liabilities	368,583	349,123
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	200,000	276,890
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,185,829 and 23,898,042 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 21,686,633 and 22,968,674 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	586,570	—
Receivable from shareholder (Note 10)	(10,600)	(10,600)
Accumulated deficit	(634,518)	(643,833)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(58,544)	(654,429)
Noncontrolling interests	(46,803)	443,960
Total stockholders' deficit	(105,347)	(210,469)
Total liabilities, redeemable convertible preferred stock and deficit	$463,236	$415,544

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net:
Franchise revenue	$27,622	$17,764	$53,122	$31,519
Equipment revenue	12,381	4,755	20,160	8,821
Merchandise revenue	6,753	4,509	12,836	8,741
Franchise marketing fund revenue	4,937	3,314	9,372	5,797
Other service revenue	7,867	5,433	14,432	9,962
Total revenue, net	59,560	35,775	109,922	64,840
Operating costs and expenses:
Costs of product revenue	13,519	6,274	23,111	11,618
Costs of franchise and service revenue	4,544	3,127	8,778	5,446
Selling, general and administrative expenses (Note 10)	29,322	21,202	63,241	37,804
Depreciation and amortization	3,579	2,407	7,071	4,462
Marketing fund expense	4,081	2,860	8,436	5,476
Acquisition and transaction expenses (income)	(31,627)	297	(22,083)	647
Total operating costs and expenses	23,418	36,167	88,554	65,453
Operating income (loss)	36,142	(392)	21,368	(613)
Other (income) expense:
Interest income	(418)	(358)	(807)	(453)
Interest expense (Note 10)	2,866	11,591	5,727	16,014
Gain on debt extinguishment	—	(3,707)	—	(3,707)
Total other expense	2,448	7,526	4,920	11,854
Income (loss) before income taxes	33,694	(7,918)	16,448	(12,467)
Income taxes	2,217	83	150	284
Net income (loss)	31,477	(8,001)	16,298	(12,751)
Less: net income attributable to noncontrolling interests	14,643	—	6,983	—
Net income (loss) attributable to Xponential Fitness, Inc.	$16,834	$(8,001)	$9,315	$(12,751)

Net earnings per share of Class A common stock:
Basic	$3.28	N/A	$1.86	N/A
Diluted	$0.50	N/A	$0.26	N/A
Weighted average shares of Class A common stock outstanding:
Basic	25,414,394	N/A	24,083,066	N/A
Diluted	63,183,268	N/A	62,696,023	N/A

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(Unaudited)

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898,042	$2	22,968,674	$2	$—	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351,163	—	(351,163)	—	517,283	—	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,946,644	—	—	—	—	—	—	—
Balance at March 31, 2022	24,249,205	2	24,564,155	2	465,525	—	(10,600)	(651,352)	(68,779)	(265,202)
Equity based compensation	—	—	—	—	3,861	—	—	—	(54)	3,807
Net income	—	—	—	—	—	—	—	16,834	14,643	31,477
Conversion of Class B shares to Class A shares	2,883,053	—	(2,883,053)	—	(7,387)	—	—	—	7,387	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	127,821	—	—	—	—	127,821
Vesting of Class B Shares	—	—	5,531	—	—	—	—	—	—	—
Vesting of restricted stock units	53,571	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	27,185,829	$2	21,686,633	$2	$586,570	$—	$(10,600)	$(634,518)	$(46,803)	$(105,347)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance at December 31, 2020	—	$—	—	$—	$—	$113,697	$(1,456)	$(107,492)	$—	$4,749
Equity-based compensation	—	—	—	—	—	222	—	—	—	222
Net loss	—	—	—	—	—	—	—	(4,750)	—	(4,750)
Parent contribution of Rumble assets	—	—	—	—	—	20,483	—	—	—	20,483
Distributions to Member	—	—	—	—	—	(10,600)	—	—	—	(10,600)
Payment received from Member, net	—	—	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	—	—	—	—	123,802	(1,454)	(112,242)	—	10,106
Equity based compensation	—	—	—	—	—	449	—	—	—	449
Net loss	—	—	—	—	—	—	—	(8,001)	—	(8,001)
Balance at June 30, 2021	—	$—	—	$—	$—	$124,251	$(1,454)	$(120,243)	$—	$2,554

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,298	$(12,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,071	4,462
Amortization of debt issuance cost	64	5,350
Amortization of discount on long-term debt	303	271
Change in contingent consideration from acquisitions	(22,081)	340
Bad debt expense (recovery)	(773)	10
Equity-based compensation	19,677	671
Non-cash interest	(448)	512
Gain on debt extinguishment	—	(3,707)
(Gain) loss on disposal of assets	(68)	179
Impairment of long-lived assets	—	781
Changes in assets and liabilities:
Accounts receivable	(6,964)	(2,619)
Inventories	(7,359)	876
Prepaid expenses and other current assets	(635)	(3,217)
Operating lease right-of-use assets and operating lease liabilities	(24)	—
Deferred costs	(1,116)	(1,809)
Notes receivable, net	13	177
Accounts payable	10,819	(3,241)
Accrued expenses	(2,216)	2,059
Related party payable	—	(315)
Other current liabilities	380	129
Deferred revenue	12,652	12,302
Other assets	(85)	26
Other liabilities	686	24
Net cash provided by operating activities	26,194	510
Cash flows from investing activities:
Purchases of property and equipment	(4,394)	(2,023)
Proceeds from sale of assets	65	—
Purchase of studios	—	(390)
Purchase of intangible assets	(912)	(568)
Notes receivable issued	(1,365)	—
Notes receivable payments received	971	550
Net cash used in investing activities	(5,635)	(2,113)
Cash flows from financing activities:
Borrowings from long-term debt	—	218,360
Payments on long-term debt	(1,480)	(194,330)
Debt issuance costs	(46)	(904)
Payment of preferred stock dividend and deemed dividend	(9,750)	—
Payment of contingent consideration	(1,336)	(1,935)
Payments on loans from related party (Note 10)	—	(86)
Distributions to Member	—	(10,600)
Receipts from Member, net (Note 10)	—	2
Net cash provided by (used in) financing activities	(12,612)	10,507
Increase in cash, cash equivalents and restricted cash	7,947	8,904
Cash, cash equivalents and restricted cash, beginning of period	21,320	11,299
Cash, cash equivalents and restricted cash, end of period	$29,267	$20,203

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$5,019	$10,672
Income taxes paid	2,003	258
Operating cash flows used in operating leases	1,745	—
Noncash investing and financing activity:
Capital expenditures accrued	$383	$201
Parent contribution of Rumble assets	—	20,483
Adjustment of preferred stock to redemption value	(76,890)	—
Intangible asset acquired in exchange for deferred revenue	4,800	—
Acquisition of intangible assets accrued	5,500	—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”), was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

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

As of June 30, 2022, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members, which was acquired on October 13, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 14 and 52 company-owned transition studios as of June 30, 2022 and 2021, respectively.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information –The Company operates in one reportable and operating segment. The Company generated $2,576 and $5,956 of revenue outside the United States during the three and six months ended June 30, 2022, respectively, and $223 and $539 during the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. Restricted cash was $2,221 and $1,427 at June 30, 2022 and December 31, 2021, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $2,327 and $2,193, respectively.

Accrued expenses – Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation	$3,815	$4,248
Contingent consideration from acquisitions, current portion	3,833	3,678
Sales tax accruals	6,342	6,003
Legal accruals	264	2,932
Accrued deemed dividend	—	3,250
Other accruals	2,465	934
Total accrued expenses	$16,719	$21,045

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

Earnings per share – Basic earnings per share is calculated by dividing the earnings attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three and six months ended June 30, 2022 and 2021.

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

Studios

During the six months ended June 30, 2021, the Company entered into agreements with franchisees under which the Company repurchased five studios to operate as company-owned transition studios. The aggregate purchase price for the acquisitions was $390, less $60 of net deferred revenue and deferred costs resulting in total purchase consideration of $330. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

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

During the six months ended June 30, 2021, the Company refranchised 19 company-owned transition studios for aggregate proceeds of $318 and recorded a loss on disposal of the related studio assets of $179. During the six months ended June 30, 2022, the Company refranchised 15 company-owned transition studios and received no proceeds and recorded no gain or loss on disposal of the studio assets. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a small number of strategic transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and six months ended June 30, 2022, the Company did not record any impairment charges. During the three and six months ended June 30, 2021, the Company recorded $0 and $781 of impairment charges, respectively, which is a level 3 measurement.

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

BodyFit Trademark

During the three months ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller") whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration, which was paid in July 2022, and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method, and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal is considered remote as of June 30, 2022.

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

During the three and six months ended June 30, 2021, the Company incurred $77 and $307, respectively, of transaction costs directly related to the Rumble acquisition, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the six months ended June 30, 2022. Other deferred revenue amounts of $15,896 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2021	$100,653	$5,980	$106,633
Revenue recognized that was included in deferred revenue at the beginning of the year	(10,661)	(1,661)	(12,322)
Deferred revenue recorded as settlement in purchase accounting	(12)	—	(12)
Increase, excluding amounts recognized as revenue during the year	18,218	7,476	25,694
Balance at June 30, 2022	$108,198	$11,795	$119,993

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2022. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2022	$2,626	$4,057	$6,683
2023	9,567	6,513	16,080
2024	11,364	1,225	12,589
2025	12,196	—	12,196
2026	12,308	—	12,308
Thereafter	60,137	—	60,137
	$108,198	$11,795	$119,993

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2022	2021
Franchise and area development fees	$108,198	$100,653
Brand fees	11,795	5,980
Equipment and other	15,896	11,805
Total deferred revenue	135,889	118,438
Non-current portion of deferred revenue	105,963	95,691
Current portion of deferred revenue	$29,926	$22,747

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2022 and December 31, 2021, there were approximately $3,320 and $3,071 of current deferred costs and approximately $42,917 and $41,941 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $2,797 and $5,350 for the three and six months ended June 30, 2022 respectively, and $1,440 and $2,449 for the three and six months ended June 30, 2021, respectively.

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

At June 30, 2022 and December 31, 2021, the principal balance of the notes receivable was approximately $8,585 and $7,473, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2022 and December 31, 2021, the Company has reserved approximately $2,327 and $2,139 as uncollectible notes receivable, respectively.

Note 6 – Property and equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Furniture and equipment	$3,580	$3,393
Computers and software	8,864	8,686
Vehicles	171	12
Leasehold improvements	6,489	6,481
Construction in progress	4,516	982
Less: accumulated depreciation	(8,366)	(6,781)
Total property and equipment	$15,254	$12,773

Depreciation expense for the three and six months ended June 30, 2022 was $821 and $1,666, respectively, and $738 and $1,454 for the three and six months ended June 30, 2021, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The Company has not identified any events or circumstances at June 30, 2022 that would require an interim goodwill impairment test. The carrying value of goodwill at June 30, 2022 and December 31, 2021 totaled $169,073.

Intangible assets consisted of the following:

		June 30, 2022			December 31, 2021
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$21,220	$(1,426)	$19,794	$10,920	$(794)	$10,126
Franchise agreements	7.5 – 10	69,500	(21,250)	48,250	69,500	(17,166)	52,334
Non-compete agreement	5	1,400	(1,385)	15	1,400	(1,282)	118
Web design and domain	3 – 10	430	(141)	289	430	(86)	344
Deferred video production costs	3	3,282	(1,567)	1,715	2,370	(1,036)	1,334
Total definite-lived intangible assets		95,832	(25,769)	70,063	84,620	(20,364)	64,256
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$168,439	$(25,769)	$142,670	$157,227	$(20,364)	$136,863

Amortization expense was $2,757 and $5,405, for the three and six months ended June 30, 2022, respectively, and $1,669 and $3,008 for the three and six months ended June 30, 2021, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2022	$5,762
2023	11,121
2024	10,761
2025	10,279
2026	7,532
Thereafter	24,608
Total	$70,063

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.51% at June 30, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2022, the Company was in compliance with these covenants.

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

The Company incurred debt issuance costs of $46 and $904 in the six months ended June 30, 2022 and 2021, respectively. Debt issuance cost amortization amounted to approximately $31 and $64 for the three and six months ended June 30, 2022, respectively, and $5,039 and $5,350 for the three and six months ended June 30, 2021, respectively. Unamortized debt issuance costs as of June 30, 2022 and December 31, 2021 were $324 and $341, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of June 30, 2022 were as follows:

Amount
Remainder of 2022	$1,480
2023	2,960
2024	2,960
2025	124,320
Total	$131,720

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2022 and December 31, 2021, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	June 30, 2022
ROU assets, net	Right-of-use assets	$13,361
Lease liabilities, short-term	Other current liabilities	$1,684
Lease liabilities, long-term	Lease liability	$15,837

Components of lease expense during the three and six months ended June 30, 2022, are summarized as follows:

	Three Months Ended June 30
	Related-party lease	Third-party leases	Total
Operating lease costs	$79	$876	$955
Variable lease costs	—	196	196
Short-term lease costs	—	1	1
Total	$79	$1,073	$1,152

	Six Months Ended June 30
	Related-party lease	Third-party leases	Total
Operating lease costs	$159	$1,689	$1,848
Variable lease costs	—	387	387
Short-term lease costs	—	108	108
Total	$159	$2,184	$2,343

Supplemental cash flow information related to operating leases during the three and six months ended June 30, 2022, is summarized as follows:

Three Months Ended June 30
Cash paid for amounts included in the measurement of operating lease liabilities	$837

Six Months Ended June 30
Cash paid for amounts included in the measurement of operating lease liabilities	$1,745

Other information related to leases as of June 30, 2022 is summarized as follows:

Weighted average remaining lease term (years)	8.75
Weighted average discount rate	7%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Maturities of lease liabilities as of June 30, 2022 are summarized as follows:

	Related-party lease	Third-party leases	Total
Remainder of 2022	$162	$1,352	$1,514
2023	331	2,685	3,016
2024	225	2,695	2,920
2025	—	2,514	2,514
2026	—	2,498	2,498
Thereafter	—	12,082	12,082
Total future lease payments	718	23,826	24,544
Less: imputed interest	53	6,970	7,023
Total	$665	$16,856	$17,521

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the three and six months ended June 30, 2021, the Company recorded approximately $207 and $399 of management fees included within SG&A expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

During 2020, the Company provided net funds to an affiliate of the Parent aggregating $1,456, which was recorded as a reduction to member's equity. During the three months ended March 31, 2021, the Parent repaid $2 of the receivable. The aggregate receivable from the Parent at June 30, 2021 was $1,454.

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

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loaned the funds to franchisees to purchase a franchise territory or to setup a studio. The Company recorded notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrued interest at the time the loan was made, which was recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At June 30, 2022 and December 31, 2021, the Company had recorded $99 and $96 of notes receivable, respectively. The notes payable were repaid in 2021. The Company recognized $3 and $6 of interest income in the three and six months ended June 30, 2022, respectively, and $3 and $6 in the three and six months ended June 30, 2021. The Company did not record any interest expense for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recorded $2 and $5 of interest expense, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. The Company recorded expense related to this lease of $80 and $159 in the three and six months ended June 30, 2022 and 2021, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue, and merchandise revenue, were $686 and $1,339 for the three and six months ended June 30, 2022, respectively, and $401 and $598 for the three and six months ended June 30, 2021, respectively. Included in accounts receivable as of June 30, 2022 and December 31, 2021, is $318 and $320, respectively, for such sales. At June 30, 2022 and December 31, 2021, notes receivable from franchisees includes $910 and $294 and notes receivable from franchisees, net of current portion includes $1,914 and $1,744, respectively, related to financing provided to these affiliates.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features are immaterial upon issuance and as of June 30, 2022.

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

At June 30, 2022, the Company recognized the Preferred maximum redemption value of $200,000, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Preferred Stock (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 200,000 outstanding shares of Preferred). The recording of the Preferred maximum redemption value was treated as deemed contribution, which was not included in the calculation of earnings per share, and resulted in a net increase of $76,890 to additional paid-in-capital.

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

Common stock – As described in Note 1, in connection with the IPO in July 2021, the Company issued 10,000,000 shares of Class A common stock, at a price of $12.00 per share. Immediately after the IPO, 22,994,042 shares of Class A common stock were outstanding, including 12,994,044 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,542,663 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members. In August 2021, the Company sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, the Company received net proceeds of approximately $10,116 on August 24, 2021, which were used (i) $9,000 to purchase 750,000 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital. On April 6, 2022, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco (the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold 4,500,000 shares of Class A common stock at a price of $20.00 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of the Company's Class A common stock, which was exercised on April 7, 2022. The shares sold in the offering consisted of (i) 2,479,342 existing shares of Class A common stock and (ii) 2,695,658 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Simultaneously, 2,695,658 Class B shares were surrendered by the Selling Stockholders and canceled. Additionally, during the three and six months ended June 30, 2022, pursuant to the Amended LLC agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 187,395 and 538,558 shares of Class A common stock on a one-for-one basis, respectively.

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

During the first and second quarters of 2022, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The following table summarizes the ownership of XPO LLC as of June 30, 2022:

Owner	Units Owned	Ownership percentage
XPO Inc.	27,185,829	55.6%
Noncontrolling interests	21,686,633	44.4%
Total	48,872,462	100.0%

Note 13 – Equity Compensation

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, is based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. During the six months ended June 30, 2022, the Company recognized $12,003 of expense, including $8,467 of accelerated compensation expense when these grants vested in March 2022.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years), with an increase to Member’s contribution / Additional Paid-in Capital in Member’s / Stockholders' equity. The fair value of the time-based grants was calculated using a Black-Scholes option-pricing model. The Company recognized $69 and $147 of expense during the three and six months ended June 30, 2022, respectively, and $449 and $671 in the three and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had $64 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.87 years for the time-based grants.

Restricted stock units –

In November 2021, the Company granted restricted stock unit (“RSU”) awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. As of June 30, 2022, management believes that the EBITDA targets will be achieved and is accordingly recognizing expense ratably over the vesting period. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the three and six months ended June 30, 2022, the Company recognized $621 and $1,242 of expense, respectively. At June 30, 2022, the Company had $6,279 of unrecognized expense relating to these grants.

The following table summarizes activity for RSUs for the three and six months ended June 30, 2022

Shares
Outstanding at December 31, 2021	1,122,877
Issued	1,274,422
Vested	—
Forfeited, expired, or canceled	(37,663)
Outstanding at March 31, 2022	2,359,636
Issued	247,643
Vested	(53,571)
Forfeited, expired, or canceled	(3,684)
Outstanding at June 30, 2022	2,550,024

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

During the three and six months ended June 30, 2022, the Company granted 247,643 and 1,522,065 RSUs, respectively, at a weighted average grant-date fair value of $17.61 and $19.65 per share. RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

Included in the RSUs described above, the Company granted 170,767 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. As of June 30, 2022, the achievement of performance metrics is considered probable.

Total compensation expense recognized for restricted stock units was $3,862 and $6,284 for the three and six months ended June 30, 2022, respectively.

At June 30, 2022, the Company had $36,084 of total unrecognized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 55.6% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and six months ended June 30, 2022 is 6.6% and 0.9%, respectively. The Company recognized income tax expense of $2,217 and $150 on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 44.4%.

As of June 30, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2022. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At June 30, 2022, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due to the pass-through treatment of XPO Holdings. The Company has deferred payroll taxes of approximately $325 as of June 30, 2022 and December 31, 2021, which will be due on or before December 31, 2022.

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

As of June 30, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,998 of the TRA, $56,688 of the TRA liability was not recorded as of June 30, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings Per Share

For the three and six months ended June 30, 2022, basic earnings per share has been calculated by dividing net income attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc, a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exist at the XPO Holdings level. The Company applies the two class method to allocate undistributed earnings of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income that is attributable to the Company and accordingly reflected in income available to common stockholders in the Company’s calculation of basic earnings per share. Due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings per share at the subsidiary level, the amounts presented as net income attributable to noncontrolling interests and net income attributable to XPO Inc. presented below will not agree to the amounts presented on the condensed consolidated statement of operations.

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. The potential dilutive impact of redeemable convertible preferred stock and Class B common stock was calculated using the as-if-converted method. The potentially dilutive impact of restricted stock units was calculated using the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net income	$31,477	$16,298
Less: net income attributable to noncontrolling interests	(72,592)	(41,998)
Less: dividends on preferred shares	(3,250)	(6,500)
Add: deemed contribution	127,821	76,890
Net income attributable to XPO Inc. - basic	$83,456	$44,690
Add: net income attributable to non-controlling interests	72,592	41,998
Add: dividends on preferred shares	3,250	6,500
Less: deemed contributions	(127,821)	(76,890)
Net income attributable to XPO Inc. - diluted	$31,477	$16,298
Denominator:
Weighted average shares of Class A common stock outstanding - basic	25,414,394	24,083,066
Effect of dilutive securities:
Rumble Class A common stock	1,300,032	1,300,032
Restricted stock units	473,776	791,234
Convertible preferred stocks	13,888,889	13,888,889
Conversion of Class B common stock to Class A common stock	22,106,177	22,632,802
Weighted average shares of Class A common stock outstanding - diluted	63,183,268	62,696,023

Net earnings per share attributable to Class A common stock - basic	$3.28	$1.86
Net earnings per share attributable to Class A common stock - diluted	$0.50	$0.26
Shares excluded from diluted earnings per share of Class A common stock:
Rumble contingent shares	2,024,445	2,024,445
Profits interests, time vesting	1,469	1,301

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $264 and $2,931 which is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $264 and $502 of additional contingent consideration as interest expense for the three and six months ended June 30, 2021, respectively. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. During the three and six months ended June 30, 2022, the Company recorded an increase of $60 and $260 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses. During the three and six months ended June 30, 2021, the Company recorded an increase of $220 and $340 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses. As of June 30, 2022 and December 31, 2021, contingent consideration totaled approximately $1,100 and $840, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

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

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions or forfeiture if the Rumble seller defaults under the terms of the note receivable. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three and six months ended June 30, 2022, the Company recorded a decrease of $31,700 and $22,200 to contingent consideration, which was recorded as acquisition and transaction expenses. At June 30, 2022 and December 31, 2021, contingent consideration totals $26,000 and $48,200, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the three and six months ended June 30, 2022, the Company recorded $164 and $342 of additional contingent consideration, which was recorded as interest expense, respectively. During the three and six months ended June 30, 2022, the Company recorded $13 and ($141) of additional contingent consideration, which was recorded as acquisition and transaction expense (income), respectively. In addition, during the three and six months ended June 30, 2022, the Company paid $747 and $1,336 of contingent consideration. At June 30, 2022 and December 31, 2021, contingent consideration was $3,833 and $3,678, respectively, recorded as accrued expenses and $4,550 and $5,841, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Note 17 – Subsequent Events

In July 2022, the Company entered into a settlement agreement with the Rumble sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extended the maturity date of the debt financing. In August 2022, the Rumble sellers borrowed an additional $3,300 under the debt financing agreement which will be recorded as receivable from shareholder within equity.

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 55.6% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

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

As of June 30, 2022, 2,123 studios were open in North America, and franchisees were contractually committed to open an additional 1,881 studios under existing franchise agreements. In addition, as of June 30, 2022, we had 234 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 917 new studios in 12 additional countries.

During the six months ended June 30, 2022 and 2021, we generated revenue outside the United States of $5,956 and $539, respectively. As of June 30, 2022 and December 31, 2021, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

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

In response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020. Our franchised studios have resumed operations as of June 30, 2022. As the COVID-19 pandemic continued to impact areas in which our studios operate, certain of our studios have had to re-close or significantly reduce capacity, and additional studios may have to re-close or further reduce capacity, pursuant to local guidelines. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic. However, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 782 studios globally from April 2020 through June 30, 2022, including studios opened by Rumble and BFT, which were acquired by us in March 2021 and October 2021, respectively.

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

The adverse effects of the COVID-19 pandemic began to decline during 2021, and through the first half of 2022, although, infection rates continue to fluctuate in various regions and new strains and variants of the virus, including the omicron variants, remain a risk. During the second quarter of 2021 through the first half of 2022 in particular, as vaccination rates have increased substantially in the United States and restrictions on indoor fitness classes in most states have either been reduced or eliminated, franchisees’ membership visits have increased. As of June 30, 2022, the actively paying members and membership visits for the quarter ended June 30, 2022 were at 139% and 146%, respectively, relative to the quarter ended December 31, 2019 (excluding BFT) prior to the onset of the pandemic. For the quarter ended June 30, 2022, run-rate Average Unit Volume ("AUVs") recovered to approximately 101% relative to the quarter ended December 31, 2019 (including Rumble and BFT).

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

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance continues to be uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures by local, state, federal and international authorities; the disruption to global supply chain; rising inflation rates; the impact of the pandemic on the fitness industry and responses from our franchisees to the pandemic. Although we have implemented measures to mitigate the impact of the COVID-19 pandemic on our business, we expect the pandemic to continue to adversely affect franchisees, as well as our overall business, results of operations, cash flows and financial condition.

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

Consideration for the transaction included cash of $60.0 million AUD ($44.3 million USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the United States and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5.0 million AUD (approximately $3.7 million USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14.0 million AUD (approximately $10.3 million USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company has determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9.4 million and is recorded in accrued expenses and contingent consideration from acquisitions in the condensed consolidated balance sheets. During the three and six months ended June 30, 2022, the Company paid $747 and $1,336 of contingent consideration.

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

Factors Affecting Our Results of Operations

In addition to the impact of the risks described above, we believe that the most significant factors affecting our results of operations include:

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
•
International and domestic expansion. We continue to invest in increasing the number of franchisees outside of North America. We have developed strong relationships and executed committed development contracts with master franchisees to propel our international growth. We plan to continue to invest in these relationships and seek new relationships and opportunities, including through acquisitions and partnerships, in countries that we have targeted for expansion. In the U.S., we may from time to time consider acquisition of and partnership with certain complimentary assets or businesses that can enhance and expand our brands and operations.
•
Demand and competition for consumer income. Our revenue and future success will depend in part on the attractiveness of our brands and the services provided by franchisees relative to other fitness and entertainment options available to consumers. Our franchisees’ AUVs are dependent upon the performance of studios and may be impacted by reduced capacity as a result of various factors, including the COVID-19 pandemic and shifting consumer demand and behavior for fitness services. Macroeconomic factors generally, and economic factors affecting a particular geographic territory, may also increase competition for discretionary income, impact the returns generated by franchisees and therefore impact our operating results.

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

The following table sets forth our key performance indicators for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
System-wide sales	$249,781	$171,955	$474,326	$303,876
Number of new studios openings globally, net	128	77	227	156
Number of studios operating globally (cumulative total as of period end)	2,357	1,952	2,357	1,952
Number of licenses sold globally (cumulative total as of period end)(1)	4,935	3,853	4,935	3,853
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	917	872	917	872
AUV (LTM as of period end)	$457	$313	$457	$313
AUV (run rate)	$480	$384	NA	NA
Same store sales	25%	129%	35%	22%
Adjusted EBITDA(2)	$17,636	$8,334	$32,089	$11,891

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of adjusted EBITDA and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	2,030	199	2,229	1,767	108	1,875
New studio openings, net	93	35	128	59	18	77
Open studios (end of period)	2,123	234	2,357	1,826	126	1,952
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,273	411	4,684	3,373	228	3,601
New franchise license sales	193	58	251	200	52	252
Franchise licenses sold (total end of period)	4,466	469	4,935	3,573	280	3,853
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,151			998
Less: studios opened under MFAs			234			126
Remaining studios obligated to open under MFAs			917			872
Licenses sold by master franchisees, net (2)			224			152

	Six Months Ended June 30,
	2022			2021
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,954	176	2,130	1,714	82	1,796
New studio openings, net	169	58	227	112	44	156
Open studios (end of period)	2,123	234	2,357	1,826	126	1,952
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,062	362	4,424	3,275	194	3,469
New franchise license sales	404	107	511	298	86	384
Franchise licenses sold (total end of period)	4,466	469	4,935	3,573	280	3,853
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,151			998
Less: studios opened under MFAs			234			126
Remaining studios obligated to open under MFAs			917			872
Licenses sold by master franchisees, net (2)			224			152

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

Number of Studios Operating

In addition to the number of new studios opened during a period, we track the number of total studios operating at the end of a reporting period. We view this metric on a net basis to take account of any studios that may have closed during the reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we own and operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

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

Average Unit Volume

Average Unit Volume (“AUV”) is calculated by dividing sales during the applicable period for all studios being measured by the number of studios being measured. AUV (LTM as of period end) consists of the average sales for the trailing 12 calendar months for all studios in North America that have been open for at least 13 calendar months as of the measurement date. Quarterly run-rate AUV consists of average quarterly sales for all studios that are at least six months old at the beginning of the respective quarter, multiplied by four. AUV growth is primarily driven by changes in same store sales and is also influenced by new studio openings. Management reviews AUV to assess studio economics.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$31,477	$(8,001)	$16,298	$(12,751)
Interest expense, net	2,448	11,233	4,920	15,561
Income taxes	2,217	83	150	284
Depreciation and amortization	3,579	2,407	7,071	4,462
EBITDA	39,721	5,722	28,439	7,556
Equity-based compensation	4,429	449	19,677	671
Acquisition and transaction expenses (income)	(31,627)	297	(22,083)	647
Management fees and expenses	—	207	—	399
Litigation expenses	4,619	1,659	7,359	2,618
Employee retention credit	—	—	(2,597)	—
Secondary public offering expenses	250	—	737	—
TRA remeasurement	244	—	557	—
Adjusted EBITDA	$17,636	$8,334	$32,089	$11,891

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue, net:
Franchise revenue	$27,622	$17,764	$53,122	$31,519
Equipment revenue	12,381	4,755	20,160	8,821
Merchandise revenue	6,753	4,509	12,836	8,741
Franchise marketing fund revenue	4,937	3,314	9,372	5,797
Other service revenue	7,867	5,433	14,432	9,962
Total revenue, net	59,560	35,775	109,922	64,840
Operating costs and expenses:
Costs of product revenue	13,519	6,274	23,111	11,618
Costs of franchise and service revenue	4,544	3,127	8,778	5,446
Selling, general and administrative expenses	29,322	21,202	63,241	37,804
Depreciation and amortization	3,579	2,407	7,071	4,462
Marketing fund expense	4,081	2,860	8,436	5,476
Acquisition and transaction expenses (income)	(31,627)	297	(22,083)	647
Total operating costs and expenses	23,418	36,167	88,554	65,453
Operating income (loss)	36,142	(392)	21,368	(613)
Other (income) expense:
Interest income	(418)	(358)	(807)	(453)
Interest expense	2,866	11,591	5,727	16,014
Gain on debt extinguishment	—	(3,707)	—	(3,707)
Total other expense	2,448	7,526	4,920	11,854
Income (loss) before income taxes	33,694	(7,918)	16,448	(12,467)
Income taxes	2,217	83	150	284
Net income (loss)	$31,477	$(8,001)	$16,298	$(12,751)

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net:
Franchise revenue	47%	50%	49%	49%
Equipment revenue	21%	13%	18%	14%
Merchandise revenue	11%	13%	12%	13%
Franchise marketing fund revenue	8%	9%	9%	9%
Other service revenue	13%	15%	12%	15%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	23%	18%	21%	18%
Costs of franchise and service revenue	8%	9%	8%	8%
Selling, general and administrative expenses	48%	59%	58%	58%
Depreciation and amortization	6%	7%	6%	7%
Marketing fund expense	7%	8%	8%	8%
Acquisition and transaction expenses (income)	(53)%	1%	(20)%	1%
Total operating costs and expenses	39%	101%	81%	101%
Operating income (loss)	61%	(1)%	19%	(1)%
Other (income) expense:
Interest income	(1)%	(1)%	(1)%	(1)%
Interest expense	5%	32%	5%	25%
Gain on debt extinguishment	—%	(10)%	—%	(6)%
Total other expense	4%	21%	4%	18%
Income (loss) before income taxes	57%	(22)%	15%	(19)%
Income taxes	4%	—%	—%	—%
Net income (loss)	53%	(22)%	15%	(20)%

Three Months Ended June 30, 2022 versus 2021

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2022 versus the three months ended June 30, 2021.

Revenue

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$27,622	$17,764	$9,858	55.5%
Equipment revenue	12,381	4,755	7,626	160.4%
Merchandise revenue	6,753	4,509	2,244	49.8%
Franchise marketing fund revenue	4,937	3,314	1,623	49.0%
Other service revenue	7,867	5,433	2,434	44.8%
Total revenue, net	$59,560	$35,775	$23,785	66.5%

Total revenue. Total revenue was $59.6 million in the three months ended June 30, 2022, compared to $35.8 million in the three months ended June 30, 2021, an increase of $23.8 million, or 66.5%. The increase in total revenue was primarily due to reopening of studios that were temporarily closed or were operating under capacity restrictions in 2021 due to the COVID-19 pandemic and opening of new studios in 2022.

Franchise revenue. Franchise revenue was $27.6 million in the three months ended June 30, 2022, compared to $17.8 million in the three months ended June 30, 2021, an increase of $9.9 million, or 55.5%. Franchise revenue consisted of franchise royalty fees of $17.0 million, training fees of $2.1 million, franchise territory fees of $6.5 million and technology fees of $2.0 million in the three months ended June 30, 2022, compared to franchise royalty fees of $11.1 million, training fees of $1.7 million, franchise territory fees of $3.4 million and technology fees of $1.6 million in the three months ended June 30, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 25% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 405 new studio openings globally since June 30, 2021, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $12.4 million in the three months ended June 30, 2022, compared to $4.8 million in the three months ended June 30, 2021, an increase of $7.6 million, or 160.4%. Most equipment revenue is recognized in the period that the equipment is installed. Global equipment installations in the three months ended June 30, 2022, totaled 136 compared to 66 in the prior year period, with a larger percentage of higher dollar installations in 2022.

Merchandise revenue. Merchandise revenue was $6.8 million in the three months ended June 30, 2022, compared to $4.5 million in the three months ended June 30, 2021, an increase of $2.2 million, or 49.8.%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $4.9 million in the three months ended June 30, 2022, compared to $3.3 million in the three months ended June 30, 2021, an increase of $1.6 million, or 49.0%. The increase was primarily due to an increase in same store sales, 297 new studio openings in North America since June 30, 2021 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees while their studios were closed due to the COVID-19 pandemic in 2021.

Other service revenue. Other service revenue was $7.9 million in the three months ended June 30, 2022, compared to $5.4 million in the three months ended June 30, 2021, an increase of $2.4 million, or 44.8%. The increase was primarily due to a $2.8 million increase in other preferred vendor commission revenue and brand fee revenue; partially offset by a decrease in package and memberships revenue due to fewer company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$13,519	$6,274	$7,245	115.5%
Costs of franchise and service revenue	4,544	3,127	1,417	45.3%
Selling, general and administrative expenses	29,322	21,202	8,120	38.3%
Depreciation and amortization	3,579	2,407	1,172	48.7%
Marketing fund expense	4,081	2,860	1,221	42.7%
Acquisition and transaction expenses (income)	(31,627)	297	(31,924)	NM
Total operating costs and expenses	$23,418	$36,167	$(12,749)	(35.3)%

Costs of product revenue. Costs of product revenue was $13.5 million in the three months ended June 30, 2022, compared to $6.3 million in the three months ended June 30, 2021, an increase of $7.2 million, or 115.5%, compared to an increase in related revenues of 106.5%. Costs of product revenue as a percentage of related revenue increased to 70.7% in the three months ended June 30, 2022, from 67.7% in the three months ended June 30, 2021. The increase was due to a shift in equipment revenue mix in 2022.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.5 million in the three months ended June 30, 2022, compared to $3.1 million in the three months ended June 30, 2021, an increase of $1.4 million, or 45.3%. The increase was due to a $1.4 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $29.3 million in the three months ended June 30, 2022, compared to $21.2 million in the three months ended June 30, 2021, an increase of $8.1 million, or 38.3%. The increase was primarily attributable to an increase in equity-based compensation of $4.0 million, primarily related to new grants; increase in legal expenses of $3.0 million related to various legal matters, increase in insurance expense of $1.3; and $0.2 million net decrease in other variable expenses in 2022.

Depreciation and amortization. Depreciation and amortization expense was $3.6 million in the three months ended June 30, 2022, compared to $2.4 million in the three months ended June 30, 2021, an increase of $1.2 million, or 48.7%. The increase was due primarily to amortization of intangibles related to the BFT and Rumble acquisitions in October 2021 and March 2021, respectively.

Marketing fund expense. Marketing fund expense was $4.1 million in the three months ended June 30, 2022, compared to $2.9 million in the three months ended June 30, 2021, an increase of $1.2 million, or 42.7% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $(31.6) million in the three months ended June 30, 2022, compared to $0.3 million in the three months ended June 30, 2021, a change of $(31.9) million. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(418)	$(358)	$(60)	16.8%
Interest expense	2,866	11,591	(8,725)	(75.3)%
Gain on debt extinguishment	—	(3,707)	3,707	NA
Total other expense, net	$2,448	$7,526	$(5,078)	(67.5)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended June 30, 2022 and 2021.

Interest expense. Interest expense was $2.9 million in the three months ended June 30, 2022, compared to $11.6 million in the three months ended June 30, 2021, a decrease of $8.7 million, or 75.3%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was primarily due to lower average debt balance compared to the prior year and to write off of $5.0 million of deferred loan costs and $1.9 million prepayment penalty incurred in the prior year period related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the three months ended June 30, 2021 represents the forgiveness of principal and interest on our Paycheck Protection Program loan.

Income Taxes

	Three Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$2,217	$83	$2,134	2,571.1%

Income taxes. Income taxes were $2.2 million in the three months ended June 30, 2022, compared to $0.08 million in the three months ended June 30, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

Six Months Ended June 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2022 versus the six months ended June 30, 2021.

Revenue

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$53,122	$31,519	$21,603	68.5%
Equipment revenue	20,160	8,821	11,339	128.5%
Merchandise revenue	12,836	8,741	4,095	46.8%
Franchise marketing fund revenue	9,372	5,797	3,575	61.7%
Other service revenue	14,432	9,962	4,470	44.9%
Total revenue, net	$109,922	$64,840	$45,082	69.5%

Total revenue. Total revenue was $109.9 million in the six months ended June 30, 2022, compared to $64.8 million in the six months ended June 30, 2021, an increase of $45.1 million, or 69.5%. The increase in total revenue was primarily due to reopening of studios that were temporarily closed or were operating under capacity restrictions in 2021 due to the COVID-19 pandemic and opening of new studios in 2022.

Franchise revenue. Franchise revenue was $53.1 million in the six months ended June 30, 2022, compared to $31.5 million in the six months ended June 30, 2021, an increase of $21.6 million, or 68.5%. Franchise revenue consisted of franchise royalty fees of $31.9 million, training fees of $3.8 million, franchise territory fees of $13.6 million and technology fees of $3.8 million in the six months ended June 30, 2022, compared to franchise royalty fees of $19.6 million, training fees of $3.1 million, franchise territory fees of $6.0 million and technology fees of $2.8 million in the six months ended June 30, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 35% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 405 new studio openings globally since June 30, 2021, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $20.2 million in the six months ended June 30, 2022, compared to $8.8 million in the six months ended June 30, 2021, an increase of $11.3 million, or 128.5%. Most equipment revenue is recognized in the period that the equipment is installed. Global equipment installations in the six months ended June 30, 2022, totaled 240 compared to 140 in the prior year period.

Merchandise revenue. Merchandise revenue was $12.8 million in the six months ended June 30, 2022, compared to $8.7 million in the six months ended June 30, 2021, an increase of $4.1 million, or 46.8%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $9.4 million in the six months ended June 30, 2022, compared to $5.8 million in the six months ended June 30, 2021, an increase of $3.6 million, or 61.7%. The increase was primarily due to an increase in same store sales, 297 new studio openings in North America since June 30, 2021 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees while their studios were closed due to the COVID-19 pandemic in 2021.

Other service revenue. Other service revenue was $14.4 million in the six months ended June 30, 2022, compared to $10.0 million in the six months ended June 30, 2021, an increase of $4.5 million, or 44.9%. The increase was primarily due to a $4.6 million increase in other preferred vendor commission revenue and brand fee revenue; partially offset by a decrease in package and memberships revenue due to fewer company-owned transition studios.

Operating Costs and Expenses

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$23,111	$11,618	$11,493	98.9%
Costs of franchise and service revenue	8,778	5,446	3,332	61.2%
Selling, general and administrative expenses	63,241	37,804	25,437	67.3%
Depreciation and amortization	7,071	4,462	2,609	58.5%
Marketing fund expense	8,436	5,476	2,960	54.1%
Acquisition and transaction expenses (income)	(22,083)	647	(22,730)	NM
Total operating costs and expenses	$88,554	$65,453	$23,101	35.3%

Costs of product revenue. Costs of product revenue was $23.1 million in the six months ended June 30, 2022, compared to $11.6 million in the six months ended June 30, 2021, an increase of $11.5 million, or 98.9%, compared to an increase in related revenues of 87.9%. Costs of product revenue as a percentage of related revenue increased to 70.0% in the six months ended June 30, 2022, from 66.2% in the six months ended June 30, 2021. The increase was due to a shift in equipment revenue mix in 2022.

Costs of franchise and service revenue. Costs of franchise and service revenue was $8.8 million in the six months ended June 30, 2022, compared to $5.4 million in the six months ended June 30, 2021, an increase of $3.3 million, or 61.2%. The increase was primarily due to a $2.9 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $63.2 million in the six months ended June 30, 2022, compared to $37.8 million in the six months ended June 30, 2021, an increase of $25.4 million, or 67.3%. The increase was primarily attributable to an increase in equity-based compensation of $19.0 million, primarily related to modification of performance-based awards in 2021 which vested in 2022 and new grants; an increase in accounting expenses of $1.7 million, primarily related to outsourcing of certain accounting functions and fees related to recovery of employee retention credit; increase in legal expenses of $4.6 million related to various legal matters; and increase in insurance expense of $2.6 million; partially offset by a decrease in salaries and wages expense of $2.5 million attributable to employee retention credit recorded in the six months ended June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $7.1 million in the six months ended June 30, 2022, compared to $4.5 million in the six months ended June 30, 2021, an increase of $2.6 million, or 58.5%. The increase was due primarily to amortization of intangibles related to the BFT and Rumble acquisitions in October 2021 and March 2021, respectively.

Marketing fund expense. Marketing fund expense was $8.4 million in the six months ended June 30, 2022, compared to $5.5 million in the six months ended June 30, 2021, an increase of $3.0 million, or 54.1% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $(22.1) million in the six months ended June 30, 2022, compared to $0.6 million in the six months ended June 30, 2021, a change of $(22.7) million. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $0.2 million of expense in 2021 related to the Rumble acquisition.

Other (Income) Expense, net

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(807)	$(453)	$(354)	78.1%
Interest expense	5,727	16,014	(10,287)	(64.2)%
Gain on debt extinguishment	—	(3,707)	3,707	NA
Total other expense, net	$4,920	$11,854	$(6,934)	(58.5)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the six months ended June 30, 2022 and 2021.

Interest expense. Interest expense was $5.7 million in the six months ended June 30, 2022, compared to $16.0 million in the six months ended June 30, 2021, a decrease of $10.3 million, or 64.2%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was due primarily to lower average debt balance compared to the prior year and to write off of $5.0 million of deferred loan costs and $1.9 million prepayment penalty incurred in the prior year period related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the six months ended June 30, 2021 represents the forgiveness of principal and interest on our Paycheck Protection Program loan.

Income Taxes

	Six Months Ended June 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$150	$284	$(134)	(47.2)%

Income taxes. Income taxes were $0.2 million in the six months ended June 30, 2022, compared to $0.3 million in the six months ended June 30, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

Liquidity and Capital Resources

As of June 30, 2022, we had $27.1 million of cash and cash equivalents, excluding $2.2 million of restricted cash for marketing fund purposes.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (7.51% at June 30, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2022, we were in compliance with these covenants.

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

On October 8, 2021, we entered into a second amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38 million (the “2021 Incremental Term Loan”), the proceeds of which were used to fund the BFT Acquisition and the payment of fees, costs and expenses related to the Amendment. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment. Outstanding borrowings on the Term Loan and the 2021 Incremental Term Loan were $131.7 million at June 30, 2022.

At June 30, 2022, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

The following table presents summary cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$26,194	$510
Net cash provided by (used in) investing activities	(5,635)	(2,113)
Net cash provided by (used in) financing activities	(12,612)	10,507
Net increase in cash, cash equivalents and restricted cash	$7,947	$8,904

Cash Flows from Operating Activities

In the six months ended June 30, 2022, cash provided by operating activities was $26.2 million, compared to cash provided of $0.5 million in the six months ended June 30, 2021, an increase in cash provided of $25.7 million. Of the change, $23.9 million was due to net income offset by adjustments for non-cash items. Additionally, the following changes in operating assets and liabilities contributed to the net increase in operating cash flows:

•
increase in accounts payable and other liabilities of $15.0 million due to timing of payments;
•
increase in prepaid expenses and other current assets of $2.6 million;
•
increase in deferred revenue of $0.3 million and deferred cost of $0.7 million due to an increase in sales of additional franchises;

•
increase in cash outflows relating to (1) increase in accrued expenses of $4.3 million; (2) increase in accounts receivable of $4.3 million; and (3) increase in inventories of $8.2 million.

Cash Flows from Investing Activities

In the six months ended June 30, 2022, cash used in investing activities was $5.6 million, compared to $2.1 million in the six months ended June 30, 2021, an increase in cash used of $3.5 million. The increase was primarily attributable to an increase in cash used to purchase property and equipment and issue notes receivables, partially offset by an increase in cash received from collection of notes receivable, increase in cash proceeds from sales of assets and decrease in cash used to purchase studios.

Cash Flows from Financing Activities

In the six months ended June 30, 2022, cash used in financing activities was $12.6 million, compared to cash provided by financing activities of $10.5 million in the six months ended June 30, 2021, an increase in cash used of $23.1 million. The increase in cash used was primarily attributable to dividend payment of $9.7 million, a decrease in borrowings on long-term debt of $218.4 million, decrease in distribution to Member of $10.6 million, lower debt issuance costs of $0.9 million and lower payments on long-term debt and contingent consideration of $193.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: August 12, 2022	By:	/s/ John Meloun
John Meloun
Chief Financial Officer