Form 10-Q
period 2022-09-30
Xponential Fitness, Inc.
filed 2022-11-10
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 27,566,312 shares of Class A common stock outstanding and 21,652,447 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$30,895	$21,320
Accounts receivable, net (Note 10)	19,377	11,702
Inventories	13,738	6,928
Prepaid expenses and other current assets	10,801	5,271
Deferred costs, current portion	3,573	3,712
Notes receivable from franchisees, net (Note 10)	1,926	2,293
Total current assets	80,310	51,226
Property and equipment, net	16,613	12,773
Right-of-use assets	22,738	—
Goodwill	165,697	169,073
Intangible assets, net	139,718	136,863
Deferred costs, net of current portion	43,402	42,015
Notes receivable from franchisees, net of current portion (Note 10)	3,107	3,041
Other assets	682	553
Total assets	$472,267	$415,544
Liabilities, redeemable convertible preferred stock and deficit
Current Liabilities:
Accounts payable	$23,342	$14,905
Accrued expenses	18,818	21,045
Deferred revenue, current portion	29,039	22,747
Notes payable	—	983
Current portion of long-term debt	3,035	2,960
Other current liabilities	6,620	3,253
Total current liabilities	80,854	65,893
Deferred revenue, net of current portion	108,191	95,691
Contingent consideration from acquisitions (Note 16)	46,655	54,881
Long-term debt, net of current portion, discount and issuance costs	131,668	127,983
Lease liability	24,472	—
Other liabilities	3,974	4,675
Total liabilities	395,814	349,123
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 200,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	257,096	276,890
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 27,560,549 and 23,898,042 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	2
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 21,650,669 and 22,968,674 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	528,807	—
Receivable from shareholder (Note 10)	(14,219)	(10,600)
Accumulated deficit	(641,656)	(643,833)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(127,063)	(654,429)
Noncontrolling interests	(53,580)	443,960
Total stockholders' deficit	(180,643)	(210,469)
Total liabilities, redeemable convertible preferred stock and deficit	$472,267	$415,544

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net:
Franchise revenue	$30,006	$19,985	$83,128	$51,504
Equipment revenue	11,770	6,750	31,930	15,571
Merchandise revenue	6,264	4,879	19,100	13,620
Franchise marketing fund revenue	5,172	3,706	14,544	9,503
Other service revenue	10,551	5,547	24,983	15,509
Total revenue, net	63,763	40,867	173,685	105,707
Operating costs and expenses:
Costs of product revenue	11,840	7,641	34,951	19,259
Costs of franchise and service revenue	4,811	3,169	13,589	8,615
Selling, general and administrative expenses (Note 10)	32,841	24,262	96,082	62,066
Depreciation and amortization	4,154	2,376	11,225	6,838
Marketing fund expense	4,260	3,828	12,696	9,304
Acquisition and transaction expenses (income)	16,290	2,880	(5,793)	3,527
Total operating costs and expenses	74,196	44,156	162,750	109,609
Operating income (loss)	(10,433)	(3,289)	10,935	(3,902)
Other (income) expense:
Interest income	(402)	(343)	(1,209)	(796)
Interest expense (Note 10)	3,333	5,855	9,060	21,869
Gain on debt extinguishment	—	—	—	(3,707)
Total other expense	2,931	5,512	7,851	17,366
Income (loss) before income taxes	(13,364)	(8,801)	3,084	(21,268)
Income taxes (benefit)	(308)	103	(158)	387
Net income (loss)	(13,056)	(8,904)	3,242	(21,655)
Less: net income (loss) attributable to noncontrolling interests	(5,918)	(4,848)	1,065	(17,599)
Net income (loss) attributable to Xponential Fitness, Inc.	$(7,138)	$(4,056)	$2,177	$(4,056)

Net earnings (loss) per share of Class A common stock:
Basic	$(1.53)	(0.38)	$0.28	(0.38)
Diluted	$(1.53)	(0.38)	$0.05	(0.38)
Weighted average shares of Class A common stock outstanding:
Basic	26,156,418	22,146,011	24,781,778	22,146,011
Diluted	26,156,418	22,146,011	62,822,737	22,146,011

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(Unaudited)

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898,042	$2	22,968,674	$2	$—	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351,163	—	(351,163)	—	517,283	—	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,946,644	—	—	—	—	—	—	—
Balance at March 31, 2022	24,249,205	2	24,564,155	2	465,525	—	(10,600)	(651,352)	(68,779)	(265,202)
Equity based compensation	—	—	—	—	3,861	—	—	—	(54)	3,807
Net income	—	—	—	—	—	—	—	16,834	14,643	31,477
Conversion of Class B shares to Class A shares	2,883,053	—	(2,883,053)	—	(7,387)	—	—	—	7,387	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	127,821	—	—	—	—	127,821
Vesting of Class B Shares	—	—	5,531	—	—	—	—	—	—	—
Vesting of restricted stock units	53,571	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	27,185,829	2	21,686,633	2	586,570	—	(10,600)	(634,518)	(46,803)	(105,347)
Equity based compensation	—	—	—	—	3,597	—	—	—	24	3,621
Net loss	—	—	—	—	—	—	—	(7,138)	(5,918)	(13,056)
Conversion of Class B shares to Class A shares	63,435	—	(63,435)	—	883	—	—	—	(883)	—
Vesting of Class B Shares	—	—	27,471	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	311,285	1	—	—	(1,897)	—	—	—	—	(1,896)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	(3,619)	—	—	(3,619)
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(57,096)	—	—	—	—	(57,096)
Balance at September 30, 2022	27,560,549	$3	21,650,669	$2	$528,807	$—	$(14,219)	$(641,656)	$(53,580)	$(180,643)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(Unaudited)

(amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member/ Shareholder	Accumulated Deficit	Total Equity (Deficit)	Redeemable noncontrolling interests
Balance at December 31, 2020	—	$—	—	$—	$—	$113,697	$(1,456)	$(107,492)	$4,749	$—
Equity-based compensation	—	—	—	—	—	222	—	—	222	—
Net loss	—	—	—	—	—	—	—	(4,750)	(4,750)	—
Parent contribution of Rumble assets	—	—	—	—	—	20,483	—	—	20,483	—
Distributions to Member	—	—	—	—	—	(10,600)	—	—	(10,600)	—
Payment received from Member, net	—	—	—	—	—	—	2	—	2	—
Balance at March 31, 2021	—	—	—	—	—	123,802	(1,454)	(112,242)	10,106	—
Equity based compensation	—	—	—	—	—	449	—	—	449	—
Net loss	—	—	—	—	—	—	—	(8,001)	(8,001)	—
Balance at June 30, 2021	—	—	—	—	—	124,251	(1,454)	(120,243)	2,554	—
Equity-based compensation prior to Reorganization Transactions	—	—	—	—	—	37	—	—	37	—
Payment received from Member, net		—		—	—	—	1,454	—	1,454	—
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	(591)	(591)	—
Effect of Reorganization Transactions	12,994,042	1	23,542,663	2	—	(124,288)	(10,600)	(202,374)	(337,259)	282,513
Issuance of Class A common stock at the IPO, net of underwriting and offering costs	10,000,000	1	—	—	104,248	—	—	—	104,249	—
Purchase of shares from LCAT shareholders	—	—	—	—	(104,248)	—	—	(46,737)	(150,985)	—
Issuance of Class A common stock for underwriters' option to purchase additional shares	904,000	—	—	—	10,116	—	—	—	10,116	—
Redemption of Class B shares	—	—	(750,000)	—	(9,000)	—	—	—	(9,000)	—
Vesting of Class B shares	—	—	170,583	—	—	—	—	—	—	—
Adjustment of preferred stock to redemption value	—	—	—	—	(1,116)	—	—	(488)	(1,604)	—
Equity-based compensation after Reorganization Transactions	—	—	—	—	3,493	—	—	—	3,493	—
Payment of preferred stock dividends	—	—	—	—	(2,492)	—	—	—	(2,492)	—
Adjustment for recognition of tax receivable agreement and deferred tax liabilities	—	—	—	—	(24)	—	—	—	(24)	—
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	(4,056)	(4,056)	(4,257)
Adjustment of redeemable noncontrolling interest	—	—	—	—	(977)	—	—	(12,171)	(13,148)	13,148
Balance at September 30, 2021	23,898,042	$2	22,963,246	$2	$—	$—	$(10,600)	$(386,660)	$(397,256)	$291,404

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,242	$(21,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,225	6,838
Amortization and write off of debt issuance cost	94	5,722
Amortization and write off of discount on long-term debt	454	2,553
Change in contingent consideration from acquisitions	(5,791)	3,220
Bad debt expense (recovery)	(526)	165
Adjustment for recognition of TRA and deferred tax liability	—	(24)
Equity-based compensation	23,920	4,201
Non-cash interest	(679)	765
Gain on debt extinguishment	—	(3,707)
(Gain) loss on disposal of assets	(90)	362
Impairment of studio assets	—	781
Impairment of brand assets	3,656	—
Changes in assets and liabilities:
Accounts receivable	(6,592)	(1,913)
Inventories	(6,810)	1,074
Prepaid expenses and other current assets	(5,529)	(9,429)
Operating lease right-of-use assets and operating lease liabilities	52	—
Deferred costs	(1,248)	(4,811)
Notes receivable, net	25	148
Accounts payable	7,497	(2,702)
Accrued expenses	(1,555)	(559)
Related party payable	—	(1)
Other current liabilities	599	455
Deferred revenue	13,993	22,372
Other assets	(129)	18
Other liabilities	1,663	52
Net cash provided by operating activities	37,471	3,925
Cash flows from investing activities:
Purchases of property and equipment	(5,660)	(2,604)
Proceeds from sale of assets	65	318
Purchase of studios	—	(390)
Purchase of intangible assets	(6,840)	(868)
Notes receivable issued	(1,782)	(1,000)
Notes receivable payments received	2,643	563
Net cash used in investing activities	(11,574)	(3,981)
Cash flows from financing activities:
Borrowings from long-term debt	5,480	218,360
Payments on long-term debt	(2,220)	(309,860)
Debt issuance costs	(49)	(904)
Proceeds from the issuance of Class A common stock, net of underwriting costs	—	122,016
Payments of costs related to IPO	—	(3,221)
Payments to purchase 750,000 LLC units/Class B Shares	—	(9,000)
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	198,396
Payment to purchase all of the shares of LCAT from LCAT shareholders	—	(144,485)
Payment of H&W Cash Merger Consideration	—	(11,720)
Payments to acquire the Preferred Units and LLC Units	—	(20,493)
Exchange of LLC units for Class B shares	—	2
Payment of preferred stock dividend and deemed dividend	(13,000)	(4,117)
Payment of contingent consideration	(1,336)	(12,006)
Payments on loans from related party (Note 10)	—	(85)
Member contributions	—	562
Payments for taxes related to net share settlement of restricted share units	(1,897)	—
Distributions to Member	—	(10,600)
Loan to shareholder	(3,300)
Receipts from Member, net (Note 10)	—	1,456
Net cash provided by (used in) financing activities	(16,322)	14,301
Increase in cash, cash equivalents and restricted cash	9,575	14,245
Cash, cash equivalents and restricted cash, beginning of period	21,320	11,299
Cash, cash equivalents and restricted cash, end of period	$30,895	$25,544

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$8,013	$13,582
Income taxes paid	2,570	1,159
Operating cash flows used in operating leases	2,783	—
Noncash investing and financing activity:
Capital expenditures accrued	$1,536	$260
Parent contribution of Rumble assets	—	20,483
Original contingent consideration related to Rumble	—	23,100
Rumble note receivable from shareholder	—	10,600
Adjustment of preferred stock to redemption value	(19,794)	1,604
Adjustment of redeemable noncontrolling interest	—	13,148
Deferred offering costs reclassified into equity	—	4,429
Accrued deemed dividend	—	4,875
Intangible asset acquired in exchange for deferred revenue	4,800	—
ROU assets obtained in exchange for new operating lease liabilities	10,305	—

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

As of September 30, 2022, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members, which was acquired on October 13, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 40 and 43 company-owned transition studios as of September 30, 2022 and 2021, respectively.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information –The Company operates in one reportable and operating segment. The Company generated $3,104 and $9,060 of revenue outside the United States during the three and nine months ended September 30, 2022, respectively, and $585 and $1,124 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. Restricted cash was $3,382 and $1,427 at September 30, 2022 and December 31, 2021, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was $1,297 and $2,193, respectively.

Accrued expenses – Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation	$4,485	$4,248
Contingent consideration from acquisitions, current portion	5,272	3,678
Sales tax accruals	4,697	6,003
Legal accruals	409	2,932
Accrued deemed dividend	—	3,250
Other accruals	3,955	934
Total accrued expenses	$18,818	$21,045

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three and nine months ended September 30, 2022 and 2021.

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

During the nine months ended September 30, 2021, the Company refranchised 28 company-owned transition studios for aggregate proceeds of $318 and recorded a loss on disposal of the related studio assets of $362. During the nine months ended September 30, 2022, the Company refranchised 16 company-owned transition studios and received no proceeds and recorded no gain or loss on disposal of the studio assets. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a small number of strategic transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and nine months ended September 30, 2022, the Company did not record any impairment charges. During the three and nine months ended September 30, 2021, the Company recorded $0 and $781 of impairment charges, respectively, which is a Level 3 measurement.

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

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller") whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration, which was paid in July 2022, and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of September 30, 2022.

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

During the three and nine months ended September 30, 2021, the Company incurred $0 and $307, respectively, of transaction costs directly related to the Rumble acquisition, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the nine months ended September 30, 2022. Other deferred revenue amounts of $16,367 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2021	$100,653	$5,980	$106,633
Revenue recognized that was included in deferred revenue at the beginning of the year	(16,073)	(2,456)	(18,529)
Deferred revenue recorded as settlement in purchase accounting	(240)	—	(240)
Increase, excluding amounts recognized as revenue during the year	28,398	4,601	32,999
Balance at September 30, 2022	$112,738	$8,125	$120,863

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2022	$1,927	$1,454	$3,381
2023	10,563	4,280	14,843
2024	12,360	1,564	13,924
2025	13,192	414	13,606
2026	13,304	413	13,717
Thereafter	61,392	—	61,392
	$112,738	$8,125	$120,863

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2022	2021
Franchise and area development fees	$112,738	$100,653
Brand fees	8,125	5,980
Equipment and other	16,367	11,805
Total deferred revenue	137,230	118,438
Non-current portion of deferred revenue	108,191	95,691
Current portion of deferred revenue	$29,039	$22,747

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, there were approximately $3,637 and $3,071 of current deferred costs and approximately $42,921 and $41,941 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $2,968 and $8,318 for the three and nine months ended September 30, 2022 respectively, and $1,513 and $3,962 for the three and nine months ended September 30, 2021, respectively.

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

At September 30, 2022 and December 31, 2021, the principal balance of the notes receivable was approximately $5,599 and $7,473, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2022 and December 31, 2021, the Company has reserved approximately $566 and $2,139 as uncollectible notes receivable, respectively.

Note 6 – Property and equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Furniture and equipment	$3,580	$3,393
Computers and software	12,990	8,686
Vehicles	171	12
Leasehold improvements	7,026	6,481
Construction in progress	2,271	982
Less: accumulated depreciation	(9,425)	(6,781)
Total property and equipment	$16,613	$12,773

Depreciation expense for the three and nine months ended September 30, 2022 was $1,054 and $2,720, respectively, and $705 and $2,159 for the three and nine months ended September 30, 2021, respectively.

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

Goodwill at September 30, 2022 decreased to $165,697 from $169,073 at December 31, 2021. The $3,376 decrease was due to an impairment charge of $3,376 recognized in the third quarter of 2022 included within selling, general and administrative expenses. This amount represents the accumulated total of impairments recognized to date related to goodwill.

During the quarter ended September 30, 2022, the Company determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to impacts arising from litigation resulting in decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3,376. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the trademark and franchise agreements intangible assets related to the AKT reporting unit were also impaired and recognized an impairment loss of $280 in the third quarter of 2022.

Intangible assets consisted of the following:

		September 30, 2022			December 31, 2021
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$21,110	$(2,078)	$19,032	$10,920	$(794)	$10,126
Franchise agreements	7.5 – 10	69,100	(23,111)	45,989	69,500	(17,166)	52,334
Non-compete agreement	5	1,400	(1,400)	—	1,400	(1,282)	118
Web design and domain	3 – 10	430	(168)	262	430	(86)	344
Deferred video production costs	3	3,709	(1,881)	1,828	2,370	(1,036)	1,334
Total definite-lived intangible assets		95,749	(28,638)	67,111	84,620	(20,364)	64,256
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$168,356	$(28,638)	$139,718	$157,227	$(20,364)	$136,863

Amortization expense was $3,100 and $8,505, for the three and nine months ended September 30, 2022, respectively, and $1,671 and $4,679 for the three and nine months ended September 30, 2021, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2022	$2,908
2023	11,239
2024	10,813
2025	10,296
2026	7,481
Thereafter	24,374
Total	$67,111

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

On March 24, 2021, the 2020 Facility was amended to provide for additional term loans in an amount up to $10,600, which amount was borrowed and the proceeds distributed to the Parent to fund a note payable under a $20,000 debt financing obligation in connection with the acquisition of Rumble (see Note 3 for additional information). Quarterly principal payments of $53 on the additional term loans began on June 30, 2021.

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (9.19% at September 30, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2022, the Company was in compliance with these covenants.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the nine months ended September 30, 2021 and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

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

On September 30, 2022, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment provides for, among other things, additional term loans in an aggregate principal amount of $7,500 (the “2022 Incremental Term Loan”), the proceeds of which were used for the acquisition of BodyFit trademark and general corporate purposes, including funding working capital and the payment of fees, costs and expenses related to the Third Amendment. The Company received $5,502 in September 2022 and the remaining $1,998 in principal amount was received in October 2022. The Third Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2022 Incremental Term Loan) commencing on December 31, 2022 to $759 and (ii) amended the amount of the prepayment premium applicable in the event the 2022 Incremental Term Loan is prepaid within two years of the effective date of the Third Amendment.

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

The Company incurred debt issuance costs of $49 and $904 in the nine months ended September 30, 2022 and 2021, respectively. Debt issuance cost amortization amounted to approximately $30 and $94 for the three and nine months ended September 30, 2022, respectively, and $372 and $5,722 for the three and nine months ended September 30, 2021, respectively. Unamortized debt issuance costs as of September 30, 2022 and December 31, 2021 were $296 and $341, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of September 30, 2022 were as follows:

Amount
Remainder of 2022	$759
2023	3,035
2024	3,035
2025	129,654
Total	$136,483

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2022 and December 31, 2021, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	September 30, 2022
ROU assets, net	Right-of-use assets	$22,738
Lease liabilities, short-term	Other current liabilities	$2,767
Lease liabilities, long-term	Lease liability	$24,472

Components of lease expense during the three and nine months ended September 30, 2022, are summarized as follows:

	Three Months Ended September 30
	Related-party lease	Third-party leases	Total
Operating lease costs	$80	$983	$1,063
Variable lease costs	—	207	207
Short-term lease costs	—	—	—
Total	$80	$1,190	$1,270

	Nine Months Ended September 30
	Related-party lease	Third-party leases	Total
Operating lease costs	$239	$2,513	$2,752
Variable lease costs	—	594	594
Short-term lease costs	—	108	108
Total	$239	$3,215	$3,454

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Supplemental cash flow information related to operating leases during the three and nine months ended September 30, 2022, is summarized as follows:

Three Months Ended September 30
Cash paid for amounts included in the measurement of operating lease liabilities	$1,038

Nine Months Ended September 30
Cash paid for amounts included in the measurement of operating lease liabilities	$2,783

Other information related to leases as of September 30, 2022 is summarized as follows:

Weighted average remaining lease term (years)	7.82
Weighted average discount rate	9%

Maturities of lease liabilities as of September 30, 2022 are summarized as follows:

Amount
Remainder of 2022	$1,241
2023	4,966
2024	4,987
2025	4,891
2026	4,954
Thereafter	16,360
Total future lease payments	37,399
Less: imputed interest	10,160
Total	$27,239

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In September 2017, the Parent entered into a management services agreement with TPG Growth III Management, LLC (“TPG”), which was an affiliate of the Parent, to pay TPG an annual fee of $750 for management services provided to the Company. In June 2018, TPG assigned the management services agreement to H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the three and nine months ended September 30, 2021, the Company recorded approximately $63 and $462 of management fees included within selling, general and administrative expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

During 2020, the Company provided net funds to an affiliate of the Parent aggregating $1,456, which was recorded as a reduction to member's equity. During the nine months ended September 30, 2021, the Parent repaid the balance of the receivable. The aggregate receivable from the Parent at September 30, 2021 was $0.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble seller. In July 2022, the Company entered into a settlement agreement with the Rumble sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In August 2022, the Rumble sellers borrowed an additional $3,300 under the debt financing agreement which was recorded as receivable from shareholder within equity. At September 30, 2022, the Company recorded $319 of interest in kind, which was recorded as an increase to receivable from shareholder within equity. In addition, the Company agreed to fund additional loans to the Rumble sellers under the existing debt financing agreement in an aggregate amount of $7,650 at various dates through July 2023.

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loaned the funds to franchisees to purchase a franchise territory or to setup a studio. The Company recorded notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrued interest at the time the loan was made, which was recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At September 30, 2022 and December 31, 2021, the Company had recorded $96 and $96 of notes receivable, respectively. The notes payable were repaid in 2021. The Company recognized $3 and $8 of interest income in the three and nine months ended September 30, 2022, respectively, and $3 and $9 in the three and nine months ended September 30, 2021. The Company did not record any interest expense for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recorded $0 and $5 of interest expense, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company is obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. The Company recorded expense related to this lease of $80 and $239 in the three and nine months ended September 30, 2022, respectively, and $78 and $233 in the three and nine months ended September 30, 2021, respectively. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

The Company earns revenues and has accounts receivable and notes receivables from franchisees who are also shareholders of or officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue, and merchandise revenue, were $679 and $2,018 for the three and nine months ended September 30, 2022, respectively, and $612 and $1,210 for the three and nine months ended September 30, 2021, respectively. Included in accounts receivable as of September 30, 2022 and December 31, 2021, is $6 and $320, respectively, for such sales. At September 30, 2022 and December 31, 2021, notes receivable from franchisees includes $0 and $294 and notes receivable from franchisees, net of current portion includes $1,921 and $1,744, respectively, related to financing provided to these affiliates.
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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features are immaterial upon issuance and as of September 30, 2022.

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

At September 30, 2022, the Company recognized the preferred maximum redemption value of $257,096, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 200,000 outstanding shares of Convertible Preferred). The recording of the preferred maximum redemption value was treated as deemed contribution, which was not included in the calculation of earnings per share, and resulted in a net increase of $19,794 to additional paid-in-capital.

Note 12 – Member’s/Stockholder's Equity (Deficit)

Member’s contributions – As described in Note 3 and presented in the condensed consolidated statements of changes to stockholders'/member’s equity (deficit), during the three months ended March 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

Common stock – As described in Note 1, in connection with the IPO in July 2021, the Company issued 10,000,000 shares of Class A common stock, at a price of $12.00 per share. Immediately after the IPO, 22,994,042 shares of Class A common stock were outstanding, including 12,994,044 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,542,663 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members. In August 2021, the Company sold 904,000 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, the Company received net proceeds of approximately $10,116 on August 24, 2021, which were used (i) $9,000 to purchase 750,000 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital. On April 6, 2022, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco (the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold 4,500,000 shares of Class A common stock at a price of $20.00 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 675,000 shares of the Company's Class A common stock, which was exercised on April 7, 2022. The shares sold in the offering consisted of (i) 2,479,342 existing shares of Class A common stock and (ii) 2,695,658 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Simultaneously, 2,695,658 Class B shares were surrendered by the Selling Stockholders and canceled. Additionally, during the three and nine months ended September 30, 2022, pursuant to the Amended LLC agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 63,435 and 601,993 shares of Class A common stock on a one-for-one basis, respectively.

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

During 2022, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

The following table summarizes the ownership of XPO LLC as of September 30, 2022:

Owner	Units Owned	Ownership percentage
XPO Inc.	27,560,549	56%
Noncontrolling interests	21,650,669	44%
Total	49,211,218	100%

Note 13 – Equity Compensation

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, is based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units is treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. During the nine months ended September 30, 2022, the Company recognized $12,003 of expense, including $8,467 of accelerated compensation expense when these grants vested in March 2022.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years), with an increase to Member’s contribution / Additional Paid-in Capital in Member’s / Stockholders' equity. The fair value of the time-based grants was calculated using a Black-Scholes option-pricing model. The Company recognized $24 and $171 of expense during the three and nine months ended September 30, 2022, respectively, and $137 and $808 in the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the Company had $40 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.84 years for the time-based grants.

Liability Classified Restricted stock units –

In November 2021, the Company granted restricted stock unit (“RSU”) awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. As of September 30, 2022, management believes that the EBITDA targets will be achieved and is accordingly recognizing expense ratably over the vesting period. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary.

During the three and nine months ended September 30, 2022, the Company recognized $623 and $1,865 of expense, respectively. At September 30, 2022, the Company had $5,658 of unrecognized expense relating to these grants.

Equity Classified Restricted stock units –

The following table summarizes activity for RSUs for the three and nine months ended September 30, 2022:

Shares
Outstanding at December 31, 2021	1,122,877
Issued	1,274,422
Vested	—
Forfeited, expired, or canceled	(37,663)
Outstanding at March 31, 2022	2,359,636
Issued	247,643
Vested	(53,571)
Forfeited, expired, or canceled	(3,684)
Outstanding at June 30, 2022	2,550,024
Issued	15,022
Vested	(427,629)
Forfeited, expired, or canceled	(16,256)
Outstanding at September 30, 2022	2,121,161

During the three and nine months ended September 30, 2022, the Company granted 15,022 and 1,537,087 RSUs, respectively, at a weighted average grant-date fair value of $17.36 and $19.62 per share. RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

Included in the RSUs described above, the Company granted 170,767 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. As of September 30, 2022, the achievement of performance metrics is considered probable.

Total compensation expense recognized for restricted stock units was $3,597 and $9,881 for the three and nine months ended September 30, 2022, respectively, and $783 for the three and nine months ended September 30, 2021. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. During the three and nine months ended September 30, 2022, the Company recognized an income tax benefit of $388 and $434 on vested RSUs, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

At September 30, 2022, the Company had $32,400 of total unrecognized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 56% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2022 is 0.03% and (0.02%), respectively. The effective tax rate for the three and nine months ended September 30, 2021 is (1.17%) and (1.82%), respectively. During the three and nine months ended September 30, 2022, the Company recognized income tax benefit of $308 and $158 on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 44%. During the three and nine months ended September 30, 2021, the Company recognized income tax expense of $103 and $387 on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 49%.

As of September 30, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2022. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are amending certain provisions of the previously enacted Tax Cuts and Jobs Act related to depreciable property and net operating losses, deferral of payroll taxes, and the PPP. At September 30, 2022, the Company has not booked any income tax provision/(benefit) for the impact for the CARES Act due to the pass-through treatment of XPO Holdings. The Company has deferred payroll taxes of approximately $325 as of September 30, 2022 and December 31, 2021, which will be due on or before December 31, 2022.

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

As of September 30, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $3,076 of the TRA, $56,294 of the TRA liability was not recorded as of September 30, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings (Loss) Per Share

For the three and nine months ended September 30, 2022 and 2021, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc, a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exist at the XPO Holdings level. The Company applies the two class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings (loss) per share. Due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings (loss) per share at the subsidiary level, the amounts presented as net income (loss) attributable to noncontrolling interests and net income (loss) attributable to XPO Inc. presented below will not agree to the amounts presented on the condensed consolidated statement of operations.

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of common stock outstanding for the potential dilutive impact of potential common stock. The potential dilutive impact of redeemable convertible preferred stock and Class B common stock was calculated using the as-if-converted method. The potentially dilutive impact of restricted stock units was calculated using the treasury stock method. Because the Company reported net losses for the three months ended September 30, 2022 and the three and nine months ended September 30, 2021, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(13,056)	$(8,904)	$3,242	$(21,655)
Less: net income (loss) attributable to noncontrolling interests	33,271	9,452	(6,295)	22,203
Less: dividends on preferred shares	(3,250)	(2,492)	(9,750)	(2,492)
Less: deemed contribution (dividend)	(57,096)	(6,500)	19,794	(6,500)
Net income (loss) attributable to XPO Inc. - basic	$(40,131)	$(8,444)	$6,991	$(8,444)
Add: net income (loss) attributable to non-controlling interests	-	-	6,295	-
Add: dividends on preferred shares	-	-	9,750	-
Less: deemed contributions (dividend)	-	-	(19,794)	-
Net income (loss) attributable to XPO Inc. - diluted	$(40,131)	$(8,444)	$3,242	$(8,444)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	26,156,418	22,146,011	24,781,778	22,146,011
Effect of dilutive securities:
Rumble Class A common stock	-	-	1,300,032	-
Restricted stock units	-	-	538,693	-
Convertible preferred stocks	-	-	13,888,889	-
Conversion of Class B common stock to Class A common stock	-	-	22,313,345	-
Weighted average shares of Class A common stock outstanding - diluted	26,156,418	22,146,011	62,822,737	22,146,011

Net earnings (loss) per share attributable to Class A common stock - basic	$(1.53)	$(0.38)	$0.28	$(0.38)
Net earnings (loss) per share attributable to Class A common stock - diluted	$(1.53)	$(0.38)	$0.05	$(0.38)
Shares excluded from diluted earnings (loss) per share of Class A common stock:
Rumble Class A common stock	1,300,032	1,300,032	-	1,300,032
Restricted stock units	2,121,161	821,308	-	821,308
Convertible preferred stocks	13,888,889	13,888,889	-	13,888,889
Conversion of Class B common stock to Class A common stock	21,650,669	22,963,246	-	22,963,246
Profits interests, performance vesting	-	1,934,550	-	1,934,550
Rumble contingent shares	2,024,445	2,024,445	2,024,445	2,024,445
Profits interests, time vesting	15,303	250,106	15,303	250,106

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $409 and $2,931 which is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $242 and $744 of additional contingent consideration as interest expense for the three and nine months ended September 30, 2021, respectively. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. During the three and nine months ended September 30, 2022, the Company recorded an increase of $120 and $380 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses. During the three and nine months ended September 30, 2021, the Company recorded an increase of $80 and $420 to contingent consideration, respectively, which was recorded as acquisition and transaction expenses. As of September 30, 2022 and December 31, 2021, contingent consideration totaled approximately $1,220 and $840, respectively. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved.

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

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions or forfeiture if the Rumble seller defaults under the terms of the note receivable. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three and nine months ended September 30, 2022, the Company recorded an increase of $16,170 and a decrease of $6,030 to contingent consideration, which was recorded as acquisition and transaction expense (income). During the three and nine months ended September 30, 2021, the Company recorded an increase of $2,800 to contingent consideration, which was recorded as acquisition and transaction expenses. At September 30, 2022 and December 31, 2021, contingent consideration totals $42,170 and $48,200, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the three and nine months ended September 30, 2022, the Company recorded $154 and $496 of additional contingent consideration, which was recorded as interest expense, respectively. During the three and nine months ended September 30, 2022, the Company recorded $0 and ($141) of additional contingent consideration, which was recorded as acquisition and transaction expense (income), respectively. In addition, during the three and nine months ended September 30, 2022, the Company paid $0 and $1,336 of contingent consideration. At September 30, 2022 and December 31, 2021, contingent consideration was $5,272 and $3,678 recorded as accrued expenses, respectively, and $3,265 and $5,841 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except share, per share and unit amounts)

Note 17 – Subsequent Events

In October 2022, the Rumble sellers borrowed an additional $1,750 under the debt financing agreement which was recorded as receivable from shareholder within equity (see Note 10).

In October 2022, the remaining $1,998 in principal amount was received under the Third Amendment to the Credit Agreement (see Note 8).

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 56% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada and through master franchise or international expansion agreements in 14 additional countries. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest Barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of September 30, 2022, 2,219 studios were open in North America, and franchisees were contractually committed to open an additional 1,919 studios under existing franchise agreements. In addition, as of September 30, 2022, we had 266 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 920 new studios.

During the nine months ended September 30, 2022 and 2021, we generated revenue outside the United States of $9,060 and $1,124, respectively. As of September 30, 2022 and December 31, 2021, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

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

In response to the COVID-19 pandemic, franchisees temporarily closed almost all studios system-wide in mid-March 2020. Our franchised studios have resumed operations as of September 30, 2022. We also experienced lower license sales and delays in new studios openings due to the COVID-19 pandemic.

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

Consideration for the transaction included cash of $60.0 million AUD ($44.3 million USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the United States and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5.0 million AUD (approximately $3.7 million USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14.0 million AUD (approximately $10.3 million USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company has determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9.4 million and is recorded in accrued expenses and contingent consideration from acquisitions in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company paid $0 and $1,336 of contingent consideration, respectively.

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
•
Demand and competition for consumer income. Our revenue and future success will depend in part on the attractiveness of our brands and the services provided by franchisees relative to other fitness and entertainment options available to consumers. Our franchisees’ AUVs are dependent upon the performance of studios and may be impacted by reduced capacity as a result of various factors, including the COVID-19 pandemic and shifting consumer demand and behavior for fitness services. Macroeconomic factors such as inflation and recession, and economic factors affecting a particular geographic territory, may also increase competition for discretionary income, impact the returns generated by franchisees and therefore impact our operating results.

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

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
System-wide sales	$264,837	$192,721	$739,163	$496,598
Number of new studios openings globally, net	128	80	355	236
Number of studios operating globally (cumulative total as of period end)	2,485	2,032	2,485	2,032
Number of licenses sold globally (cumulative total as of period end)(1)	5,193	4,123	5,193	4,123
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	920	879	920	879
AUV (LTM as of period end)	$475	$355	$475	$355
AUV (run rate)	$489	$417	NA	NA
Same store sales	17%	65%	28%	36%
Adjusted EBITDA(2)	$20,003	$6,829	$52,092	$18,720

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of adjusted EBITDA and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	2,123	234	2,357	1,826	126	1,952
New studio openings, net	96	32	128	65	15	80
Open studios (end of period)	2,219	266	2,485	1,891	141	2,032
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,466	469	4,935	3,573	280	3,853
New franchise license sales	209	49	258	236	34	270
Franchise licenses sold (total end of period)	4,675	518	5,193	3,809	314	4,123
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,186			1,020
Less: studios opened under MFAs			266			141
Remaining studios obligated to open under MFAs			920			879
Licenses sold by master franchisees, net (2)			226			171

	Nine Months Ended September 30,
	2022			2021
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,954	176	2,130	1,714	82	1,796
New studio openings, net	265	90	355	177	59	236
Open studios (end of period)	2,219	266	2,485	1,891	141	2,032
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,062	362	4,424	3,275	194	3,469
New franchise license sales	613	156	769	534	120	654
Franchise licenses sold (total end of period)	4,675	518	5,193	3,809	314	4,123
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,186			1,020
Less: studios opened under MFAs			266			141
Remaining studios obligated to open under MFAs			920			879
Licenses sold by master franchisees, net (2)			226			171

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

Number of Studios Operating

In addition to the number of new studios opened during a period, we track the number of total studios operating at the end of a reporting period. We view this metric on a net basis to take account of any studios that may have closed during the reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation, acquisition and transaction expenses (including change in contingent consideration), management fees and expenses (that were discontinued after July 2021), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), secondary public offering expenses for which we do not receive proceeds, expense related to the remeasurement of our TRA obligation and expense related to loss on impairment of our brand intangible assets and goodwill that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(13,056)	$(8,904)	$3,242	$(21,655)
Interest expense, net	2,931	5,512	7,851	21,073
Income taxes	(308)	103	(158)	387
Depreciation and amortization	4,154	2,376	11,225	6,838
EBITDA	(6,279)	(913)	22,160	6,643
Equity-based compensation	4,243	3,530	23,920	4,201
Acquisition and transaction expenses (income)	16,290	2,880	(5,793)	3,527
Management fees and expenses	—	63	—	462
Litigation expenses	1,015	1,089	8,374	3,707
Employee retention credit	—	—	(2,597)	—
Secondary public offering expenses	—	—	737	—
TRA remeasurement	1,078	180	1,635	180
Impairment of brand assets	3,656	—	3,656	—
Adjusted EBITDA	$20,003	$6,829	$52,092	$18,720

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue, net:
Franchise revenue	$30,006	$19,985	$83,128	$51,504
Equipment revenue	11,770	6,750	31,930	15,571
Merchandise revenue	6,264	4,879	19,100	13,620
Franchise marketing fund revenue	5,172	3,706	14,544	9,503
Other service revenue	10,551	5,547	24,983	15,509
Total revenue, net	63,763	40,867	173,685	105,707
Operating costs and expenses:
Costs of product revenue	11,840	7,641	34,951	19,259
Costs of franchise and service revenue	4,811	3,169	13,589	8,615
Selling, general and administrative expenses	32,841	24,262	96,082	62,066
Depreciation and amortization	4,154	2,376	11,225	6,838
Marketing fund expense	4,260	3,828	12,696	9,304
Acquisition and transaction expenses (income)	16,290	2,880	(5,793)	3,527
Total operating costs and expenses	74,196	44,156	162,750	109,609
Operating income (loss)	(10,433)	(3,289)	10,935	(3,902)
Other (income) expense:
Interest income	(402)	(343)	(1,209)	(796)
Interest expense	3,333	5,855	9,060	21,869
Gain on debt extinguishment	—	—	—	(3,707)
Total other expense	2,931	5,512	7,851	17,366
Income (loss) before income taxes	(13,364)	(8,801)	3,084	(21,268)
Income taxes	(308)	103	(158)	387
Net income (loss)	$(13,056)	$(8,904)	$3,242	$(21,655)

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net:
Franchise revenue	47%	49%	49%	49%
Equipment revenue	18%	16%	18%	15%
Merchandise revenue	10%	12%	11%	13%
Franchise marketing fund revenue	8%	9%	8%	9%
Other service revenue	17%	14%	14%	14%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	19%	19%	20%	18%
Costs of franchise and service revenue	8%	8%	8%	8%
Selling, general and administrative expenses	51%	59%	55%	59%
Depreciation and amortization	7%	6%	6%	6%
Marketing fund expense	7%	9%	7%	9%
Acquisition and transaction expenses (income)	26%	7%	(3)%	3%
Total operating costs and expenses	116%	108%	94%	104%
Operating income (loss)	(16)%	(8)%	6%	(4)%
Other (income) expense:
Interest income	(1)%	(1)%	(1)%	(1)%
Interest expense	5%	14%	5%	21%
Gain on debt extinguishment	—%	—%	—%	(4)%
Total other expense	5%	13%	5%	16%
Income (loss) before income taxes	(21)%	(21)%	1%	(20)%
Income taxes	—%	—%	—%	—%
Net income (loss)	(20)%	(22)%	2%	(20)%

Three Months Ended September 30, 2022 versus 2021

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2022 versus the three months ended September 30, 2021.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$30,006	$19,985	$10,021	50.1%
Equipment revenue	11,770	6,750	5,020	74.4%
Merchandise revenue	6,264	4,879	1,385	28.4%
Franchise marketing fund revenue	5,172	3,706	1,466	39.6%
Other service revenue	10,551	5,547	5,004	90.2%
Total revenue, net	$63,763	$40,867	$22,896	56.0%

Total revenue. Total revenue was $63.8 million in the three months ended September 30, 2022, compared to $40.9 million in the three months ended September 30, 2021, an increase of $22.9 million, or 56.0%. The increase in total revenue was primarily due to increase in same store sales and increase in open studios.

Franchise revenue. Franchise revenue was $30.0 million in the three months ended September 30, 2022, compared to $20.0 million in the three months ended September 30, 2021, an increase of $10.0 million, or 50.1%. Franchise revenue consisted of franchise royalty fees of $18.0 million, training fees of $2.1 million, franchise territory fees of $7.0 million and technology fees of $2.9 million in the three months ended September 30, 2022, compared to franchise royalty fees of $12.6 million, training fees of $2.0 million, franchise territory fees of $3.6 million and technology fees of $1.9 million in the three months ended September 30, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 17% increase in same store sales and to 453 new studio openings globally since September 30, 2021, which also contributed to the increase in franchise territory fees.

Equipment revenue. Equipment revenue was $11.8 million in the three months ended September 30, 2022, compared to $6.8 million in the three months ended September 30, 2021, an increase of $5.0 million, or 74.4%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended September 30, 2022, totaled 136 compared to 76 in the prior year period, with a larger percentage of higher dollar installations in 2021.

Merchandise revenue. Merchandise revenue was $6.3 million in the three months ended September 30, 2022, compared to $4.9 million in the three months ended September 30, 2021, an increase of $1.4 million, or 28.4.%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $5.2 million in the three months ended September 30, 2022, compared to $3.7 million in the three months ended September 30, 2021, an increase of $1.5 million, or 39.6%. The increase was primarily due to an increase in same store sales, 328 new studio openings in North America since September 30, 2021 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees while their studios were closed due to the COVID-19 pandemic in 2021.

Other service revenue. Other service revenue was $10.6 million in the three months ended September 30, 2022, compared to $5.5 million in the three months ended September 30, 2021, an increase of $5.0 million, or 90.2%. The increase was primarily due to a $5.1 million increase in other preferred vendor commission revenue and brand fee revenue; partially offset by a decrease in package and memberships revenue due to fewer company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$11,840	$7,641	$4,199	55.0%
Costs of franchise and service revenue	4,811	3,169	1,642	51.8%
Selling, general and administrative expenses	32,841	24,262	8,579	35.4%
Depreciation and amortization	4,154	2,376	1,778	74.8%
Marketing fund expense	4,260	3,828	432	11.3%
Acquisition and transaction expenses (income)	16,290	2,880	13,410	465.6%
Total operating costs and expenses	$74,196	$44,156	$30,040	68.0%

Costs of product revenue. Costs of product revenue was $11.8 million in the three months ended September 30, 2022, compared to $7.6 million in the three months ended September 30, 2021, an increase of $4.2 million, or 55.0%, compared to an increase in related revenues of 55.1%. Costs of product revenue as a percentage of related revenue was 65.7% in the three months ended September 30, 2022 and 2021.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.8 million in the three months ended September 30, 2022, compared to $3.2 million in the three months ended September 30, 2021, an increase of $1.6 million, or 51.8%. The increase was primarily due to a $1.5 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $32.8 million in the three months ended September 30, 2022, compared to $24.3 million in the three months ended September 30, 2021, an increase of $8.6 million, or 35.4%. The increase was primarily attributable to an increase in equity-based compensation of $0.7 million, primarily related to new grants; increase in legal expenses of $2.3 million related to various legal matters; increase in salaries and wages of $1.8 million related to payroll tax expense in connection with restricted stock units and the acquisition of BFT in October 2021; increase in impairment charges of $3.7 million related to impairment of intangible assets and goodwill of the AKT reporting unit in September 2022; and $0.1 million net increase in other variable expenses in 2022.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million in the three months ended September 30, 2022, compared to $2.4 million in the three months ended September 30, 2021, an increase of $1.8 million, or 74.8%. The increase was due primarily to amortization of intangibles related to the BFT acquisition in October 2021 and the BodyFit trademark acquisition in the second quarter of 2022.

Marketing fund expense. Marketing fund expense was $4.3 million in the three months ended September 30, 2022, compared to $3.8 million in the three months ended September 30, 2021, an increase of $0.4 million, or 11.3% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $16.3 million in the three months ended September 30, 2022, compared to $2.9 million in the three months ended September 30, 2021, a change of $13.4 million. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Three Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(402)	$(343)	$(59)	17.2%
Interest expense	3,333	5,855	(2,522)	(43.1)%
Total other expense, net	$2,931	$5,512	$(2,581)	(46.8)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended September 30, 2022 and 2021.

Interest expense. Interest expense was $3.3 million in the three months ended September 30, 2022, compared to $5.9 million in the three months ended September 30, 2021, a decrease of $2.5 million, or 43.1%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was primarily due to lower average debt balance compared to the prior year and to write off of $2.5 million of deferred loan costs and debt discount and $0.4 million prepayment penalty incurred in the prior year period related to paydown of debt with IPO proceeds.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$(308)	$103	$(411)	(399.0)%

Income taxes. Income taxes (benefit) were ($0.3) million in the three months ended September 30, 2022, compared to $0.1 million in the three months ended September 30, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

Nine Months Ended September 30, 2022 and 2021

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021.

Revenue

	Nine Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$83,128	$51,504	$31,624	61.4%
Equipment revenue	31,930	15,571	16,359	105.1%
Merchandise revenue	19,100	13,620	5,480	40.2%
Franchise marketing fund revenue	14,544	9,503	5,041	53.0%
Other service revenue	24,983	15,509	9,474	61.1%
Total revenue, net	$173,685	$105,707	$67,978	64.3%

Total revenue. Total revenue was $173.7 million in the nine months ended September 30, 2022, compared to $105.7 million in the nine months ended September 30, 2021, an increase of $68.0 million, or 64.3%. The increase in total revenue was primarily due to reopening of studios that were temporarily closed or were operating under capacity restrictions in 2021 due to the COVID-19 pandemic and opening of new studios in 2022.

Franchise revenue. Franchise revenue was $83.1 million in the nine months ended September 30, 2022, compared to $51.5 million in the nine months ended September 30, 2021, an increase of $31.6 million, or 61.4%. Franchise revenue consisted of franchise royalty fees of $49.9 million, training fees of $6.0 million, franchise territory fees of $20.6 million and technology fees of $6.6 million in the nine months ended September 30, 2022, compared to franchise royalty fees of $32.2 million, training fees of $5.1 million, franchise territory fees of $9.6 million and technology fees of $4.7 million in the nine months ended September 30, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 28% increase in same store sales due in large part to temporary studio closures as a result of the COVID-19 pandemic in the prior year period, and to 453 new studio openings globally since September 30, 2021, which also contributed to the increase in franchise territory fees and technology fees.

Equipment revenue. Equipment revenue was $31.9 million in the nine months ended September 30, 2022, compared to $15.6 million in the nine months ended September 30, 2021, an increase of $16.4 million, or 105.1%. Most equipment revenue is recognized in the period that the equipment is installed. Global equipment installations in the nine months ended September 30, 2022, totaled 376 compared to 216 in the prior year period, primarily due to the increase of studio openings compared to prior year period.

Merchandise revenue. Merchandise revenue was $19.1 million in the nine months ended September 30, 2022, compared to $13.6 million in the nine months ended September 30, 2021, an increase of $5.5 million, or 40.2%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the prior year period due to the COVID-19 pandemic.

Franchise marketing fund revenue. Franchise marketing fund revenue was $14.5 million in the nine months ended September 30, 2022, compared to $9.5 million in the nine months ended September 30, 2021, an increase of $5.0 million, or 53.0%. The increase was primarily due to an increase in same store sales, 328 new studio openings in North America since September 30, 2021 and a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees while their studios were closed due to the COVID-19 pandemic in 2021.

Other service revenue. Other service revenue was $25.0 million in the nine months ended September 30, 2022, compared to $15.5 million in the nine months ended September 30, 2021, an increase of $9.5 million, or 61.1%. The increase was primarily due to a $9.7 million increase in other preferred vendor commission revenue and brand fee revenue; partially offset by a decrease in package and memberships revenue due to fewer company-owned transition studios.

Operating Costs and Expenses

	Nine Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$34,951	$19,259	$15,692	81.5%
Costs of franchise and service revenue	13,589	8,615	4,974	57.7%
Selling, general and administrative expenses	96,082	62,066	34,016	54.8%
Depreciation and amortization	11,225	6,838	4,387	64.2%
Marketing fund expense	12,696	9,304	3,392	36.5%
Acquisition and transaction expenses (income)	(5,793)	3,527	(9,320)	(264.2)%
Total operating costs and expenses	$162,750	$109,609	$53,141	48.5%

Costs of product revenue. Costs of product revenue was $35.0 million in the nine months ended September 30, 2022, compared to $19.3 million in the nine months ended September 30, 2021, an increase of $15.7 million, or 81.5%, compared to an increase in related revenues of 74.8%. Costs of product revenue as a percentage of related revenue increased to 68.5% in the nine months ended September 30, 2022, from 66.0% in the nine months ended September 30, 2021. The increase was due to a shift in equipment revenue mix in 2022.

Costs of franchise and service revenue. Costs of franchise and service revenue was $13.6 million in the nine months ended September 30, 2022, compared to $8.6 million in the nine months ended September 30, 2021, an increase of $5.0 million, or 57.7%. The increase was primarily due to a $4.4 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $96.1 million in the nine months ended September 30, 2022, compared to $62.1 million in the nine months ended September 30, 2021, an increase of $34.0 million, or 54.8%. The increase was primarily attributable to an increase in equity-based compensation of $19.7 million, primarily related to modification of performance-based awards in 2021 which vested in 2022 and new grants; an increase in accounting expenses of $2.4 million, primarily related to outsourcing of certain accounting functions and fees related to recovery of employee retention credit; increase in legal expenses of $6.8 million related to various legal matters; increase in insurance expense of $2.7 million; increase in impairment charges of $2.9 million; and $0.2 million net increase in other variable expenses in 2022; partially offset by a net decrease in salaries and wages expense of $0.7 million primarily attributable to employee retention credit recorded in the nine months ended September 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $11.2 million in the nine months ended September 30, 2022, compared to $6.8 million in the nine months ended September 30, 2021, an increase of $4.4 million, or 64.2%. The increase was due primarily to amortization of intangibles related to the BFT acquisition in October 2021 and the BodyFit trademark acquisition in the second quarter of 2022.

Marketing fund expense. Marketing fund expense was $12.7 million in the nine months ended September 30, 2022, compared to $9.3 million in the nine months ended September 30, 2021, an increase of $3.4 million, or 36.5% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were ($5.8) million in the nine months ended September 30, 2022, compared to $3.5 million in the nine months ended September 30, 2021, a decrease of $9.3 million. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $0.3 million of expense in 2021 related to the Rumble acquisition.

Other (Income) Expense, net

	Nine Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(1,209)	$(796)	$(413)	51.9%
Interest expense	9,060	21,869	(12,809)	(58.6)%
Gain on debt extinguishment	—	(3,707)	3,707	NA
Total other expense, net	$7,851	$17,366	$(9,515)	(54.8)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the nine months ended September 30, 2022 and 2021.

Interest expense. Interest expense was $9.1 million in the nine months ended September 30, 2022, compared to $21.9 million in the nine months ended September 30, 2021, a decrease of $12.8 million, or 58.6%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was due primarily to lower average debt balance compared to the prior year and to write off of $7.5 million of deferred loan costs and debt discount and $2.3 million prepayment penalty incurred in the prior year period related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021, and $115 million paydown of debt with IPO proceeds.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the nine months ended September 30, 2021 represents the forgiveness of principal and interest on our Paycheck Protection Program loan.

Income Taxes

	Nine Months Ended September 30,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$(158)	$387	$(545)	(140.8)%

Income taxes. Income taxes (benefit) were ($0.2) in the nine months ended September 30, 2022, compared to $0.4 million in the nine months ended September 30, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

Liquidity and Capital Resources

As of September 30, 2022, we had $27.5 million of cash and cash equivalents, excluding $3.4 million of restricted cash for marketing fund purposes.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (9.19% at September 30, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2022, we were in compliance with these covenants.

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

On September 30, 2022, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment provides for, among other things, additional term loans in an aggregate principal amount of $7.5 million (the “2022 Incremental Term Loan”), the proceeds of which were used for the acquisition of BodyFit trademark and general corporate purposes, including funding working capital and the payment of fees, costs and expenses related to the Third Amendment. We received $5.5 million in September 2022 and the remaining $2.0 million of the principal amount was received in October 2022. The Third Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2022 Incremental Term Loan) commencing on December 31, 2022 and (ii) amended the amount of the prepayment premium applicable in the event the 2022 Incremental Term Loan is prepaid within two years of the effective date of the Third Amendment.

The total principal amount outstanding on the Term Loan, the 2021 Incremental Term Loan, and the 2022 Incremental Term Loan was $136.5 million at September 30, 2022.Quarterly principal payments of $0.8 million on the Term Loan as amended are due beginning December 31, 2022.

At September 30, 2022, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$37,471	$3,925
Net cash provided by (used in) investing activities	(11,574)	(3,981)
Net cash provided by (used in) financing activities	(16,322)	14,301
Net increase in cash, cash equivalents and restricted cash	$9,575	$14,245

Cash Flows from Operating Activities

In the nine months ended September 30, 2022, cash provided by operating activities was $37.5 million, compared to cash provided of $3.9 million in the nine months ended September 30, 2021, an increase in cash provided of $33.5 million. Of the change, $36.3 million was due to net income offset by adjustments for non-cash items. Additionally, the following changes in operating assets and liabilities contributed to the net increase in operating cash flows:

•
increase in accounts payable, other current liabilities and other liabilities of $11.9 million due to timing of payments;
•
increase in prepaid expenses and other current assets of $3.9 million;
•
increase in deferred cost of $3.6 million due to an increase in sales of additional franchises;
•
increase in cash outflows relating to (1) decrease in deferred revenue of $8.4 million; (2) decrease in accrued expenses of $1.0 million; (3) decrease in accounts receivable of $4.7 million; and (4) decrease in inventories of $7.9 million.

Cash Flows from Investing Activities

In the nine months ended September 30, 2022, cash used in investing activities was $11.6 million, compared to $4.0 million in the nine months ended September 30, 2021, an increase in cash used of $7.6 million. The increase was primarily attributable to an increase in cash used to purchase property and equipment and intangible assets and issue notes receivables; decrease in cash proceeds from sales of assets; partially offset by an increase in cash received from collection of notes receivable and decrease in cash used to purchase studios.

Cash Flows from Financing Activities

In the nine months ended September 30, 2022, cash used in financing activities was $16.3 million, compared to cash provided by financing activities of $14.3 million in the nine months ended September 30, 2021, an increase in cash used of $30.6 million. The increase in cash used was primarily attributable to the following changes:

•
increase in dividend payment of $8.9 million;
•
increase in tax payments of $1.9 million related to net share settlement of restricted share units;
•
decrease in borrowings on long-term debt of $212.9 million;
•
decrease in distribution to Member of $10.6 million;
•
increase in loan to shareholder of $3.3 million;
•
lower debt issuance costs of $0.9 million and lower payments on long-term debt and contingent consideration of $318.3 million;
•
decrease in cash received resulting from the IPO and preferred stock issuance, net of offering costs, of $317.2 million and decrease in receipts from Member of $1.5 million;
•
payments of $185.7 million in connection with reorganization transactions in 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.

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

Xponential Fitness, Inc. (Registrant)

Date: November 10, 2022	By:	/s/ John Meloun
John Meloun
Chief Financial Officer