Form 10-K
period 2022-12-31
Xponential Fitness, Inc.
filed 2023-03-06
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2022, was approximately $225.2 million.

The number of shares of Registrant’s Class A Common Stock and Class B Common Stock outstanding as of February 24, 2023 was 32,199,751 and 17,070,566 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business.

Overview

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”) through its principal operating subsidiary, Xponential Fitness LLC (“XPO LLC”) is the largest global franchisor of boutique fitness brands. We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada, and through master franchise or international expansion agreements in nine additional countries. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest Barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

The foundation of our business is our strong partnerships with franchisees. We provide franchisees with extensive support to help maximize the performance of their studios and enhance their return on investment. In turn, we have found that this partnership accelerates our growth and increases our profitability. We believe our unique combination of a scaled multi-brand offering, resilient franchise model with strong unit economics and integrated platform has enabled us to build our leading market position in the large and growing U.S. boutique fitness industry.

We carefully built the Xponential Fitness brand portfolio through a series of acquisitions, targeting select health and wellness verticals. In curating our portfolio, we identified brands with exceptional programming and a loyal consumer base which we believed would benefit from our operational expertise, franchising experience and scaled platform. With over 285 years of collective industry experience, our management team and brand presidents are the driving force behind our operational excellence. We have established a proven operational model (the “Xponential Playbook”) that helps franchisees generate compelling studio economics. The key pillars of our Xponential Playbook include:

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
•
centralized model capable of providing resources to franchisees in the event of exceptional crises; and
•
ongoing monitoring and support to promote success.

The Xponential Playbook is designed to help franchisees achieve compelling Average Unit Volumes (“AUVs”), strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. The smaller box format contributed to a relatively low weighted average initial franchisee investment of approximately $350,000 in 2022 and 2021. By utilizing the Xponential Playbook, our model is generally designed to generate, a weighted average AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%.

We believe our integrated platform, which supports our ten brands, is a unique competitive advantage in the boutique fitness industry and enables us to accelerate growth and enhance operating margins. Our multi-brand offering results in higher franchisee lead flow and conversion, which lowers franchisee acquisition costs. Existing franchisees also serve as an embedded pipeline for continued expansion across our brands. As a result of our scale, we benefit from greater access to real estate and favorable vendor relationships. Additionally, we leverage shared corporate services across franchise sales, real estate, supply chain, merchandising, information technology, finance, accounting and legal. As an integrated platform, we utilize technology to provide improved functionality, drive efficiency and access compelling data across our brands. Our robust digital platform, with content spanning all of our brands is an important example of our ability to utilize our integrated platform to enhance our individual brand offerings and member retention. We also benefit from knowledge sharing and best practices across the portfolio. We believe that we are in the early stages of unlocking the power of our platform and driving long-term growth.

As a franchisor, we benefit from multiple predictable and recurring revenue streams that enable us to scale our franchised studio base in a capital efficient manner. As of December 31, 2022, franchisees were contractually committed to open an additional 1,939 studios in North America. Converting our current pipeline of licenses sold to open studios in North America would nearly double our existing franchised studio base. In addition, we had 312 studios operating internationally and master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,094 studios, of which master franchisees have sold 236 licenses for studios not yet opened as of December 31, 2022.

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

As the largest franchisor in the boutique fitness industry, we saw continued strong growth during the COVID-19 pandemic. We opened 1,066 new studios globally between April 2020 and December 2022. Our member base today is approximately 70% larger than it was before the onset of the COVID-19 pandemic.

Our Competitive Strengths

Diversified portfolio of leading boutique fitness brands.

Our portfolio of ten diversified brands spans a variety of popular fitness and wellness verticals including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. We believe that our diversification represents a significant competitive advantage in a fragmented market comprised primarily of single-brand companies focused on an individual fitness or wellness vertical. The complementary nature of our brands allows our franchised studios to be located in close proximity to one another, providing variety and convenience to both consumers and franchisees. Our brands appeal to a broad range of consumers across ages, fitness levels and demographics and are positioned at an accessible price point. The strength of our brands is highlighted by the numerous accolades they have received, with four brands (Club Pilates, Pure Barre, CycleBar and StretchLab) being listed among Entrepreneur’s 2022 Franchise 500 rankings, four brands (Club Pilates, Pure Barre, StretchLab and YogaSix) being listed among Entrepreneur's 2022 Fastest Growing Franchise rankings, and BFT being voted the 2021 APAC Fit Summit Franchise of the Year. We believe that our diversified brand offering expands our total addressable market and translates into increased use occasions for consumers, driving increased share of wallet and enhancing consumer lifetime value across our portfolio.

Market leading position with significant nationwide scale.

We are the largest boutique fitness franchisor in the United States with over 2,301 studios operating across ten brands in the United States. Our Pilates, cycling and barre brands have leading market share positions within their respective verticals. These brands, Club Pilates, Pure Barre and CycleBar, were approximately eight, four and four times larger than their next largest competitors, respectively, as of December 31, 2022. As the leaders in these verticals, and as one of few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented boutique fitness market.

We are able to leverage the popularity and reputation of existing Xponential studios to support both new studio sales to franchisees and to support franchisees’ ability to attract new customers to their studios. We believe that the continued expansion of the Xponential platform creates a network effect that reinforces our competitive position, making us increasingly attractive to potential franchisees and making studios increasingly popular with boutique fitness consumers. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with studios in 48 states and the District of Columbia as of December 31, 2022. Our geographic reach represents a material competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.

Passionate, growing and loyal consumer base.

Our franchised studios provide differentiated and accessible boutique fitness experiences that are fun, energetic and deliver a strong sense of community, engendering loyalty and engagement with consumers. Across our system, we had over two million unique consumers and had nearly 40 million in-studio, live stream and virtual workouts completed in 2022. The loyalty of our consumer base is evidenced by our franchisees’ ability to recover to approximately 152% of actively paying members as of December 31, 2022, relative to December 31, 2019 levels and membership visits for the quarter ended December 31, 2022 were at 153% relative to the quarter ended December 31, 2019 levels. For the quarter ended December 31, 2022, run-rate AUVs recovered to approximately 109% relative to the quarter ended December 31, 2019 (includes Rumble and BFT). We believe that we were able to deepen our consumer loyalty during the COVID-19 pandemic through our robust digital platform offering, as well as the personal efforts of exceptional franchisees to strengthen their studio communities. Our digital platform had 117,800 subscribers and offered over 4,580 digital workouts in our library with multiple class formats within each brand as of December 31, 2022. Approximately 92% of class bookings were done through the Xponential brand app in the 90 days ending December 31, 2022. As of December 31, 2022, studios had over 590,000 members, of which over 530,000 were actively paying members on recurring membership packages. We launched a partnership with Apple in March 2021 that features Apple Watch integration across all of our popular fitness and wellness verticals and is designed to increase consumer engagement and retention across our franchised studios. Our franchised studios foster consumer engagement, personal accountability to achieve fitness goals and a strong sense of community, which drive repeat visits and maximize consumer lifetime value. In September 2022, through our exclusive partnership with Princess Cruises we became the first cross-modality fitness franchise to put its curated brands on a major cruise line. This partnership allows millions of guests the opportunity to experience our brands, except for Rumble and BFT. In addition to the in-studio classes offered onboard, on-demand and live-streamed classes will be made available across Princess’ more than 23,000 staterooms on Princess’ proprietary digital content platform, OceanView. In October 2022, we launched on-demand and live-streamed classes on lululemon Studio, lululemon's smart home gym offering, across four of our brands. The debut on lululemon Studio allows members of lululemon Studio to stream Pure Barre, Rumble, AKT, and YogaSix classes, and sign up for classes at the brands' hundreds of locations across the United States. We believe that our partnership with Apple Watch, Princess Cruises, and lululemon Studio will further drive excitement and enthusiasm across the Xponential consumer base, while also helping to increase membership engagement and retention.

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

We believe our asset-light franchise model drives faster system-wide unit growth, compared to a similarly capitalized corporate-owned model. As a franchisor, we have multiple highly predictable revenue streams and low ongoing capital requirements. Upon the granting of access to a license, we receive a one-time, non-refundable upfront payment from franchisees for the right to open a studio in a specific territory. This is followed by a series of contractual payments once a studio is open, many of which are recurring, including royalty fees, technology fees, merchandise sales, marketing fees and instructor and management training revenues. Approximately 71% of our revenue in 2022 and 77% of our revenue in 2021 was considered recurring, and we believe this percentage will increase as franchise royalty fees are expected to account for a greater percentage of our revenue over time.

Highly attractive and predictable studio-level economics.

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low weighted average initial franchisee investment of approximately $350,000 in 2022 and 2021. Our model is generally designed to generate, on average under normal conditions, a weighted average AUV of $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%. A studio reaches “base maturity” when it has annualized monthly revenues of approximately $400,000. Using our model, we expect this to typically occur 6-12 months after studio opening. We believe that studios typically have opportunity to continue growing and maturing beyond that point.

We believe the continued growth of the franchisee system reflects the attractiveness of our unit economic model. In 2022 and 2021, 265 and 252 new franchisees joined our system in North America, representing a 5% and 91% increase year-over-year, respectively. The large increase in 2021 was attributed to improvements from challenges faced by the overall fitness industry in 2020 and the first half of 2021 as a result of the COVID-19 pandemic. Additionally, franchisees frequently re-invest into our system, as 32% of new studios in 2022 and 33% of new studios in 2021 were opened by existing franchisees. We believe our strong studio-level economics have contributed to our growth.

Large and expanding franchisee base with visible organic growth.

Our large number of existing licenses sold represents an embedded pipeline to support the continued growth of our business. As of December 31, 2022, on a cumulative basis since inception, we had 5,450 franchise licenses sold globally, compared to 2,132 franchise licenses sold as of December 31, 2018 on an adjusted basis to reflect historical information of the brands we have acquired. Franchisees are contractually obligated to open studios in their territories after purchasing a franchise license. In the event that franchisees are unable to meet their contractual obligations, we have the ability to resell or reassign their territory license(s) to another franchisee in the system or our franchisee pipeline. Based on our experience as a franchisor, we believe that a significant majority of our licenses sold will convert into operating studios. Accordingly, we have the potential to substantially increase our studio base through our existing licenses sold, providing us with highly visible unit growth and further increasing our already significant scale within the boutique fitness industry.

Proven and experienced management team with an entrepreneurial culture.

Our strategic vision and entrepreneurial culture are driven by our highly experienced management team, led by our Chief Executive Officer and founder, Anthony Geisler. Mr. Geisler has direct experience scaling franchised fitness brands, having previously served as the Chief Executive Officer of LA Boxing, and has worked with many members of our leadership team for several years. Our Brand Presidents are key members of our leadership team and act as the driving force behind their respective brands. Collectively, our management team fosters an entrepreneurial culture and mentality that resonate with franchisees. The strength of our management team is illustrated by the growth of the business and the recent honors that we and our brands have received, with four brands (Club Pilates, Pure Barre, CycleBar and StretchLab) being listed among Entrepreneur’s 2022 Franchise 500 rankings, four of our brands (Club Pilates, Pure Barre, StretchLab and YogaSix) being listed among Entrepreneur's 2022 Fastest Growing Franchise rankings, and BFT being voted the 2021 APAC Fit Summit Franchise of the Year. Our leadership team has significant experience scaling franchised fitness brands and has created a culture designed to enable our future success.

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

We have grown our franchised studio footprint in North America from 1,071 open studios across 48 U.S. states, the District of Columbia and Canada as of December 31, 2018 to 2,329 open studios across 48 U.S. states, the District of Columbia and Canada as of December 31, 2022, on an adjusted basis to reflect historical information of the brands we have acquired, representing a CAGR of 21%. As of December 31, 2022, we had 1,714 franchisees and licenses for 1,939 studios contractually obligated to be opened under existing franchise agreements in North America. We sold 806 licenses in 2022 compared to 787 licenses in 2021 and 265 licenses in 2020. While we experienced delays in new studio openings in 2020 and 2021 due to the COVID-19 pandemic, we have continued opening studios throughout the COVID-19 pandemic and franchisees have opened 801 studios in North America from April 2020 through December 31, 2022. Our track-record of successful expansion demonstrates that the experience and value offered by our brands resonate with consumers across geographies, including urban and suburban markets, ages and income levels. Our small box format and multi-brand model have enabled us to scale rapidly, as franchisees have the ability to open studios from multiple brands adjacent or in close proximity to each other, creating cross-selling opportunities and providing consumers with greater optionality. As we scale, we expect to attract multi-studio franchisees to help us accelerate our pace of growth. Franchisees provide the capital to open each studio location and we provide ongoing support.

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
•
Attract and retain consumers through our digital platform: We believe there is an opportunity to further capitalize on growing consumer demand for digital and at-home fitness solutions by enhancing system-wide capabilities that complement our in-studio offerings. Our digital platform consists of a library of branded content that we make available to our consumers across our online and mobile platforms for a monthly fee. In addition to increasing engagement and retention with our existing in-studio members, our digital platform programs enable us and franchisees to reach new consumers and generate incremental revenues without increasing overhead costs. This enables our brands to deliver high-quality fitness content and maintain strong levels of member engagement, even when studios are closed. Using the experience, knowledge and data we gathered in 2022 and 2021, we are planning to further enhance our production studio, increase production talent and upgrade our content to more closely resemble the in-studio experience at home, so members can experience our brands at any time. Our digital platform offering currently includes all brands. Our new Xponential+ digital platform is expected to significantly enhance our member experience and further increase our brands’ reach, accessibility and subscriber engagement.
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

We believe there is significant opportunity for further international growth, underscored by our track-record of successful expansion across a diverse array of North American markets and our expansion into multiple international markets, including the 2021 acquisition of BFT.

We are focused on expanding into territories with attractive demographics, including household income, level of education and fitness participation. We have developed strong relationships and executed master franchise agreements with master franchisees to propel our international growth. These master franchise agreements obligate master franchisees to arrange the sale of licenses to franchisees in one or more countries outside North America. As of December 31, 2022, we had 312 studios open internationally across Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic, South Korea, and the United Kingdom. Master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,094 studios, of which master franchisees have sold 236 licenses for studios not yet opened as of December 31, 2022.

Our Brands

We have curated a portfolio of ten brands that span a variety of popular fitness and wellness verticals, including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. Collectively, our brands offer consumers specialized and personalized workout experiences that appeal to a broad range of ages, fitness levels and demographics. Under our suggested operating model, consumers may purchase recurring monthly memberships, single classes or private one-on-one training services for each brand. We have created a robust digital platform containing over 4,500 recorded workouts that can be easily accessed at-home or on-the-go. All of our brands offer workouts that can be completed both indoors and outdoors. We have also developed the XPASS, which allows consumers to participate in all of our diversified workout options while enjoying a consistent, high-quality studio experience across brands under a single monthly subscription.

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

Club Pilates

Club Pilates, founded in 2007, is the largest Pilates brand by number of studios and was approximately eight times larger than its next largest competitor as of December 31, 2022. The programming tracks Joseph Pilates’ original Reformer-based Contrology method and is modernized with group practice and sophisticated equipment. Club Pilates, our first acquisition in 2017, is fueled by the vision of making Pilates more accessible, approachable and welcoming to everyone. Our Club Pilates franchises offer consistent, high-quality Reformer-based Pilates workouts in an uplifting and supportive atmosphere. As of December 31, 2022, there were 826 operational studios and 1,280 licenses sold globally.

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

Pure Barre

Pure Barre, founded in 2001 and acquired in 2018, is the largest barre brand by number of studios and was approximately four times larger than its next largest competitor as of December 31, 2022. Pure Barre offers a range of effective, low-impact, full-body workouts for a broad range of ages and fitness levels designed to improve strength, muscle tone, agility, flexibility and balance. Pure Barre has cultivated a large and passionate consumer base through the combination of effective programing, an energetic in-studio experience and a supportive and community-oriented culture. As of December 31, 2022, there were 638 operational studios and 760 licenses sold globally.

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

CycleBar

CycleBar, founded in 2004 and acquired in 2017, is the largest indoor cycling brand by number of studios and was approximately four times larger than its next largest competitor as of December 31, 2022. It provides a variety of low-impact, high-intensity indoor cycling workouts that are inclusive for a broad range of ages and fitness levels. CycleBar offers an immersive, multi-sensory experience in state-of-the-art “CycleTheaters,” led by specially trained instructors, enhanced with high-energy “CycleBeats” playlists and tracked using rider-specific “CycleStat” performance metrics. As of December 31, 2022, there were 282 operational studios and 553 licenses sold globally.

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

StretchLab

StretchLab, founded in 2015 and acquired in 2017, is a leading assisted stretching brand. StretchLab was created to help people improve their health and wellness through customized flexibility services. It appeals to customers across a broad range of ages and fitness levels and is highly complementary to our broader brand portfolio. As of December 31, 2022, there were 305 operational studios and 817 licenses sold globally.

StretchLab offers one-on-one and group assisted stretching sessions. Most of StretchLab’s customers purchase one-on-one sessions. StretchLab offers an extensive training program for “Flexologist” instructors. The teacher training program includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight and unlimited group sessions per month. There is also the option to purchase single group sessions. One-on-one assisted stretching sessions can be purchased in recurring packages of four, eight or 12 classes per month, as well as in single one-on-one sessions. Our studio is designed to be between 1,000 and 1,500 square feet and is equipped with approximately ten stretch benches.

Row House

Row House, founded in 2014 and acquired in 2017, is the largest franchised indoor rowing brand by number of studios as of December 31, 2022. Row House’s class offerings incorporate personalized performance metrics, resistance training, rowing and stretching exercises to build aerobic endurance and muscular strength. The low-impact nature of rowing workouts makes Row House accessible to a broad range of consumers. Row House’s programming fosters a group fitness environment that encourages comradery and a strong sense of community, with all participants rowing in-sync. As of December 31, 2022, there were 96 operational studios and 331 licenses sold globally.

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

YogaSix

YogaSix, founded in 2011 and acquired in 2018, is the largest franchised yoga brand by number of studios as of December 31, 2022. Classes at YogaSix eliminate the intimidation factor that many people feel when trying yoga for the first time, offering a fresh perspective on one of the world’s oldest fitness practices. With modern-day yoga instruction, our diverse yoga and fitness programming includes movement and intensity to help customers achieve their fitness goals. As of December 31, 2022, there were 170 operational studios and 575 licenses sold globally.

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

Rumble

Rumble, founded in 2016 and acquired in 2021, is a boxing-based brand offering a high energy cardio workout split between boxing drills and resistance training. The Rumble experience is built around the motto that “how you fight is how you live,” pushing consumers to develop their courage, determination, focus and stamina. Rumble studios promote inclusive and positive community vibes, welcoming consumers of all fitness levels to Rumble together. The experience is a 45-minute, 10-round, full-body cardio and strength workout crafted around specially designed water-filled, teardrop-style boxing bags. In 2021, Rumble launched Rumble TV, a live and on-demand workout platform, to bring the Rumble experience home with an extensive collection of boxing, HIIT, strength and running workouts. As of December 31, 2022, there were 42 operational studios and 351 licenses sold globally.

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

AKT

AKT, founded in 2013 and acquired in 2018, is a full-body workout that combines cardio dance intervals with strength and toning that are effective and accessible for all fitness levels. Designed by celebrity trainer Anna Kaiser, AKT is fueled by positivity and a belief that movement has a powerful, lasting impact. With a high-energy atmosphere and lively music, workouts are designed to push customers to sweat, dance and burn calories. As of December 31, 2022, there were 34 operational studios and 119 licenses sold globally.

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

Stride

Stride, founded in 2017 and acquired in 2018, is a treadmill-based cardio and strength workout established to demonstrate to consumers across a broad range of ages and fitness levels that they can enjoy running. Stride offers engaging programming led by dynamic authorized trainers, with state-of-the-art equipment and energizing music. As of December 31, 2022, there were 18 operational studios and 93 licenses sold globally.

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

BFT

BFT, founded in 2017 and acquired in 2021, offers community-based 50-minute functional, high-energy strength, cardio and conditioning-based classes across multiple workout programs, each designed to achieve the unique health goals of its members. Training sessions are overseen by highly qualified coaches in a dynamic group environment. As of December 31, 2022, there were 230 operational studios and 571 licenses sold globally.

There are thirteen signature BFT class formats, consisting of cardio, high intensity interval training and strength, that are programmed in specific layouts to progress members through a strength training program. BFT offers a specialized training program for BFT coaches, which includes online training, classroom and on-the-job training. Under our suggested operating model, customers may purchase monthly memberships for eight, 12 and unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,500 square feet and is designed to allow 36 people to work out together.

Our Franchise Model

Franchising Strategy

We rely on our franchising strategy to grow our brands’ global footprint in a capital efficient manner. Our franchise model leverages the local market expertise of highly motivated owners, our proven Xponential Playbook and our corporate platform. The model has enabled us to scale our system-wide studio footprint globally at a CAGR of 25% from 2018 to 2022.

As of December 31, 2022, we had sold a total of 4,868 franchise licenses on a cumulative basis since inception in North America, with approximately 19% of licenses owned by single-unit franchisees and approximately 81% of licenses owned by multi-unit franchisees. As of December 31, 2022, 54% of franchisees owned more than one license and about 95% of franchisees owned a single brand of licenses. The largest franchisee in North America owned 89 licenses, representing approximately 1.8% of our total franchise licenses sold in North America as of December 31, 2022.

When considering potential franchisees, we evaluate their prior experience in relationship-oriented businesses, level of hands-on involvement in their communities, financial history and available capital and financing.

Franchisee Selection Process

We created a disciplined and highly effective franchisee development program for our portfolio of brands and franchisees. The franchisee network in North America has grown rapidly from 985 franchisees as of December 31, 2018 to 1,714 franchisees as of December 31, 2022, representing a CAGR of 15%.

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

The potential franchisees must also meet the following eligibility criteria:

•
minimum liquidity of $100,000;
•
minimum net worth of $500,000; and
•
financial means to invest between $175,000 to $550,000 to build out their studio, depending on the brand.

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

Our franchise agreements have an initial ten-year term. We can terminate the franchise agreement if a franchisee is in default thereunder, has failed to meet our minimum monthly gross revenue quotas or has failed to select a site for the studio that meets our approval within an indicated time period. From inception to December 31, 2022, of our licenses sold, 600 had been terminated in North America and 34 had been terminated internationally. We expect franchisees to meet and maintain minimum monthly gross revenue quotas by the first and second anniversary of their studio opening. Failure to meet these quotas for 36 consecutive months at any time during the term of the franchise agreement can result in the institution of a mandatory corrective training program or termination of the franchise agreement. We require franchisees to open their studio for regular, continuous business within a specified timeline. Within six months of the expiration of the initial ten-year term, franchisees will have the opportunity to renew for one or two additional five-year terms, subject to the terms and conditions prevailing at the time of renewal.

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

Attractive Franchisee Return Profile

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low weighted average initial franchisee investment of approximately $350,000 in 2022 and 2021, including all leasehold improvements and required studio furniture, fixtures and equipment. We believe that our scale and vendor relationships enable us to offer equipment and merchandise to franchisees at a significantly lower cost than if they were to acquire it on their own. By utilizing the Xponential Playbook, our model is generally designed to generate, a weighted average AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 40%.

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

Studios

As of December 31, 2022, franchisees operated 2,301 studios across 48 U.S. states and the District of Columbia, 28 studios in Canada and 312 studios internationally. In 2022, franchisees opened 375 studios across North America as well as 136 studios internationally. As of December 31, 2021, franchisees operated 1,932 studios across 48 U.S. states and the District of Columbia, 22 studios in Canada and 176 studios internationally.

Operating company-owned studios is not a component of our business model. Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, however, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. While operating studios is not a component of our business model, we currently hold a small number of strategic transition studios as, on occasion, we take ownership of such studios for a limited time while facilitating the transfer of these studios to new or existing franchisees ("company-owned transition studios"). As of December 31, 2022, 2021 and 2020 we had 55, 25 and 40 company-owned transition studios, representing 2.1%, 1.2% and 2.2% of the global studio base, respectively.

The map below shows open studios by U.S. state as of December 31, 2022:

28 Canada
45
6
5
38
3
2
6
24
17
2
21
107
44
48
31
94
6
61
9
9
102
76
34
24
22
83
34
4
9
353
15
35
19
74
66
9
27
8
49
83
34
8
20
70
244
2
17
199
3

Note: The 55 company-owned transition studios are included in the count of total franchised studios. As we are in the process of refranchising these studios, we expect that they will be owned and operated by franchisees in the future.

Brand	Club Pilates	Pure Barre	CycleBar	Stretch Lab	Row House	YogaSix	AKT	Stride	Rumble	BFT
Number of U.S. states	44	47	40	39	25	32	15	10	17	2

We continue to drive the international expansion of our studio base. We currently have in place master franchise and international expansion agreements that grant master franchisees the right to sell licenses to potential franchisees in 14 countries that we have targeted for near-term expansion. As of December 31, 2022, there were 312 studios open internationally, and the master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,094 studios, of which master franchisees have sold 236 licenses for studios not yet open as of December 31, 2022. As of December 31, 2022, franchisees were contractually committed to open an additional 1,939 studios in North America under existing franchise agreements.

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

Our Digital Offering

We believe there is an opportunity to capitalize on the growing consumer demand for digital and at-home fitness solutions by providing a digital platform that complements and enhances the attractiveness of our in-studio offerings. In addition to increasing engagement with and retention of our existing in-studio members, our digital platform enables us to reach new consumers in markets without a physical footprint and generate incremental revenue for both us and franchisees with limited incremental cost. As a result, our brands can deliver high-quality fitness content and maintain strong levels of member engagement both in the studio and at home. Our digital offering is available 24 hours a day, 7 days a week and delivers highly engaging live streamed and on-demand fitness classes from all of our brands. We cover the cost of production for our digital content. Currently, Pure Barre members who purchase an unlimited membership, as well as StretchLab and BFT members that purchase any membership, receive full access to our digital library at no extra charge during the life of their membership. Other members across our brands may purchase a digital subscription from a studio or directly from us. We receive a platform fee from franchisees for each digital subscription that is purchased from a studio.

As of December 31, 2022, our digital platform had over 117,800 users, of which over 46,600 were paid subscribers and the balance received digital subscriptions as part of an unlimited Pure Barre membership. We offer digital subscriptions on an individual brand basis, as well as an all-access package for eight of our brands. Our digital platform encompasses over 4,500 digital workouts with multiple class formats within each brand, and we expect to continue to grow that content. Our digital platform is attractive for franchisees as it allows them to upsell a better value proposition to their members. It also allows us to market local studios to standalone digital members based on their geographic location. We believe that our digital platform builds significant brand awareness and enhances cross-sell opportunities across our brands and between in-studio memberships and digital subscriptions.

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

Marketing Spending

National advertising. We manage a marketing fund for franchisees, with the goal of building national awareness for our brands. We focus our marketing efforts on national advertising and media partnerships, developing and maintaining creative assets to support local sales throughout the year, and building and supporting the Xponential Fitness community via digital and social media for each of our brands. Our franchise agreements require franchisees to contribute 2% of their monthly gross sales to the marketing fund of their respective brand. Our marketing funds have enabled us to spend approximately $17.3 million, $13.0 million and $7.1 million in 2022, 2021 and 2020, respectively, to increase national awareness of our brands. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

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

Digital. We utilize digital advertising at the corporate level to drive awareness for our digital platform offerings. For example, in March 2021, we launched an Apple Watch integration designed to offer an enhanced member experience across all our brands. The integration allows Xponential members and guests who own an Apple Watch to view upcoming classes, check-in to a class and track real-time workout performance data. Each brand’s app integrates directly with Apple Watch. Members at participating studios also have the option to join our “Earn Your Watch” challenge, earning back the value of their Apple Watch when they purchase their device through an Xponential brand website and complete a set number of workouts per month. We believe that our partnership with Apple Watch will further drive excitement and enthusiasm across the Xponential consumer base, while also helping to increase membership engagement and retention.

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

Employees

As of December 31, 2022, we had approximately 400 employees at our corporate headquarters, of which approximately 140 were part-time employees. We also had approximately 970 employees at our company-owned transition studios as of December 31, 2022, of which approximately 920 were part-time employees. None of our employees are represented by labor unions, and we believe we have a good relationship with our employees.

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

Intellectual Property

At December 31, 2022, we own approximately 72 registered trademarks and service marks in the United States and approximately 341 registered trademarks and service marks in other countries, including “Xponential,” “Pure Barre,” “StretchLab,” “Row House,” “YogaSix,” “Club Pilates,” “CycleBar,” “Rumble,” “AKT,” “Stride” and “BFT.” We believe the Xponential name, and the marks associated with our ten brands are of value and are important to our business. Accordingly, as a general policy, we pursue registration of our marks in the United States and select international jurisdictions, monitor the use of our marks in the United States and internationally and oppose any unauthorized use of our marks.

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

Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by us, or franchisees are regulated at the federal, state and provincial levels as well as by certain financial industry groups, such as the Payment Card Industry, Security Standards Council, the National Automated Clearing House Association and the Canadian Payments Association. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to us or franchisees and may impose further restrictions on our or their collection, disclosure and use of individually identifiable information that are housed in one or more of our or their databases. These security requirements and further restrictions, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”), grant protections and causes of action related to consumer data privacy and the methods in which it is collected, stored, used, and disposed by us, our franchisees, and applicable third parties.

Our Organizational Structure

The Company was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 56% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “XPOF”.

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
•
Disruptions in the availability of financing for current or prospective franchisees.
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
•
Macroeconomic conditions or economic downturn could adversely affect demand for our services.
•
Our future success depends on key employees and our ability to attract and retain highly skilled personnel.
•
Our investments in underperforming studios may be unsuccessful.
•
We operate in a highly competitive market.
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
•
We, master franchisees, franchisees or ClubReady may fail to properly maintain the confidentiality and integrity of our customer personal data.
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
•
We have a limited operating history.
•
Shifts in consumer behavior may materially adversely impact our business.
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
•
Continuing Pre-IPO LLC Members hold a significant voting power and their interests in our business may be different than yours.
•
We will be required to pay the TRA parties for certain tax benefits we may receive, and the amounts we may pay could be significant.
•
Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock or limit our stockholders' ability to obtain a favorable judicial forum.
•
Our major stockholders may pursue corporate opportunities that could present conflicts with our and our minority stockholders’ interests.
•
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
•
The requirements of being a public company may strain our resources and distract our management.
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

Risks Related to Our Business and Industry

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

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2021, we had 1,556 franchisees operating 1,954 open studios in North America and nine master franchisees with 176 studios operating internationally on an adjusted basis (which includes historical studio counts for Rumble and BFT, which we acquired in March 2021 and October 2021, respectively). As of December 31, 2022, we had 1,714 franchisees operating 2,329 open studios in North America and 15 master franchisees with 312 studios operating internationally. Negative economic conditions, including inflation and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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
•
impact of and responses to public health considerations;
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

Any decline in the capital markets, increases in financing costs, or limits on credit availability may negatively affect the ability of current or prospective franchisees to access the financial or management resources that they need to open or continue operating the studios contemplated by their agreements with us. Franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new studios and to provide working capital. If there is a decline in the credit environment, financing may become difficult to obtain for some or all of our current and prospective franchisees. If current or prospective franchisees face difficulty obtaining financing, the number of our franchised studios may decrease, franchise fee revenues and royalty revenues could decline and our planned growth may slow, which would negatively impact our business, results of operations, cash flows and financial condition.

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of December 31, 2022, we had 1,939 studios in North America contractually obligated to be opened under existing franchise agreements and 1,094 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened, on an adjusted basis to reflect historical information of brands we have acquired. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From inception to December 31, 2022, 600 licenses had been terminated in North America and 34 had been terminated internationally. We expect that terminations may increase over time, however, timing and number of such terminations is unknown. Of the franchisees that opened their first studio in 2019 on average it took approximately 12.2 months from signing the franchise agreement to open a studio. The length of time increased during 2020 and 2021 due to COVID-related opening restrictions. Of the franchisees that entered into the system in 2021 or later and opened their first studio in 2022, on average it took approximately 10.5 months from signing the franchise agreement to open a studio. However, the historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

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

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, New Zealand, Singapore, Saudi Arabia, Kuwait, Japan, Spain, Portugal, South Korea, Mexico, and the United Kingdom and entered into international expansion agreements in Dominican Republic, Austria and Germany and plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. With the recent acquisition of BFT, we have achieved a greater international presence, which may also increase our risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

•
changes in inflation rates;
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

Prior to 2022, we incurred operating losses each year since our formation in 2017, including a net loss of $51.4 million and $13.6 million for the years ended December 31, 2021 and 2020, respectively, and may continue to incur net losses in the future. As a result, we had a total accumulated deficit of $641.9 million and $643.8 million, including adjustments related to non-controlling interests, as of December 31, 2022 and 2021, respectively. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve profitability.

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

Franchisees currently operate studios in 48 U.S. states and the District of Columbia, Canada, Australia, New Zealand, Singapore, Saudi Arabia, Japan, Spain, the Dominican Republic, South Korea and the United Kingdom, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

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

Recessionary economic cycles, low consumer confidence, inflation, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may negatively affect our ability to attract franchisees and a decrease in discretionary consumer spending could reduce demand for health, fitness and wellness services and products, which could adversely affect our revenue and operating margins and make opening new studios more difficult. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may decrease demand for our franchises. In addition, unfavorable economic conditions, such as persistent inflation and rising cost of living, may lead consumers to have lower disposable income and reduce the frequency with which they purchase our and franchisees’ services and products. In addition, disasters or outbreaks, such as a pandemic, as well as any resulting recession, depression or other long-term economic impact, could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our or franchisees’ operating results. This could result in fewer transactions or limitations on the prices we and franchisees can charge for services and products, either of which could reduce our sales and operating margins. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel.

Our future success depends, in part, on the services of our senior management team and other key employees at our corporate headquarters, as well as on our ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to identify, attract, develop, integrate and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could adversely affect our operating efficiency and financial condition. In particular, we are highly dependent on the services of Anthony Geisler, our Chief Executive Officer and founder, who is critical to the development of our business, vision and strategic direction. We also heavily rely on the continued service and performance of our senior management team, including each of our brand presidents, who provide leadership, contribute to the core areas of our business and help us to efficiently execute our business. If our senior management team, including any new hires that we make in the future, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.

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

Competition for highly skilled personnel is often intense. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our or their needs. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Our investments in underperforming studios may be unsuccessful, which could adversely affect our business, results of operations, cash flows and financial condition.

From time to time, we take ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. As a result of the COVID-19 pandemic, we took ownership of a larger number of studios beginning in 2020 than we have taken in previous years. As of December 31, 2022, we had ownership of 55 such studios, compared to 25 studios and 40 studios as of December 31, 2021 and 2020, respectively. There is no guarantee that we will be successful in improving the operating results of such a studio or refranchising it. If the costs of operating the studio are greater than expected, the studio is otherwise unattractive due to its location or otherwise or we are required to operate the studio for an extended period of time, our business, results of operations, cash flows and financial condition may be adversely affected. As operating company-owned studios is not a component of our business model, we are actively seeking to refranchise our company-owned studios. There can be no assurance that our refranchising efforts will be successful, and failure to do so may increase our cost of operation. In addition, our operation of studios may also have the effect of heightening many of the other risks for us described in this “Risk Factors” section that are related to the franchisee’s operation of its studios, such as those relating to our ability to attract and retain members, health and safety risks to our members, loss of key employees and changes in consumer preferences.

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

The success of our business depends on our and franchisees’ ability to attract and retain customers. Our and franchisees’ marketing efforts may not be successful in attracting customers to studios, and customer engagement may materially decline over time, especially at studios in operation for an extended period of time. Customers may cancel their memberships at any time after giving proper advance notice, subject to an initial minimum term applicable to certain memberships. Franchisees may also cancel or suspend memberships if a customer fails to provide payment. In addition, franchised studios experience attrition and must continually engage existing customers and attract new customers in order to maintain membership levels. In order to increase membership levels, we may from time to time allow franchisees to offer promotions or lower monthly dues or annual fees. If we and franchisees are not successful in optimizing price or in increasing membership levels in new and existing studios, growth in monthly membership dues or annual fees may suffer. Any decrease in our average dues or fees or higher membership costs may adversely impact our business, results of operations, cash flows and financial condition.

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

Since our founding in 2017, we have experienced significant growth in our business activities and operations. This expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we and franchisees foster at studios is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. Our failure to successfully execute on our planned expansion of studios could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, gift cards, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. In the ordinary course of business, we are the subject of complaints or litigation, including litigation related to acquisitions, classification of independent contractors, trademark disputes, claims related to misrepresentations in our franchise disclosure documents and claims related to our franchise agreements or employment agreements. For example, in the past we have engaged in legal disputes with brand founders and while resolved, there is no guarantee that we will not have future disputes with them. If any of these lawsuits are decided adversely against us, it may adversely affect our business, results of operations, cash flows and financial condition. Litigation related to laws or regulations, or changes in laws or regulations, governing instructor certifications may also adversely affect our or franchisees’ businesses. If any of these lawsuits are decided adversely against franchisees, or laws or regulations regarding instructor certifications change, franchisees may face increased labor costs, which could adversely affect the franchisee’s business and results of operations, which may adversely affect our business, results of operations, cash flows and financial condition.

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
•
global pandemics; and
•
changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

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
•
studio closures due to macro-economic conditions and industry-wide trends; and
•
marketing and promotional efforts.

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

As part of our business strategy, we have made and may in the future make investments in other companies. We may be unable to find suitable acquisition candidates and to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and any acquisitions we complete could be viewed negatively by customers or investors. Moreover, an acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, results of operations, cash flows and financial condition. In addition, we may be exposed to additional known or unknown liabilities, including legal disputes and litigation that we assumed in connection with an acquisition, and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

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

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our trademarks, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. We recorded a goodwill impairment of $3.4 million related to our AKT brand in 2022. In addition, future events could cause us to conclude that the goodwill associated with a given segment, or one of our indefinite- lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have incurred substantial indebtedness which could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2022, we had total indebtedness of $137.7 million.

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

As a result of concerns about the accuracy of the calculation of the London Interbank Offer Rate (“LIBOR”), a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events may result in changes to the manner in which LIBOR is determined or its discontinuation. On July 27, 2017, the Financial Conduct Authority (“FCA”), the authority that regulates LIBOR, announced that it would phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of certain panels of LIBOR to continue until the end of June 2023. However, in November 2021, the FCA confirmed that it will prohibit the use of LIBOR in new contracts written after December 31, 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR.

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

As a result of the COVID-19 pandemic and change in inflation rates, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. Moreover, consumers have been adopting in-home fitness solutions, a trend which accelerated during the COVID-19 pandemic. This trend may reduce the number of times consumers participate in in-person fitness classes in studios. Decreased consumer demand due to a general shift in consumer behavior would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and if future variants continue to emerge and governments continue to impose restrictions on economic activities, we may not be able to maintain our current active membership and demand levels.

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

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 56% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 56% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

Continuing Pre-IPO LLC Members hold a significant voting power and their interests in our business may be different than yours.

Our Continuing Pre-IPO LLC Members control approximately 42% of the combined voting power of our Class A and Class B common stock as of February 24, 2023.

Because the Continuing Pre-IPO LLC Members hold a significant voting and economic interest in our business through XPO Holdings rather than through XPO Inc., they may have conflicting interests with holders of shares of our Class A common stock. For example, the Continuing Pre-IPO LLC Members may have a different tax position from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that we entered into in connection with the IPO, and whether and when we should undergo certain changes of control for purposes of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service, or IRS, makes audit adjustments to XPO Holdings’ federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from XPO Holdings. If, as a result of any such audit adjustment, XPO Holdings is required to make payments of taxes, penalties and interest, XPO Holdings’ cash available for distributions to us may be substantially reduced. These rules are not applicable to XPO Holdings for tax years beginning on or prior to December 31, 2017. In addition, the Continuing Pre-IPO LLC Members’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

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

As a public company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires, management to assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. There is no assurance that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner. If we fail to remediate any future material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. In addition, the Continuing Pre-IPO LLC Members will have certain demand registration rights that could require us in the future to file registration statements in connection with sales of our stock by them. Such sales could be significant. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements described above. For example, we have recently filed a registration statement on Form S-3 to register the resale of an aggregate of 20,065,479 shares of our Class A common stock by certain major stockholders of the Company. As restrictions on resale end, the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

General Risks

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

We currently have franchised studios in Canada, signed master franchise agreements governing the development of franchised studios in Australia, New Zealand, Singapore, Saudi Arabia, Kuwait, Japan, Spain, Portugal, South Korea, Mexico, and the United Kingdom entered into international expansion agreements in Dominican Republic, Austria and Germany and plan to continue to grow internationally. As we operate and expand globally, we may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other applicable anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, franchisees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California, where we lease approximately 35,000 square feet of office space pursuant to a lease agreement which expires in 2032. We lease approximately 6,800 square feet for our digital platform production studio. Prior to September 2022, we leased our digital platform production studio from Von Karman Production LLC, which was owned by Mr. Geisler, our Chief Executive Officer and founder. In September 2022, Mr. Geisler sold the building to an unaffiliated third party. The Company entered into a building lease with the new owner, which expires in 2027. We also lease two Club Pilates training locations, one in Atlanta, Georgia and one in Costa Mesa, California. These leases expire in October 2024 and November 2023, respectively. In addition, we also lease approximately 55,000 square feet of warehouse space in Tustin, CA, which lease expires in 2027. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

We operated 55 company-owned transition studios in leased properties as of December 31, 2022. While operating studios is not a component of our business model, we currently hold a small number of strategic transition studios as, on occasion, we take ownership of such studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Our franchisees own studios or directly lease from a third-party. We have not historically owned or entered into leases for franchise studios and generally do not guarantee franchisees’ lease agreements, although, we have done so in a few certain instances and may do so from time to time.

Item 3. Legal Proceedings.

The information set forth in Note 17 "Contingencies and Litigation" in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “XPOF.”

Holders of Record

As of February 24, 2023, there were 22 holders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 24, 2023, there were 20 holders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company or former owners of businesses we acquired, and there is no public market for these shares.

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

As of December 31, 2022, 2,329 studios were open in North America, and franchisees were contractually committed to open an additional 1,939 studios under existing franchise agreements. In addition, as of December 31, 2022, we had 312 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,094 new studios, of which master franchisees have sold 236 licenses for studios not yet opened as of December 31, 2022.

In the years ended December 31, 2022 and 2021, we generated revenue outside the United States of $12,823 and $2,741, respectively. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Highlights of our platform’s recent financial results and growth include:

•
increased the number of global open studios from 1,082 as of December 31, 2018 to 2,641 as of December 31, 2022, representing a compound annual growth rate (“CAGR”) of 25% and increased the number of global open studios from 2,130 as of December 31, 2021 to 2,641 as of December 31, 2022;
•
increased cumulative global franchise licenses sold from 2,132 as of December 31, 2018 to 5,450 as of December 31, 2022, representing a CAGR of 26%, and increased global franchise licenses sold from 4,424 as of December 31, 2021 to 5,450 as of December 31, 2022. As of December 31, 2022, franchisees were contractually obligated to open an additional 1,939 studios in North America. In addition, as of December 31, 2022, we had 312 studios open internationally and master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,094 studios, of which master franchisees have sold 236 licenses for studios not yet opened as of December 31, 2022;
•
generated system-wide sales of $1,033 million and $710 million in 2022 and 2021, respectively;
•
experienced an increase in same store sales of 25% for the year ended December 31, 2022 from the prior year, compared to an increase in same store sales of 41% for the year ended December 31, 2021;
•
generated run-rate AUV of $522 thousand and $446 thousand in 2022 and 2021, respectively;
•
acquired certain assets and rights to two additional brands in 2021;

•
acquired all rights, titles, and interests in and to the BodyFit trademark in the United States in 2022;
•
completed an IPO of 10,000,000 shares of Class A common stock and sold an additional 904,000 shares upon exercise of underwriter's option to purchase additional shares in 2021;
•
Entered into an exclusive partnership with Princess Cruises to offer in-studio classes onboard each of Princess’ 15 ship fleet and to make available on-demand and live-streamed classes across Princess’ more than 23,000 staterooms onboard;
•
Debuted on lululemon Studio, lululemon's smart home gym offering, across four of our brands with over 10,000 on-demand and live-streamed classes; and
•
completed a private sale of Series A Convertible Preferred Stock to certain institutional investors with gross proceeds of $200 million in 2021.

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

Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic in 2020 and through most of 2021, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. We are in the process of reselling the licenses for these studios to new or existing franchisees ("company-owned transition studios") as operating studios is not a component of our business model. However, we may not be able to do so and we may choose to close some or all such studios to the extent they are not profitable for an extended period of time and could incur charges in connection therewith for asset impairment and lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. See Note 3 of Notes to Consolidated Financial Statements for additional information.

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

Consideration for the transaction included cash of $60.0 million AUD ($44.3 million USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the United States and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5.0 million AUD (approximately $3.7 million USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14.0 million AUD (approximately $10.3 million USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company has determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9.4 million and is recorded in accrued expenses and contingent consideration from acquisitions in the consolidated balance sheets. During the year ended December 31, 2022, the Company paid $2.2 million of contingent consideration.

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

The following table sets forth our key performance indicators for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
System-wide sales	$1,033,240	$709,657	$442,732
Number of new studio openings globally, net	511	334	286
Number of studios operating globally (cumulative total as of period end)	2,641	2,130	1,796
Number of licenses sold globally (cumulative total as of period end)(1)	5,450	4,424	3,469
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,094	956	686
AUV (LTM as of period end)	$494	$394	$283
AUV (run-rate)	$522	$446	$287
Same store sales	25%	41%	(34%)
Adjusted EBITDA(2)	$74,252	$27,323	$9,807

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of “adjusted EBITDA” and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022
	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,954	176	2,130
New studio openings, net	375	136	511
Open studios (end of period)	2,329	312	2,641
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,062	362	4,424
New franchise license sales	806	220	1,026
Franchise licenses sold (total end of period)	4,868	582	5,450
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,406
Less: studios opened under MFAs			312
Remaining studios obligated to open under MFAs			1,094
Licenses sold by master franchisees, net (2)			236

	Year Ended December 31,
	2021
	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,714	82	1,796
New studio openings, net	240	94	334
Open studios (end of period)	1,954	176	2,130
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	3,275	194	3,469
New franchise license sales	787	168	955
Franchise licenses sold (total end of period)	4,062	362	4,424
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,132
Less: studios opened under MFAs			176
Remaining studios obligated to open under MFAs			956
Licenses sold by master franchisees, net (2)			184

	Year Ended December 31,
	2020
	North America	International	Global
Open Studios:
Open studios (beginning of period)	1,472	38	1,510
New studio openings, net	242	44	286
Open studios (end of period)	1,714	82	1,796
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	3,010	109	3,119
New franchise license sales	265	85	350
Franchise licenses sold (total end of period)	3,275	194	3,469
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			768
Less: studios opened under MFAs			82
Remaining studios obligated to open under MFAs			686
Licenses sold by master franchisees, net (2)			110

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

System-Wide Sales

System-wide sales represent gross sales by all studios in North America. System-wide sales includes sales by franchisees that are not revenue realized by us in accordance with GAAP. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, this operating metric relates to our revenue because we receive approximately 7% and 2% of the sales by franchisees as royalty revenue and marketing fund revenue, respectively. We believe that this operating measure aids in understanding how we derive our royalty revenue and marketing fund revenue and is important in evaluating our performance. System-wide sales growth is driven by new studio openings and increases in same store sales. Management reviews system-wide sales weekly, which enables us to assess changes in our franchise revenue, overall studio performance, the health of our brands and the strength of our market position relative to competitors.

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

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses sold is a useful indicator of the number of studios that have opened and that are expected to open in the future, which management reviews in order to monitor and forecast our revenue streams. Of the franchisees that opened their first studio in 2019, on average it took approximately 12.2 months from signing the franchise agreement to open. The length of time increased during 2020 and 2021 due to COVID-related opening restrictions. Of the franchisees that entered into the system in 2021 or later and opened their first studio in 2022, on average it took approximately 10.5 months from signing the franchise agreement to open a studio. Management also reviews the number of licenses sold globally and the number of licenses contractually obligated to open internationally in order to help forecast studio growth and system-wide sales.

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

Results of Operations

The following table presents our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Revenue, net:
Franchise revenue	$115,286	$74,459	$48,056
Equipment revenue	43,461	22,583	20,642
Merchandise revenue	27,073	20,140	16,648
Franchise marketing fund revenue	20,384	13,623	7,448
Other service revenue	38,750	24,274	13,798
Total revenue, net	244,954	155,079	106,592
Operating costs and expenses:
Costs of product revenue	47,220	28,550	25,727
Costs of franchise and service revenue	18,447	12,716	8,392
Selling, general and administrative expenses	129,108	94,798	60,917
Depreciation and amortization	15,315	10,172	7,651
Marketing fund expense	17,290	13,044	7,101
Acquisition and transaction expenses (income)	2,438	26,618	(10,990)
Total operating costs and expenses	229,818	185,898	98,798
Operating income (loss)	15,136	(30,819)	7,794
Other (income) expense:
Interest income	(1,805)	(1,164)	(345)
Interest expense	13,017	24,709	21,410
Other expense	523	—	—
Gain on debt extinguishment	—	(3,707)	—
Total other expense	11,735	19,838	21,065
Income (loss) before income taxes	3,401	(50,657)	(13,271)
Income taxes	526	783	369
Net income (loss)	$2,875	$(51,440)	$(13,640)

The following table presents our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020 as a percentage of revenue:

	Years Ended December 31,
	2022	2021	2020
Revenue, net:
Franchise revenue	47.1%	48.0%	45.1%
Equipment revenue	17.7%	14.6%	19.4%
Merchandise revenue	11.1%	13.0%	15.6%
Franchise marketing fund revenue	8.3%	8.8%	7.0%
Other service revenue	15.8%	15.6%	12.9%
Total revenue, net	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of product revenue	19.3%	18.4%	24.1%
Costs of franchise and service revenue	7.5%	8.2%	7.9%
Selling, general and administrative expenses	52.7%	61.1%	57.1%
Depreciation and amortization	6.2%	6.6%	7.2%
Marketing fund expense	7.1%	8.4%	6.7%
Acquisition and transaction expenses (income)	1.0%	17.2%	(10.3)%
Total operating costs and expenses	93.8%	119.9%	92.7%
Operating income (loss)	6.2%	(19.9)%	7.3%
Other (income) expense:
Interest income	(0.7)%	(0.8)%	(0.3)%
Interest expense	5.3%	15.9%	20.1%
Other expense	0.2%	—%	—%
Gain on debt extinguishment	—%	(2.4)%	—%
Total other expense	4.8%	12.7%	19.8%
Income (loss) before income taxes	1.4%	(32.6)%	(12.5)%
Income taxes	0.2%	0.5%	0.3%
Net income (loss)	1.2%	(33.2)%	(12.8)%

Comparison of the years ended December 31, 2022 and December 31, 2021

The following is a discussion of our consolidated results of operations for the year ended December 31, 2022 versus the year ended December 31, 2021.

Revenue

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Franchise revenue	$115,286	$74,459	$40,827	54.8%
Equipment revenue	43,461	22,583	20,878	92.5%
Merchandise revenue	27,073	20,140	6,933	34.4%
Franchise marketing fund revenue	20,384	13,623	6,761	49.6%
Other service revenue	38,750	24,274	14,476	59.6%
Total revenue, net	$244,954	$155,079	$89,875	58.0%

Total revenue. Total revenue was $245.0 million in the year ended December 31, 2022, compared to $155.1 million in the year ended December 31, 2021, an increase of $89.9 million, or 58.0%. The increase in total revenue was primarily due to an increase in same store sales and increase in open studios.

Franchise revenue. Franchise revenue was $115.3 million in the year ended December 31, 2022, compared to $74.4 million in the year ended December 31, 2021, an increase of $40.8 million, or 54.8%. Franchise revenue consisted of franchise royalty fees of $70.0 million, training fees of $8.0 million, franchise territory fees of $27.1 million and technology fees of $10.2 million in the year ended December 31, 2022, compared to franchise royalty fees of $46.3 million, training fees of $6.7 million, franchise territory fees of $14.9 million and technology fees of $6.5 million in the year ended December 31, 2021. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 25% increase in same store sales and to 511 new studio openings globally since December 31, 2021, which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to increase in terminations and transfers of $7.8 million year-over-year.

Equipment revenue. Equipment revenue was $43.5 million in the year ended December 31, 2022, compared to $22.6 million in the year ended December 31, 2021, an increase of $20.9 million, or 92.5%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the year ended December 31, 2022, totaled 525 compared to 316 in the year ended December 31, 2021, primarily due to the increase of studio openings compared to the prior year period. The average price of equipment installed increased in the year ended December 31, 2022, when compared to the year ended December 31, 2021. The increase in average price is due to a brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $27.1 million in the year ended December 31, 2022, compared to $20.1 million in the year ended December 31, 2021, an increase of $6.9 million, or 34.4%. The increase was due primarily to a higher number of operating studios in the current year period and temporary closures of studios in the first half of the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $20.4 million in the year ended December 31, 2022, compared to $13.6 million in the year ended December 31, 2021, an increase of $6.8 million, or 49.6%. The increase was primarily due to an increase in same store sales, 375 new studio openings in North America since December 31, 2021, and to a temporary reduction in the marketing fund percentage collected from 2% to 1% of the sales of franchisees while their studios were closed due to the COVID-19 pandemic in the first half of the prior year period.

Other service revenue. Other service revenue was $38.8 million in the year ended December 31, 2022, compared to $24.3 million in the year ended December 31, 2021, an increase of $14.5 million, or 59.6%. The increase was primarily due to a $13.4 million increase in other preferred vendor commission revenue and brand fee revenue and a $0.9 increase in package and memberships revenue due to more company-owned transition studios.

Operating Costs and Expenses

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Costs of product revenue	$47,220	$28,550	$18,670	65.4%
Costs of franchise and service revenue	18,447	12,716	5,731	45.1%
Selling, general and administrative expenses	129,108	94,798	34,310	36.2%
Depreciation and amortization	15,315	10,172	5,143	50.6%
Marketing fund expense	17,290	13,044	4,246	32.6%
Acquisition and transaction expenses (income)	2,438	26,618	(24,180)	(90.8)%
Total operating costs and expenses	$229,818	$185,898	$43,920	23.6%

Costs of product revenue. Costs of product revenue was $47.2 million in the year ended December 31, 2022, compared to $28.6 million in the year ended December 31, 2021, an increase of $18.7 million, or 65.4%, compared to an increase in related revenues of 65.1%. Costs of product revenue as a percentage of related revenue increased to 66.9% in the year ended December 31, 2022, from 66.8% in the year ended December 31, 2021.

Costs of franchise and service revenue. Costs of franchise and service revenue was $18.4 million in the year ended December 31, 2022, compared to $12.7 million in the year ended December 31, 2021, an increase of $5.7 million, or 45.1%. The increase was primarily due to a $5.0 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $129.1 million in the year ended December 31, 2022, compared to $94.8 million in the year ended December 31, 2021, an increase of $34.3 million, or 36.2%. The increase was primarily attributable to an increase in equity-based compensation of $19.3, primarily related to modification of performance awards in 2021, which vested in 2022; an increase in accounting expenses of $2.5 million, primarily related to outsourcing of certain accounting functions and fees related to recovery of employee retention credit; increase in legal expenses of $4.1 million related to various legal matters; increase in insurance expense of $2.5 million; increase in impairment charges of $2.9 million; increase in salaries and wages expense of $3.3 million, attributable to payroll tax expense in connection with restricted stock units, increase in company-owned studios and the acquisition of BFT in October 2021; and increase in other variable expenses of $0.8 million in 2022; partially offset by a reduction in bad debt expense of $1.1 million.

Depreciation and amortization. Depreciation and amortization expense was $15.3 million in the year ended December 31, 2022, compared to $10.2 million in the year ended December 31, 2021, an increase of $5.1 million, or 50.6%. The increase was primarily due to amortization of intangible assets related to the Rumble and BFT acquisitions in March and October 2021, respectively, and the BodyFit trademark acquisition in the second quarter of 2022.

Marketing fund expense. Marketing fund expense was $17.3 million in the year ended December 31, 2022, compared to $13.0 million in the year ended December 31, 2021, and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were $2.4 million in the year ended December 31, 2022, compared to $26.6 million in the year ended December 31, 2021, a change of ($24.2) million, or 90.8%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $1.0 million of transaction expenses related to the acquisitions of Rumble and BFT in 2021.

Other (Income) Expense, net

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Interest income	$(1,805)	$(1,164)	$(641)	55.1%
Interest expense	13,017	24,709	(11,692)	(47.3)%
Other expense	523	—	523	NA
Gain on debt extinguishment	—	(3,707)	3,707	NA
Total other expense, net	$11,735	$19,838	$(8,103)	(40.8)%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the years ended December 31, 2022 and 2021.

Interest expense. Interest expense was $13.0 million in the year ended December 31, 2022, compared to $24.7 million in the year ended December 31, 2021, a decrease of $11.7 million, or 47.3%. Interest expense consists of interest on notes payable and long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The decrease was due primarily to lower average debt balance compared to the prior year and write off of $7.5 million of deferred loan costs and debt discount and $2.3 million prepayment penalty incurred in the prior year period related to our credit agreement with Cerberus Business Finance Agency, LLC, which was replaced with a new credit facility in April 2021, and $115.0 million paydown of debt with IPO proceeds.

Other expense. Other expense consists of TRA expense, which was $0.5 million in the year ended December 31, 2022.

Gain on debt extinguishment. Gain on debt extinguishment of $3.7 million in the year ended December 31, 2021 represents the forgiveness of principal and interest on our Paycheck Protection Program loan.

Income Taxes

	Years Ended December 31,		Change from Prior Year
	2022	2021	$	%
	($ in thousands)
Income taxes	$526	$783	$(257)	(32.8)%

Income taxes. Income taxes were $0.5 million in the year ended December 31, 2022, compared to $0.8 million in the year ended December 31, 2021. In 2022, the Company is taxed as a corporation. Prior to the IPO in July 2021, the Company was a pass-through entity for income tax purposes.

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

Merchandise revenue. Merchandise revenue was $20.1 million in the year ended December 31, 2021, compared to $16.6 million in the year ended December 31, 2020, an increase of $3.5 million, or 21.0%. The increase was due primarily to a higher number of operating studios in the year ended December 31, 2021 and temporary closures of studios in the year ended December 31, 2020.

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

Depreciation and amortization. Depreciation and amortization expense was $10.2 million in the year ended December 31, 2021, compared to $7.7 million in the year ended December 31, 2020, an increase of $2.5 million, or 32.9%. The increase was due primarily to an increase in intangible assets related to the Rumble and BFT acquisitions in March and October 2021.

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

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the years ended December 31, 2021 and 2020.

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

Income taxes. Income taxes were insignificant in each of the years ended December 31, 2021 and 2020.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and employer payroll taxes related to equity-based compensation, acquisition and transaction expenses (income) (including change in contingent consideration), management fees and expenses (that were discontinued after July 2021), integration and related expenses, litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), secondary public offering expenses for which we did not receive proceeds, expense related to the remeasurement of our Tax Receivable Agreement (“TRA”) obligation, and expense related to loss on impairment of our brand intangible assets and goodwill that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Net income (loss)	$2,875	$(51,440)	$(13,640)
Interest expense, net	11,212	23,545	21,065
Income taxes	526	783	369
Depreciation and amortization	15,315	10,172	7,651
EBITDA	29,928	(16,940)	15,445
Equity-based compensation	29,044	9,699	1,751
Employer payroll taxes related to equity-based compensation	123	—	—
Acquisition and transaction expenses (income)	2,438	26,618	(10,990)
Management fees and expenses	—	462	795
Integration and related expenses	—	—	386
Litigation expenses	10,301	8,312	2,420
Employee retention credit	(2,597)	(2,269)	—
Secondary public offering expenses	836	—	—
TRA remeasurement	523	1,441	—
Impairment of brand assets	3,656	—	—
Adjusted EBITDA	$74,252	$27,323	$9,807

Liquidity and Capital Resources

As of December 31, 2022, we had $32.0 million of cash and cash equivalents, excluding $5.4 million of restricted cash.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (10.59% at December 31, 2022).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2022, we were in compliance with these covenants.

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

The total principal amount outstanding on the Term Loans was $137.7 million at December 31, 2022. Quarterly principal payments of $0.8 million on the Term Loan as amended are due beginning December 31, 2022.

In January 2023, we entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional term loans in an aggregate principal amount of $130.0 million (the "2023 Incremental Term Loan"), the proceeds of which were used to fund the repurchase of a portion of our outstanding Convertible Preferred (the “Repurchase Transactions”) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Amendment also (i) increases the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2023 Incremental Term Loan) to $1.1 million commencing on June 30, 2023 and (ii) amends the amount of the prepayment premium applicable in the event the 2023 Incremental Term Loan is prepaid.

On January 9, 2023, the Company entered into a preferred stock repurchase agreement (the "Repurchase Agreement") with certain holders of the Convertible Preferred, pursuant to which the Company agreed to repurchase 85,340 shares of Convertible Preferred. On January 13, 2023, the repurchase was completed for an aggregate payment of $131.0 million.

Cash Flows

The following table presents summary cash flow information for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	($ in thousands)
Net cash provided by (used in) operating activities	$51,670	$14,451
Net cash provided by (used in) investing activities	(14,613)	(50,635)
Net cash provided by (used in) financing activities	(21,007)	46,205
Net increase in cash, cash equivalents and restricted cash	$16,050	$10,021

Cash Flows from Operating Activities

In the year ended December 31, 2022, cash provided by operating activities was $51.7 million, compared to $14.5 million in the year ended December 31, 2021, an increase in cash provided of $37.2 million. Of the increase, $53.8 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $16.6 million primarily due to unfavorable changes in working capital related to deferred revenue, accrued expense and accounts receivable, partially offset by lower cash used for deferred costs and accounts payable in the year ended December 31, 2022, compared to the year ended December 31, 2021.

Cash Flows from Investing Activities

In the year ended December 31, 2022, cash used in investing activities was $14.6 million, compared to $50.6 million in the year ended December 31, 2021, a decrease of $36.0 million. The decrease was primarily attributable to a decrease of cash used in acquisition of businesses and purchase of studios; a decrease of cash used in issuing notes receivables and an increase in cash received from collection of notes receivable; partially offset by an increase in cash used to purchase property and equipment and intangible assets.

Cash Flows from Financing Activities

In the year ended December 31, 2022, cash used by financing activities was $21.0 million, compared to cash provided of $46.2 million in the year ended December 31, 2021, an increase in cash used of $67.2 million. The increase in cash used was primarily attributable to the following:

•
decrease in cash provided relating to (1) decrease in borrowing on long-term debt of $247.6 million, net of debt issuance costs of $0.9 million; and (2) cash received resulting from the 2021 IPO and preferred stock issuance, net of offering costs, of $317.3 million.

•
decrease in cash used relating to (1) the 2021 distribution to Member of $10.6 million; (2) decrease in payment of contingent consideration of $10.0 million; and (3) payments of $185.7 million in connection with reorganization transactions in 2021.
•
increase in cash used relating to (1) increase in loan to shareholder of $5.0 million; and (2) increase in dividend payment of $7.3 million.

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

Cash Flows from Financing Activities

In the year ended December 31, 2021, cash provided by financing activities was $46.2 million, compared to $7.3 million in the year ended December 31, 2020, an increase in cash provided of $38.9 million. The increase was primarily attributable to cash received resulting from the IPO and preferred stock issuance, net of offering costs, of $308.3 million, change to distributions to member of $62.6 million, lower payments on line of credit, lower debt issuance costs and increased borrowings from long term debt of $61.5 million, partially offset by $176.7 million payments made in connection with reorganization transactions as described in Note 12 of Notes to consolidated financial statements, $143.4 million increase in payments made to decrease net borrowings on our line of credit and long-term debt, an increase in dividend payment of $9.0 million, an increase in contingent consideration payment of $8.9 million and changes to the member contributions and receipts from member of $55.5 million.

Material Cash Commitments

The table below represents our material cash commitments, including the scheduled maturities of our contractual obligations as of December 31, 2022. The table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments due during the years ending December 31,
	Total	2023	2024-2025	2026-2027	Thereafter
	($ in thousands)
Operating lease obligations (1)	$47,049	$6,621	$13,221	$11,996	$15,211
Debt, principal (2)	137,722	3,035	134,687	—	—
Debt, interest (3)	29,772	14,435	15,337	—	—
Contingent consideration payments (4)	2,807	2,203	604	—	—
Loan to shareholder (Note 10) (5)	6,860	6,140	480	240	—
Total	$224,210	$32,434	$164,329	$12,236	$15,211

(1) We lease our facilities under non-cancelable operating leases.

(2) Represents scheduled debt obligation payments on debt outstanding as of December 31, 2022.

(3) Represents scheduled interest payments.

(4) Includes current and noncurrent estimated contingent consideration liabilities at December 31, 2022, based on expected achievement dates for earn-out targets, which includes the contingent consideration relating to purchase of BFT.

(5) Represents the additional loans obligated to fund under agreements with shareholders (see Note 10 of Notes to Consolidated Financial Statements).

In January 2023, the Company borrowed an additional $130.0 million under the Credit Agreement, the net proceeds of which was used to redeem a portion of the Convertible Preferred. Quarterly principal payments of $0.3 million commencing June 30, 2023, and related interest payments on this additional borrowing are not reflected in the above table.

Off-Balance Sheet Arrangements

As of December 31, 2022, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $1.4 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at December 31, 2022 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 17 of Notes to Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of December 31, 2022, no accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 17 of Notes to Consolidated Financial Statements for more information.

Critical Accounting Estimates

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

Our critical accounting policies are those that materially affect our consolidated financial statements, including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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

Merchandise revenue: We sell branded and non-branded merchandise to franchisees for retail sales to members at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, we are the principal in the transaction as we control the merchandise prior to it being delivered to the franchisee. We record branded merchandise revenue and related costs upon shipment on a gross basis. Franchisees have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were not significant for the years ended years ended December 31, 2022, 2021 and 2020.

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

Other service revenue

Service revenue: For company-owned transition studios, our distinct performance obligation is to provide fitness classes to the member. Revenue from company-owned transition studios has been very limited as we typically only own a limited number of studios and only for a short period of time pending the resale of the licenses to a franchisee. The company-owned transition studios sell memberships by individual class and by class packages. Revenue from the sale of classes and class packages for a specified number of classes are recognized over time as the member attends and utilizes the classes. Revenues from the sale of class packages for an unlimited number of classes are recognized over time on a straight-line basis over the duration of the contract period.

Digital platform revenue: We grant subscribers access to an online platform, which contains a library of virtual classes that is continually updated, through monthly or annual subscription packages. Revenue is recognized over time on a straight-line basis over the subscription period.

Additionally, we earn commission income from certain of our franchisees’ use of certain preferred vendors other than from merchandise and equipment described above. In these arrangements, we are the agent as we are not primarily responsible for fulfilling the orders. Commissions are earned and recognized at the point in time the vendor ships the product to franchisees. In addition, the Company grants vendors access to franchisees' members to provide certain services to the members. Revenue is recognized over time on a straight-line basis over the access period.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. We account for shipping and handling as activities to fulfill the promise to transfer the goods. Therefore, shipping and handling fees that are billed to customers, who are primarily franchisees, are recognized in revenue and the associated shipping and handling costs are recognized in cost of product sold as soon as control of the goods transfers to the customer.

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

Leases

The below discussions of lease accounting policies are the policies that went into effect beginning on January 1, 2022 with the adoption of ASC 842. For periods prior to January 1, 2022 we applied the policies under ASC 840. See Note 2 in Item 8: Financial Statements and Supplementary Data for a discussion of the policies in place under ASC 840.

We lease office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, we use the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, we use our incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that we will exercise those options and therefore, we utilized the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all leases. We have certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in the consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities.

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

Acquisition-Related Contingent Consideration

Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statement of operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria, changes in discount rates and changes in our stock price. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. Assuming there had been a 10% increase in the fair value, contingent consideration would have increased by $0.4 million for the year ended December 31, 2022.

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

During the third quarter of 2022, we determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to impacts arising from litigation resulting in decline in forecasted and actual cash flows. Therefore, we performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3,376. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. There were no further impairments recognized over the remainder of 2022. There were no impairments recorded for the years ended December 31, 2021 and 2020.

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

During the year ended December 31, 2022, we recorded impairments of trademark and franchise agreements intangible assets related to the AKT reporting unit aggregating $0.3 million. During the year ended December 31, 2021, we recorded aggregate impairments of property and equipment and amortizing intangible assets related to company-owned transition studios aggregating $0.8 million. There were no impairment charges recorded during the year ended December 31, 2020. The estimated fair value of the respective reporting units substantially exceeds their carrying value.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xponential Fitness, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes to stockholders'/member's equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 6, 2023

We have served as the Company's auditor since 2019.

Xponential Fitness, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$37,370	$21,320
Accounts receivable, net (Note 10)	25,555	11,702
Inventories	10,864	6,928
Prepaid expenses and other current assets	6,294	5,271
Deferred costs, current portion	4,131	3,712
Notes receivable from franchisees, net (Note 10)	1,520	2,293
Total current assets	85,734	51,226
Property and equipment, net	18,524	12,773
Right-of-use assets	30,079	—
Goodwill	165,697	169,073
Intangible assets, net	137,175	136,863
Deferred costs, net of current portion	43,620	42,015
Notes receivable from franchisees, net of current portion (Note 10)	1,067	3,041
Other assets	795	553
Total assets	$482,691	$415,544
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$16,185	$14,905
Accrued expenses	12,295	21,045
Deferred revenue, current portion	31,996	22,747
Notes payable	—	983
Current portion of long-term debt	3,035	2,960
Other current liabilities	9,265	3,253
Total current liabilities	72,776	65,893
Deferred revenue, net of current portion	109,465	95,691
Contingent consideration from acquisitions (Note 17)	28,182	54,881
Long-term debt, net of current portion, discount and issuance costs	133,039	127,983
Lease liability	30,583	—
Other liabilities	8,633	4,675
Total liabilities	382,678	349,123
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 200 shares issued and outstanding as of December 31, 2022 and 2021	308,075	276,890
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 27,571 and 23,898 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	2
Class B common stock, $0.0001 par value, 500,000 shares authorized, 21,647 and 22,969 shares issued, and 21,572 and 22,969 shares outstanding as of December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	505,186	—
Receivable from shareholder (Note 10)	(16,369)	(10,600)
Accumulated deficit	(641,903)	(643,833)
Treasury stock, at cost, 75 shares outstanding as of December 31, 2022, no shares outstanding as of December 31, 2021	(1,697)	—
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(154,778)	(654,429)
Noncontrolling interests	(53,284)	443,960
Total stockholders' deficit	(208,062)	(210,469)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$482,691	$415,544

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue, net:
Franchise revenue	$115,286	$74,459	$48,056
Equipment revenue	43,461	22,583	20,642
Merchandise revenue	27,073	20,140	16,648
Franchise marketing fund revenue	20,384	13,623	7,448
Other service revenue	38,750	24,274	13,798
Total revenue, net	244,954	155,079	106,592
Operating costs and expenses:
Costs of product revenue	47,220	28,550	25,727
Costs of franchise and service revenue	18,447	12,716	8,392
Selling, general and administrative expenses (Note 10)	129,108	94,798	60,917
Depreciation and amortization	15,315	10,172	7,651
Marketing fund expense	17,290	13,044	7,101
Acquisition and transaction expenses (income)	2,438	26,618	(10,990)
Total operating costs and expenses	229,818	185,898	98,798
Operating income (loss)	15,136	(30,819)	7,794
Other (income) expense:
Interest income	(1,805)	(1,164)	(345)
Interest expense (Note 10)	13,017	24,709	21,410
Other expense	523	—	—
Gain on debt extinguishment	—	(3,707)	—
Total other expense	11,735	19,838	21,065
Income (loss) before income taxes	3,401	(50,657)	(13,271)
Income taxes	526	783	369
Net income (loss)	2,875	(51,440)	(13,640)
Less: Net income (loss) attributable to noncontrolling interests	945	(32,611)	—
Net income (loss) attributable to Xponential Fitness, Inc.	$1,930	$(18,829)	$(13,640)

Net loss per share of Class A common stock:
Basic	$(0.87)	$(2.85)	N/A
Diluted	$(0.87)	$(2.85)	N/A
Weighted average shares of Class A common stock outstanding:
Basic	25,295	22,403	N/A
Diluted	25,295	22,403	N/A

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)	Redeemable noncontrolling interests
Balance at January 1, 2020	—	$—	—	$—	—	$—	$—	$152,265	$(31,735)	$(93,852)	$—	$26,678	$—
Equity-based compensation	—	—	—	—	—	—	—	1,751	—	—	—	1,751	—
Member contributions	—	—	—	—	—	—	—	32,884	—	—	—	32,884	—
Distributions to Member	—	—	—	—	—	—	—	(73,203)	—	—	—	(73,203)	—
Payment received from Member, net	—	—	—	—	—	—	—	—	30,279	—	—	30,279	—
Net loss	—	—	—	—	—	—	—	—	—	(13,640)	—	(13,640)	—
Balance at December 31, 2020	—	—	—	—	—	—	—	113,697	(1,456)	(107,492)	—	4,749	—
Activity prior to Reorganization Transactions and IPO
Equity-based compensation	—	—	—	—	—	—	—	708	—	—	—	708	—
Parent contribution of Rumble assets	—	—	—	—	—	—	—	20,483	—	—	—	20,483	—
Distributions to Member	—	—	—	—	—	—	—	(10,600)	—	—	—	(10,600)	—
Payment received from Member, net	—	—	—	—	—	—	—	—	1,456	—	—	1,456	—
Net loss	—	—	—	—	—	—	—	—	—	(13,342)	—	(13,342)	—
Balance prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	124,288	—	(120,834)	—	3,454	—
Activity in connection with Reorganization Transactions and IPO
Effect of Reorganization Transactions	12,994	1	23,543	2	—	—	—	(124,288)	(10,600)	(202,374)	—	(337,259)	282,513
Issuance of Class A common stock at the IPO, net of underwriting and offering costs	10,000	1	—	—	—	—	104,387	—	—	—	—	104,388	—
Purchase of shares from LCAT shareholders	—	—	—	—	—	—	(104,387)	—	—	(46,598)	—	(150,985)	—
Issuance of Class A common stock for underwriters' option to purchase additional shares	904	—	—	—	—	—	10,116	—	—	—	—	10,116	—
Redemption of Class B shares	—	—	(750)	—	—	—	(9,000)	—	—	—	—	(9,000)	—
Balance post the Reorganization Transactions and IPO	23,898	2	22,793	2	—	—	1,116	—	(10,600)	(369,806)	—	(379,286)	282,513
Activity after the Reorganization Transactions and IPO but prior to the amendment of the LLC agreement
Net loss	—	—	—	—	—	—	—	—	—	(17,155)	—	(17,155)	(17,568)
Equity-based compensation	—	—	—	—	—	—	2,089	—	—	—	—	2,089	5,731
Fair value adjustment for redeemable noncontrolling interest	—	—	—	—	—	—	(2,065)	—	—	(172,385)	—	(174,450)	174,450
Removing the redeemable feature of the noncontrolling interest	—	—	—	—	—	—	—	—	—	—	445,126	445,126	(445,126)
Balance subsequent to the amendment of the LLC agreement	23,898	2	22,793	2	—	—	1,140	—	(10,600)	(559,346)	445,126	(123,676)	—
Activity subsequent to the amendment of the LLC agreement
Vesting of Class B shares	—	—	176	—	—	—	—	—	—	—	—	—	—
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(1,116)	—	—	(77,378)	—	(78,494)	—
Equity-based compensation	—	—	—	—	—	—	283	—	—	—	535	818	—
Payment of preferred stock dividends	—	—	—	—	—	—	(307)	—	—	(5,435)	—	(5,742)	—
Net loss	—	—	—	—	—	—	—	—	—	(1,674)	(1,701)	(3,375)	—
Balance at December 31, 2021	23,898	2	22,969	2	—	—	—	—	(10,600)	(643,833)	443,960	(210,469)	—
Equity based compensation	—	—	—	—	—	—	12,925	—	—	—	12,193	25,118	—
Net income (loss)	—	—	—	—	—	—	—	—	—	1,930	945	2,875	—
Conversion of Class B shares to Class A shares	3,303	—	(3,303)	—	—	—	510,382	—	—	—	(510,382)	—	—
Vesting of Class B Shares	—	—	1,981	—	—	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	370	1	—	—	—	—	(1,909)	—	—	—	—	(1,908)	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	—	(5,769)	—	—	(5,769)	—
Payment of preferred stock dividend	—	—	—	—	—	—	(13,000)	—	—	—	—	(13,000)	—
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(31,185)	—	—	—	—	(31,185)	—
Settlement of contingent consideration	—	—	—	—	—	—	29,070	—	—	—	—	29,070	—
Purchase of treasury stock	—	—	—	—	75	(1,697)	(1,097)	—	—	—	—	(2,794)	—
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$—	$(16,369)	$(641,903)	$(53,284)	$(208,062)	$—

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,875	$(51,440)	$(13,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,315	10,172	7,651
Amortization and write off of debt issuance cost	126	5,749	3,096
Amortization and write off of discount on long-term debt	613	2,704	—
Change in contingent consideration from acquisitions	2,440	25,640	(10,990)
Amortization of right-of-use assets	2,655	—	—
Bad debt expense (recovery)	(712)	410	2,766
Equity-based compensation	29,044	9,699	1,751
Non-cash interest	(1,069)	583	1,321
Gain on debt extinguishment	—	(3,707)	—
Loss (gain) from disposal of assets	(78)	483	68
Impairment of studio assets	—	781	—
Impairment of brand assets	3,656	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,720)	(6,608)	2,977
Inventories	(3,936)	(768)	(1,392)
Prepaid expenses and other current assets	(1,023)	(4,220)	(2,904)
Operating lease liabilities	(2,496)	—	—
Deferred costs	(2,024)	(7,122)	(1,204)
Notes receivable, net	33	137	210
Accounts payable	469	(3,013)	1,709
Accrued expenses	(5,008)	3,596	1,914
Related party payable	—	(1)	(28)
Other current liabilities	2,226	1,449	(955)
Deferred revenue	18,223	30,011	7,005
Other assets	(240)	1	(196)
Other liabilities	3,301	(85)	113
Net cash provided by (used in) operating activities	51,670	14,451	(728)
Cash flows from investing activities:
Purchases of property and equipment	(8,955)	(3,638)	(1,880)
Purchase of studios	—	(450)	(1,150)
Proceeds from sale of assets	65	433	58
Purchase of intangible assets	(7,177)	(1,220)	(1,010)
Notes receivable issued	(1,782)	(2,258)	(619)
Notes receivable payment received	3,236	820	—
Acquisition of businesses	—	(44,322)	—
Net cash used in investing activities	(14,613)	(50,635)	(4,601)
Cash flows from financing activities:
Borrowings from line of credit	—	—	10,000
Payments on line of credit	—	—	(18,000)
Borrowings from long-term debt	7,425	255,980	188,665
Payments on long-term debt	(2,978)	(310,600)	(149,219)
Debt issuance costs	(55)	(996)	(5,158)
Proceeds from the issuance of Class A common stock, net of underwriting costs	—	122,016	—
Payments of costs related to IPO	—	(3,082)	—
Payments to purchase 750,000 LLC units/Class B Shares	—	(9,000)	—
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	198,396	—
Payment to purchase all of the shares of LCAT from LCAT shareholders	—	(144,485)	—
Payment of H&W Cash Merger Consideration	—	(11,720)	—
Payments to acquire the Preferred Units and LLC Units	—	(20,493)	—
Exchange of LLC units for Class B shares	—	2	—
Payment of preferred stock dividend and deemed dividend	(16,250)	(8,992)	—
Payment of contingent consideration	(2,190)	(12,154)	(3,250)
Payments on loans from related party (Note 10)	—	(85)	(111)
Member contributions	—	562	27,286
Payments for taxes related to net share settlement of restricted share units	(1,909)	—	—
Distributions to Member	—	(10,600)	(73,203)
Loan to shareholder (Note 10)	(5,050)	—	—
Receipts from Member, net (Note 10)	—	1,456	30,279
Net cash provided by (used in) financing activities	(21,007)	46,205	7,289
Increase in cash, cash equivalents and restricted cash	16,050	10,021	1,960
Cash, cash equivalents and restricted cash, beginning of year	21,320	11,299	9,339
Cash, cash equivalents and restricted cash, end of year	$37,370	$21,320	$11,299

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Interest paid	$11,631	$16,136	$17,035
Income taxes paid	2,785	1,403	228
Noncash investing and financing activity:
Capital expenditures accrued	$1,407	$595	$196
Contingent consideration converted to Member contribution (Note 10)	—	—	5,598
Contingent consideration converted to equity (Note 10)	29,070	—	—
Debt issuance costs added to debt principal	—	—	975
Parent contribution of Rumble assets	—	20,483	—
Original contingent consideration related to Rumble	—	23,100	—
Rumble note receivable from shareholder	—	10,600	—
Collateralization of note from shareholder with treasury shares (Note 10)	1,697	—	—
Adjustment of preferred stock to redemption value	31,185	78,494	—
Adjustment of redeemable noncontrolling interest	—	174,450	—
Deferred offering costs reclassified into equity	—	4,429	—
Accrued deemed dividend	—	3,250	—
Intangible asset acquired in exchange for deferred revenue	4,800	—	—

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000 shares of Class A common stock and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

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

As of December 31, 2022, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, which was acquired on March 24, 2021; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio, and conditioning-based classes, designed to achieve the unique health goals of its members, which was acquired on October 13, 2021. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 55, 25 and 40 company-owned transition studios as of December 31, 2022, 2021 and 2020, respectively.

In connection with the IPO, XPO Inc. entered into a series of transactions to implement an internal reorganization (the “Reorganization Transactions”). The pre-IPO members of XPO Holdings (the “Pre-IPO LLC Members”) who retained their equity ownership in the form of limited liability company units (the “LLC Units”), immediately following the consummation of the Reorganization Transactions are referred to as “Continuing Pre-IPO LLC Members.”

Because XPO Inc. manages and operates the business and controls the strategic decisions and day-to-day operations of XPO LLC through its ownership of XPO Holdings and because it also has a substantial financial interest in XPO LLC through its ownership of XPO Holdings, it consolidates the financial results of XPO LLC and XPO Holdings, and a portion of its net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the Continuing Pre-IPO LLC Members to a portion of XPO Holdings’ net income or loss.

Immediately following the closing of the IPO, XPO LLC is the predecessor of the Company for financial reporting purposes. As the sole managing member of XPO LLC, the Company operates and controls all of the business and affairs of XPO LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of XPO LLC. The Company consolidates XPO LLC on its consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations.

Basis of presentation – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one reportable and operating segment. During the years ended December 31, 2022, 2021 and 2020, the Company generated $12,823, $2,741 and $1,213 of revenue outside of the United States, respectively. As of December 31, 2022 and 2021, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. In addition, the Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 17 for further discussion of such obligations guaranteed.

Restricted cash was $5,381 and $1,427 at December 31, 2022 and 2021, respectively

Concentration of credit risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2022 and 2021, the Company had cash, cash equivalents and restricted cash that total $33,961 and $12,852, respectively, on deposit with high-credit quality financial institutions that exceed federally insured limits. The Company has not experienced any loss as a result of these or previous similar deposits. In addition, the Company closely monitors the extension of credit to its franchisees while maintaining allowances for potential credit losses.

Accounts receivable and allowance for doubtful accounts – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for doubtful accounts based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2022 and 2021, the allowance for doubtful accounts was $865 and $2,193, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

Software consists primarily of costs associated with web development projects. The Company capitalizes eligible costs to acquire, develop, or modify digital platforms that are incurred subsequent to the preliminary project stage. Depreciation of these assets begins upon the initial usage of the digital platforms.

The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal. Costs for repairs and maintenance are expensed as incurred. Repairs and maintenance costs for the years ended December 31, 2022, 2021 and 2020 were insignificant.

Goodwill and indefinite-lived intangible assets – Indefinite-lived intangible assets consist of goodwill and certain trademarks.

Goodwill – The Company tests for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company’s reporting units are the brand names under which it sells franchises. The annual impairment test is performed as of the first day of the Company’s fourth quarter. The annual impairment test begins with a qualitative assessment, where qualitative factors and their impact on critical inputs are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines that a reporting unit has an indication of impairment based on the qualitative assessment, it is required to perform a quantitative assessment. The Company generally determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying value exceeds the estimate of fair value, a write-down is recorded. The Company calculates impairment as the excess of the carrying value of goodwill over the estimated fair value. During the third quarter of 2022, the Company determined that the AKT reporting unit had an indication of impairment based on a qualitative assessment and performed a quantitative assessment. For further discussion, see Note 7. As a result, the Company recognized an impairment loss to write-off the goodwill associated with the AKT reporting unit. There were no further impairments recognized over the remainder of 2022. There were no impairments recorded for the years ended December 31, 2021 and 2020.

Trademarks – The Company tests for impairment of trademarks with an indefinite life annually or sooner whenever events or circumstances indicate that trademarks might be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. The Company determines the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, the Company impairs the trademarks to their fair value. There were no impairments recorded for the years ended December 31, 2022, 2021 and 2020.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Definite-lived intangible assets – Definite-lived intangible assets, consisting of franchise agreements, reacquired franchise rights, customer relationships, non-compete agreements, certain trademarks and web design and domain, are amortized using the straight-line method over the estimated remaining economic lives. Deferred video production costs are amortized on an accelerated basis. Amortization expense related to intangible assets is included in depreciation and amortization expense. The recoverability of the carrying values of all intangible assets with finite lives is evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted undiscounted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value, which is determined based on discounted future cash flows, through a charge to the consolidated statements of operations. Definite-lived intangible asset impairments of $280, $118 and $0 were recorded for the years ended December 31, 2022, 2021 and 2020, respectively. Definite-lived intangible asset impairments during the year ended December 31, 2022, related to trademark and franchise agreements of the AKT reporting unit for which the carrying value was deemed not recoverable. Definite-lived intangible asset impairments during the year ended December 31, 2021, related to company-owned transition studio assets for which the carrying value was deemed not recoverable.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

Merchandise revenue – The Company sells branded and non-branded merchandise to franchisees for retail sales to customers at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, the Company is the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company records branded merchandise revenue and related costs upon shipment on a gross basis. Customers have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2022, 2021 and 2020.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

Other revenue –

Service revenue – Historically, the revenue from company-owned transition studios has been very limited as the Company typically only owns a small number of studios and only for a short period of time pending the resale of the license to a franchisee. For company-owned transition studios, the Company’s distinct performance obligation is to provide fitness classes to the customer. The company-owned studios sell memberships by individual class and by class packages. Revenue from the sale of classes and class packages for a specified number of classes are recognized over time as the customer attends and utilizes the classes. Revenues from the sale of class packages for an unlimited number of classes are recognized over time on a straight-line basis over the duration of the contract period.

On-demand revenue – The Company grants a subscriber access to an online hosted platform, which contains a library of web-based classes that is continually updated, through monthly or annual subscription packages. Revenue is recognized over time on a straight-line basis over the subscription period.

Other revenue – The Company earns commission income from certain of its franchisees’ use of certain preferred vendors. In these arrangements, the Company is the agent as it is not primarily responsible for fulfilling the orders. Commissions are earned and recognized at the point in time the vendor ships the product to franchisees. In addition, the Company grants vendors access to franchisees' members to provide certain services to the members for a fee. Revenue is recognized over time on a straight-line basis over the access period.

Sales taxes, value added taxes and other taxes that are collected in connection with revenue transactions are withheld and remitted to the respective taxing authorities. As such, these taxes are excluded from revenue. The Company elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. Therefore, shipping and handling fees that are billed to franchisees are recognized in revenue and the associated shipping and handling costs are recognized in cost of product sold as soon as control of the goods transfers to the franchisee.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable, other receivables and notes receivable allowance for credit losses:

	Accounts receivable	Other receivables	Notes receivable	Total
Balance at January 1, 2020	$225	$429	$1,975	$2,629
Bad debt expense recognized during the year	2,685	—	81	2,766
Write-off of uncollectible amounts	(505)	—	(147)	(652)
Balance at December 31, 2020	2,405	429	1,909	4,743
Bad debt expense recognized during the year	102	—	308	410
Write-off of uncollectible amounts	(314)	—	(78)	(392)
Balance at December 31, 2021	2,193	429	2,139	4,761
Bad debt expense (recovery) recognized during the year	(705)	(429)	422	(712)
Write-off of uncollectible amounts	(623)	—	(1,842)	(2,465)
Balance at December 31, 2022	$865	$—	$719	$1,584

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

Advertising costs – Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2022, 2021 and 2020, the Company had approximately $7,685, $6,890 and $5,409, respectively, of advertising costs, including amounts spent in excess of marketing fund revenue.

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

Accrued expenses – Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued compensation	$4,611	$4,248
Contingent consideration from acquisitions, current portion	2,203	3,678
Sales tax accruals	3,186	6,003
Legal accruals	464	2,932
Accrued deemed dividend	—	3,250
Other accruals	1,831	934
Total accrued expenses	$12,295	$21,045

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

(amounts in thousands, except per share amounts)

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

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, related amounts have been excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company incurred $1, $0 and $0 in interest and penalties for the years ended December 31, 2022, 2021 and 2020, respectively.

Recently adopted accounting pronouncements –

Accounting for leases – On January 1, 2022, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” utilizing the effective date method for the initial application. Under Topic 842, the Company elected the package of practical expedients to not reassess (1) the classification of existing leases, (2) whether any expired or existing contracts are or contain leases and (3) initial direct costs for any existing leases. The Company did not elect the practical expedient pertaining to land easements, as it is not applicable to its leases. Additionally, the Company did not elect to use the practical expedient that permits a reassessment of lease terms for existing leases using hindsight. The Company's lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for common area maintenance. The Company applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. The Company has certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in the consolidated balance sheets.

As a result of the adoption of Topic 842, the consolidated financial statements for 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's consolidated balance sheets due to the recognition of $17,597 of right-of-use assets for operating leases and a corresponding lease obligation of $21,826 on January 1, 2022. The adoption of Topic 842 did not have a material impact on the Company's lease classification or on its statements of operations and liquidity. See Note 9, for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

Accounting for leases prior to January 1, 2022 under ASC 840 –The Company recognizes rent expense related to leased space on a straight-line basis over the term of the lease. The difference between rent expense and rent paid, if any, as a result of lease incentives is recorded as deferred rent in the Company’s consolidated balance sheets.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade and notes receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company will adopt the new accounting standard on January 1, 2023. The adoption of this accounting standard will not have a material impact on the Company's consolidated financial statements.

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The application of this accounting standard will not have a material impact on the Company's consolidated financial statements.

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The adoption of this accounting standard, effective January 1, 2023, will not have an impact on the Company's consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the year ended December 31, 2021, the Company entered into agreements with franchisees under which the Company repurchased six studios to operate as company-owned transition studios. The aggregate purchase price for the acquisitions was $450, less $60 of net deferred revenue and deferred costs resulting in total purchase consideration of $390 for the year ended December 31, 2021. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Property and equipment	$196
Reacquired franchise rights	194
Total purchase price	$390

The fair value of reacquired franchise rights was based on the excess earnings method and are considered to have an approximate five to eight-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. The acquisitions were not material to the results of operations of the Company.

During the year ended December 31, 2021, the Company refranchised 53 company-owned transition studios for aggregate proceeds of $433 and recorded a loss on disposal of the related assets of $483. During the year ended December 31, 2022, the Company refranchised 21 company-owned transition studios and received no proceeds and recorded no gain or loss on disposal of the studio assets. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a small number of strategic transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During years ended December 31, 2022, 2021 and 2020, included within SG&A expenses, the Company recorded $0, $781 and $0 of impairment charges, respectively, which is a Level 3 measurement.

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller") whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided, which is a Level 3 measurement. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of December 31, 2022.

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

Consideration for the transaction included cash of $60,000 AUD ($44,322 USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). Based on the purchase price allocation, the Company determined that the fair value of the estimated contingent consideration liability as of the acquisition date is $9,388 and is recorded in accrued expenses and contingent consideration from acquisitions in the consolidated balance sheets. See Note 17 for additional information.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company has agreed to indemnify the Seller. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the Seller and is seeking damages or in the alternative an account of profits. The Seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the Plaintiff’s claims of infringement were invalid and that even if they were valid, the Seller did not infringe upon these patents and trademarks. In addition, the Plaintiff has brought related claims for patent infringement against the Seller in the United States District Court for Delaware, and these actions are currently pending. See Note 17 for additional information.

As a part of the purchase accounting, the Company did not record any liability for the potential cancelation fee (which was evaluated in accordance with ASC 805, Business Combinations) and potential legal indemnification liability (which was evaluated in accordance with ASC 450, Contingencies).

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Rumble

On March 24, 2021, the Parent entered into a contribution agreement with Rumble Holdings LLC; Rumble Parent LLC and Rumble Fitness LLC (the “Selling Parties”) to acquire the franchise rights, brand, intellectual property and the rights to manage and license the “Rumble” franchise business. The Parent issued shares of the Parent’s Class A units equivalent to 1,300 shares of Class A common stock, which were used to fund the acquisition. Additional units equivalent to 2,024 shares of Class A common stock were issued to the Selling Parties, which units will vest if share prices ranging from $50.62 to $75.56 are met, or if the Company or the Parent has a change of control. In connection with the contribution agreement, the Parent agreed to provide up to $20,000 in debt financing to the Selling Parties. See Note 8 for additional information. The Parent contributed all assets acquired from the Selling Parties to XPO LLC. The fair value of all the Parent’s Class A units issued to the Selling Parties was determined to be $20,483 and is a Level 3 measurement. The Company estimated the value of the Parent’s shares using Level 3 input factors including the fair value of the acquired entity, negotiated values with the sellers of the acquired entity, recent equity recapitalizations of the Parent, comparable industry transactions, adjusted EBITDA multiples ranging from 15 to 18 and the estimated fair value of the Company’s reporting units.

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

In connection with the Reorganization Transactions, the Parent merged with and into XPO Holdings. As a result, the shares issued to Rumble Holdings LLC, are treated as a liability on the Company's balance sheet instead of equity and are therefore subject to a quarterly fair value remeasurement on a mark-to-market basis as a derivative liability. The contingent consideration liability recorded at the IPO date was $23,100. See Note 17 for additional information.

Goodwill and intangible assets recognized from this acquisition are not expected to be tax deductible.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the years ended December 31, 2022, 2021 and 2020, the Company incurred $0, $978 and $0, respectively, of transaction costs directly related to the acquisitions, which is included in acquisition and transaction expenses in the consolidated statements of operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the years ended December 31, 2022, 2021 and 2020. Other deferred revenue amounts of $18,576 and $11,805 for the years ended December 31, 2022 and 2021, respectively, are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at January 1, 2020	$72,359	$—	$72,359
Revenue recognized that was included in deferred revenue at the beginning of the year	(7,921)	—	(7,921)
Deferred revenue recorded as settlement in purchase accounting	(1,329)	—	(1,329)
Increase, excluding amounts recognized as revenue during the year	13,262	5,385	18,647
Balance at December 31, 2020	76,371	5,385	81,756
Revenue recognized that was included in deferred revenue at the beginning of the year	(11,320)	(1,897)	(13,217)
Deferred revenue recorded as settlement in purchase accounting	(667)	—	(667)
Increase, excluding amounts recognized as revenue during the year	36,269	2,492	38,761
Balance at December 31, 2021	100,653	5,980	106,633
Revenue recognized that was included in deferred revenue at the beginning of the year	(20,631)	(3,445)	(24,076)
Deferred revenue recorded as settlement in purchase accounting	(395)	—	(395)
Increase, excluding amounts recognized as revenue during the year	36,617	4,106	40,723
Balance at December 31, 2022	$116,244	$6,641	$122,885

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
2023	$9,178	$4,250	$13,428
2024	9,558	1,564	11,122
2025	10,693	414	11,107
2026	11,894	413	12,307
2027	11,803	—	11,803
Thereafter	63,118	—	63,118
	$116,244	$6,641	$122,885

The following table reflects the components of deferred revenue:

	December 31,
	2022	2021
Franchise and area development fees	$116,244	$100,653
Brand fees	6,641	5,980
Equipment and other	18,576	11,805
Total deferred revenue	141,461	118,438
Non-current portion of deferred revenue	109,465	95,691
Current portion of deferred revenue	$31,996	$22,747

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the consolidated statements of operations. At December 31, 2022 and 2021, there were approximately $3,589 and $3,071 of current deferred costs and approximately $43,445 and $41,941 in non-current deferred costs, respectively. The Company recognized approximately $11,049, $6,006 and $4,234 in franchise sales commission expense for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

At December 31, 2022 and 2021, the principal balance of the notes receivable was approximately $3,306 and $7,473, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2022 and 2021, the Company has reserved approximately $719 and $2,139 as uncollectible notes receivable, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021
Furniture and equipment	$4,182	$3,393
Computers and software	14,075	8,686
Vehicles	171	12
Leasehold improvements	7,533	6,481
Construction in progress	3,115	982
Less: accumulated depreciation	(10,552)	(6,781)
Total property and equipment	$18,524	$12,773

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3,931, $3,002 and $2,587, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist.

Goodwill at December 31, 2022 decreased to $165,697 from $169,073 at December 31, 2021. The $3,376 decrease was due to an impairment charge of $3,376 recognized in the third quarter of 2022 included within selling, general and administrative expenses. This amount represents the accumulated total of impairments recognized to date related to goodwill. There were no other impairments recognized prior to January 1, 2022. During the year ended December 31, 2021, there was an increase of $29,393 in previously reported goodwill due to the acquisitions of Rumble and BFT as discussed in Note 3.

During the third quarter of 2022, the Company determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to impacts arising from litigation resulting in decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3,376. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the trademark and franchise agreements intangible assets related to the AKT reporting unit were also impaired and recognized an impairment loss of $280 in the third quarter of 2022. There were no further impairment charges recognized on the Company's intangible assets for the remainder of 2022.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Intangible assets consisted of the following:

		December 31, 2022			December 31, 2021
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$21,110	$(2,606)	$18,504	$10,920	$(794)	$10,126
Franchise agreements	7.5 – 10	69,100	(25,143)	43,957	69,500	(17,166)	52,334
Non-compete agreement	5	—	—	—	1,400	(1,282)	118
Web design and domain	3 – 10	430	(196)	234	430	(86)	344
Deferred video production costs	3	4,046	(2,173)	1,873	2,370	(1,036)	1,334
Total definite-lived intangible assets		94,686	(30,118)	64,568	84,620	(20,364)	64,256
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$167,293	$(30,118)	$137,175	$157,227	$(20,364)	$136,863

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $11,384, $7,170 and $5,064, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Year ending December 31,
2023	$11,420
2024	10,903
2025	10,392
2026	7,481
2027	6,279
Thereafter	18,093
Total	$64,568

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (10.59% at December 31, 2022).

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Credit Agreement also contains mandatory prepayments of the Term Loans with: (i) 50% of XPO Holdings’ and its subsidiaries’ Excess Cash Flow (as defined in the Credit Agreement), subject to certain exceptions; (ii) 100% of the net proceeds of certain asset sales and insurance/condemnation events, subject to reinvestment rights and certain other exceptions; (iii) 100% of the net proceeds of certain extraordinary receipts, subject to reinvestment rights and certain other exceptions; (iv) 100% of the net proceeds of any incurrence of debt, excluding certain permitted debt issuances; and (v) up to $60,000 of net proceeds in connection with an initial public offering of at least $200,000, subject to certain exceptions.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2022, the Company was in compliance with these covenants.

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

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the 2020 Facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the year ended December 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan of $530 are due quarterly.

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

(amounts in thousands, except per share amounts)

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

The Company incurred debt issuance costs of $55, $996 and $5,158 for the years ended December 31, 2022, 2021 and 2020, respectively. Debt issuance cost amortization amounted to approximately $126, $5,749 and $3,096 for the years ended December 31, 2022, 2021 and 2020, respectively. Unamortized debt issuance costs as of December 31, 2022 and 2021, were $270 and $341, respectively, and are presented as a reduction to long-term debt in the consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of December 31, 2022 were as follows:

Year ending December 31,	Amount
2023	$3,035
2024	3,035
2025	131,652
Total	$137,722

The carrying value of the Company’s long-term debt approximated fair value as of December 31, 2022 and 2021, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

Note 9 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that the Company will exercise those options and therefore, the Company utilized the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all leases. The Company has certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in the consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities.

For periods prior to January 1, 2022, the Company recognized rent expense related to leases on a straight-line basis over the term of the lease. The difference between rent expense and rent paid, if any, as a result of lease incentives was recorded as deferred rent in the Company’s consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	December 31, 2022
ROU assets, net	Right-of-use assets	$30,079
Lease liabilities, short-term	Other current liabilities	$3,786
Lease liabilities, long-term	Lease liability	$30,583

Components of lease expense are summarized as follows:

	December 31, 2022
	Related-party lease	Third-party leases	Total
Operating lease costs	$239	$4,666	$4,905
Variable lease costs	—	856	856
Short-term lease costs	—	108	108
Total	$239	$5,630	$5,869

Rent expense was $5,651 and $3,133 for the years ended December 31, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases is summarized as follows:

December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,717
Lease liabilities arising from new ROU assets	$20,966

Other information related to leases for the year ended December 31, 2022 is summarized as follows:

Weighted average remaining lease term (years)	7.5
Weighted average discount rate	8.8%

Maturities of lease liabilities for the year ended December 31, 2022 are summarized as follows:

Amount
2023	$6,621
2024	6,596
2025	6,625
2026	6,432
2027	5,564
Thereafter	15,211
Total future lease payments	47,049
Less: imputed interest	12,680
Total	$34,369

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

As of December 31, 2021, under the previous accounting guidance for leases, approximate annual future commitments under noncancelable operating leases were as follows (see Note 10):

	Related-party lease	Third-party leases	Total
2022	$321	$3,392	$3,713
2023	331	3,397	3,728
2024	225	3,410	3,635
2025	—	3,245	3,245
2026	—	3,088	3,088
Thereafter	—	13,511	13,511
Total	$877	$30,043	$30,920

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

The Parent entered into a management services agreement with H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $0, $462 and $795, respectively, of management fees included within selling, general and administrative expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

As of December 31, 2019, the Company recorded a reduction to Member’s equity of $31,735, representing the net amount of funds advanced to the Member, as the Company determined that the Member had no plan to repay these amounts in the foreseeable future. The receivable from the Parent was repaid in February 2020. During 2020, the Company provided net funds to a subsidiary of the Parent aggregating $1,456 and recorded a corresponding reduction to member’s equity for this same amount. During the year ended December 31, 2021, the Parent repaid the balance of the receivable. The aggregate receivable from the Parent at December 31, 2021 was $0.

In February 2020, the Member contributed $49,443 to the Company in satisfaction of the $32,157 ($31,735 at December 31, 2019) receivable with the remainder recorded as a contribution. The proceeds were used to make a $30,000 principal payment on the Company’s then outstanding term loan, with the remainder available for unrestricted use by the Company. Also, in February 2020, the Company returned $19,443 of the contribution to the Member, which was recorded as a distribution. Also, in 2020, $53,760 of the proceeds from the borrowings under the 2020 Facility were forwarded to the Parent and recorded as a distribution. In August 2020, the Member contributed $10,000 to the Company, which was recorded as a contribution, the proceeds of which were used to repay the line of credit.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble seller. In July 2022, the Company entered into a settlement agreement with the Rumble sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In 2022, the Rumble sellers borrowed an additional $5,050 under the debt financing agreement which was recorded as receivable from shareholder within equity. In 2022, the Company recorded $719 of interest in kind, which was recorded as an increase to receivable from shareholder within equity. In addition, the Company agreed to fund additional loans to the Rumble sellers under the existing debt financing agreement in an aggregate amount of $5,900 at various dates through July 2023.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company’s Chief Executive Officer is the sole owner of ICI, which previously provided unsecured loans to the Company, which loaned the funds to franchisees to purchase a franchise territory or to setup a studio. The Company recorded notes payable to ICI and notes receivable from the franchisees resulting from these transactions. The notes from ICI to the Company accrued interest at the time the loan was made, which is recorded as interest expense. The notes receivable begin to accrue interest 45 days after the issuance to the franchisee. At December 31, 2022 and 2021, the Company had recorded $92 and $96 of notes receivable. The notes payable were repaid in 2021. The Company recognized $11, $11 and $13 of interest income and $0, $5 and $19 of interest expense for the years ended December 31, 2022, 2021 and 2020, respectively.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the years ended December 31, 2022, 2021 and 2020, the Company recorded expense related to this lease of $239, $319 and $319, respectively. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for issuance of 105 Restricted Stock Units ("RSUs") which vest on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs.

The Company earns revenues and has accounts receivable from franchisees who are also officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue and merchandise revenue, were $577, $507 and $327 for the years ended December 31, 2022, 2021 and 2020, respectively. Included in accounts receivable as of December 31, 2022 and 2021, is $4 and $27, respectively, for such sales. The Company has notes receivable from franchisees, who are also shareholders of the Company. At December 31, 2022 and 2021, notes receivable from franchisees includes $0 and $294 and notes receivable from franchisees, net of current portion includes $0 and $1,744, respectively.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features were immaterial upon issuance and as of December 31, 2022.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

At December 31, 2022 and 2021, the Company recognized the preferred maximum redemption value of $308,075 and $276,890, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 200,000 outstanding shares of Convertible Preferred). The recording of the preferred maximum redemption value was treated as deemed dividend, which was not included in the calculation of loss per share, and resulted in a net decrease of $31,185 to additional paid-in capital and $78,494 to additional paid-in capital and accumulated deficit as of December 31, 2022 and 2021, respectively (see Note 18).

Note 12 – Member’s/Stockholder's Equity (Deficit)

Member’s contributions – As described in Note 3 and presented in the consolidated statements of changes to stockholders'/member’s equity (deficit), during the year ended December 31, 2021, the Parent contributed assets related to the Rumble acquisition. The fair value of assets contributed was $20,483.

As described in Note 10, in February 2020, the Member contributed $49,443 to the Company, of which $32,157 was in satisfaction of the receivable from the Member and the remainder was a member’s contribution. Of this $49,443, $30,000 was used to paydown the principal on then outstanding term loans with the remainder available for unrestricted use by the Company. Also, in February 2020, the Company returned $19,443 of the contribution to the Member, which was recorded as a distribution. Also, in 2020, $53,760 of the proceeds from the borrowings under the 2020 Facility were paid to the Parent and recorded as a distribution.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Common stock – As described in Note 1, in connection with the IPO in July 2021, the Company issued 10,000 shares of Class A common stock, at a price of $12.00 per share. Immediately after the IPO, 22,994 shares of Class A common stock were outstanding, including 12,994 shares issued to historical owners of the Parent. Also on July 23, 2021, in connection with the completion of the Reorganization Transactions, 23,543 shares of Class B common stock were issued to the Continuing Pre-IPO LLC Members. In August 2021, the Company sold 904 shares of Class A common stock to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions, the Company received net proceeds of approximately $10,116 on August 24, 2021, which were used (i) $9,000 to purchase 750 LLC Units from the Company’s Chief Executive Officer and (ii) $1,116 for working capital. On April 6, 2022, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco (the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold 4,500 shares of Class A common stock at a price of $20.00 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 675 shares of the Company's Class A common stock, which was exercised on April 7, 2022. The shares sold in the offering consisted of (i) 2,479 existing shares of Class A common stock and (ii) 2,696 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Simultaneously, 2,696 Class B shares were surrendered by the Selling Stockholders and canceled. Additionally, during the year ended December 31, 2022, pursuant to the Amended LLC agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 607 shares of Class A common stock on a one-for-one basis.

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

The following table summarizes the ownership of XPO LLC as of December 31, 2022:

Owner	Units Owned	Ownership percentage
XPO Inc.	27,571	56.0%
Noncontrolling interests	21,647	44.0%
Total	49,218	100.0%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 13 – Equity Compensation

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares.

The performance-based grants were awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and were subject to certain forfeiture provisions prior to vesting. In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, was based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units was treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. During the years ended December 31, 2022 and 2021, the Company recognized $12,003 and $6,069 of expenses, respectively.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years), with an increase to Member’s contribution / Additional Paid-in Capital in Member’s / Stockholders' equity. The fair value of the time-based grants was calculated using a Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020
Risk free interest rate	0.05% – 0.16%	0.15%
Weighted average volatility	47.3%	39.6%
Dividend yield	—%	—%
Expected terms (in years) (1)	0.86	1.31

(1) The Company has limited historical information regarding the expected term. Accordingly, the Company determined the expected life of the units using the simplified method.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $190, $906 and $1,751 of compensation expenses, respectively, which was included within selling, general and administration expenses. At December 31, 2022, the Company had $21 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.08 years for the time-based grants.

The following table summarizes activity for profit interest units:

	Performance-based profit interests	Time-based profit interests
	Number of units	Number of units
Outstanding at January 1, 2020	1,879	829
Issued	53	53
Vested	—	(405)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2020	1,932	477
Issued	3	3
Vested	—	(406)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2021	1,935	74
Issued	—	—
Vested	(1,921)	(61)
Forfeited, expired, or canceled	(14)	—
Outstanding at December 31, 2022	—	13
Expected to vest	—	13

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Phantom stock –

Club Pilates and CycleBar issued 14 and 0.2 phantom stock units, respectively, to certain employees that settle, or were expected to settle, with cash payments. The phantom stock units were awarded with vesting conditions that include a service period and/or performance targets and a change of control and were subject to certain forfeiture provisions prior to vesting. There was no expense recorded for the years ended December 31, 2021 and 2020 related to the phantom stock units as vesting was not considered probable. During the years ended December 31, 2021 and 2020, 14 phantom stock units issued by Club Pilates and 0.2 phantom stock units issued by CycleBar were cancelled, respectively.

Liability Classified Restricted stock units –

In November 2021, the Company granted restricted stock unit (“RSU”) awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. As of December 31, 2022, management believes that the EBITDA targets will be achieved and is accordingly recognizing expense ratably over the vesting period. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary.

During the years ended December 31, 2022 and 2021, the Company recognized $3,926 and $352 of expense, respectively. At December 31, 2022, the Company had $3,597 of unrecognized expense relating to these grants.

Equity Classified Restricted stock –

In June 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) under which the Company may grant options, restricted stock units and other equity-based awards. The number of shares available for issuance under the 2021 Plan shall not exceed in the aggregate the sum of (i) 5,746 shares of Class A common stock, (ii) the number of shares of Class A common stock issuable pursuant to awards previously granted under the First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC (“Pre-IPO Plan”)(taking into account any conversion of such outstanding Awards) and (iii) an additional number of shares of Class A common stock that shall become available on the first day of each fiscal year of the Company in an amount equal to the lesser of (A) 511, (B) 2% of the outstanding shares of Class A common stock on the last day of the immediately prior fiscal year or (C) such number of shares of Class A common stock as determined by the board of directors in its discretion. As of December 31, 2022, there were 3,648 shares available for future grants under the Plan, less the variable number of shares relating to RSU awards granted with performance conditions classified as a liability. As an accounting policy election, the Company recognizes forfeitures as they occur.

The following table summarizes activity for RSUs for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	—	$—
Issued	1,123	13.76
Vested	—	—
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2021	1,123	13.76
Issued	1,642	19.82
Vested	(487)	13.61
Forfeited, expired, or canceled	(176)	18.00
Outstanding at December 31, 2022	2,102	$18.25

Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for restricted stock units is recognized on a straight-line basis.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. As of December 31, 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs and reversed previously recorded expense. As of December 31, 2022, the achievement of remaining performance metrics is considered probable.

Total compensation expense recognized for restricted stock units was $12,925 and $2,372 for the year ended December 31, 2022 and 2021, respectively. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. During the year ended December 31, 2022, the Company recognized an income tax benefit of $445 on vested RSUs.

At December 31, 2022, the Company had $29,490 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 3.32 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 56.0% economic interest in XPO Holdings.

Prior to 2021, the Company was a pass-through entity for income tax purposes. As such, the information below is not applicable for periods prior to 2021.

Income (loss) before income taxes is as follows:

	Years ended December 31,
	2022	2021
U.S. income (loss) before income taxes	$3,421	$(50,599)
Foreign loss before income taxes	(20)	(58)
Income (loss) before income taxes	$3,401	$(50,657)

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 consists of the following:

	Years ended December 31,
	2022	2021
Current tax expense (benefit):
Federal	$(142)	$322
State	450	274
Foreign	262	187
Total current tax expense (benefit)	570	783
Deferred tax expense (benefit):
Federal	(31)	—
State	(8)	—
Foreign	(5)	—
Total deferred tax expense (benefit)	(44)	—
Income tax expense (benefit)	$526	$783

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

A reconciliation between the Company's effective tax rate and the applicable U.S. federal statutory income tax rate for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Tax computed at federal statutory rate	21.0%	21.0%
State tax, net of federal tax benefit	3.0%	(0.1)%
Non-controlling interests	(31.1)%	(2.1)%
Income (loss) from pass-through entities	—%	(5.3)%
Permanent items	—%	(1.5)%
TRA liability	(3.6)%	—%
Executive compensation	3.8%	—%
Contingent consideration	45.4%	(10.4)%
Preferred stock dividend	—%	(1.5)%
State rate differential	22.5%	—%
Other	5.7%	(0.0)%
Valuation allowance	(51.2)%	(1.6)%
Effective tax rate	15.5%	(1.6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company's net deferred tax assets consist of the following as of December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Deferred tax assets:
Investment in partnership	$40,827	$28,164
Net operating losses	26,361	28,844
Tax receivable agreement	332	59
Interest expense	3,265	3,055
Deferred revenue	1,383	1,111
Other	279	379
Total deferred tax assets	72,447	61,612
Valuation allowance for deferred tax assets	(72,403)	(61,592)
Total deferred tax assets, net of valuation allowance	44	20
Deferred tax liabilities:
Property and equipment and intangible assets	—	(3)
Other	—	(17)
Total deferred tax liabilities	—	(20)
Net deferred tax assets (liabilities)	$44	$—

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $72,403 and $61,592 has been applied against the Company's net deferred tax assets that are not more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company recorded a valuation allowance to equity at the IPO date against its deferred tax assets related to its investment in XPO Holdings of approximately $60,197.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $100,976 and $91,397, respectively. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $109,182 and $109,560, respectively. Of the total federal net operating losses, approximately $94,640 were generated after January 1, 2018, and therefore do not expire. Federal net operating losses generated after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal and state net operating loss carryforwards will begin to expire in 2035 and 2032, respectively, unless previously utilized by the Company. As of December 31, 2022, the Company has foreign tax credits of $247 that begin to expire in 2030.

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

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S for years 2019 through 2022.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

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

As of December 31, 2022, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized; therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,163 and $801 of the current and non-current portions of the TRA, respectively, $57,842 of the TRA liability was not recorded as of December 31, 2022. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings (Loss) Per Share

For the year ended December 31, 2022 and the period from July 23, 2021 through December 31, 2021, the period following the Reorganization Transactions and IPO, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to XPO Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. There were no shares of Class A or Class B common stock outstanding prior to July 23, 2021, therefore no earnings per share information has been presented for any period prior to the date.

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

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 22,146 and 23,084 for the years ended December 31, 2022 and 2021, respectively. The potentially dilutive impact of restricted stock units is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic earnings (loss) per share and diluted earnings per share of Class A common stock:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net income (loss)	$2,875	$(51,440)
Less: net loss attributable to noncontrolling interests	19,284	78,417
Less: dividends on preferred shares	(13,000)	(5,742)
Less: deemed dividend	(31,185)	(84,994)
Net loss attributable to XPO Inc. - basic and diluted	$(22,026)	$(63,759)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	25,295	22,403

Net loss per share attributable to Class A common stock - basic	$(0.87)	$(2.85)
Net loss per share attributable to Class A common stock - diluted	$(0.87)	$(2.85)
Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Rumble Class A common stock	-	1,300
Restricted stock units	2,102	1,123
Convertible preferred stock	13,889	13,889
Conversion of Class B common stock to Class A common stock	21,572	22,969
Treasury share options	75	-
Rumble contingent shares	2,024	2,024
Profits interests, time vesting	14	74
Profit interest units, performance vesting	-	1,935

Note 16 – Employee Benefit Plan

The Company maintains the Xponential Fitness, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). Employees who have completed one month of service and have attained age 18 are eligible to participate in elective deferrals under the 401(k) Plan. Employees are eligible to participate for purposes of matching contributions upon completion of one year of service. On an annual basis, the Company will determine the formula for the discretionary matching contribution. In addition, the Company may make a discretionary nonelective contribution to the 401(k) Plan. During the years ended December 31, 2022, 2021 and 2020, the Company recorded expense for matching contributions to the 401(k) Plan of $481, $483 and $338, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 17 – Contingencies and Litigation

Litigation – In August 2020, Get Kaisered Inc., Kaiser Fitness LLC and Anna Kaiser (collectively, the “Plaintiffs”) filed a complaint against the Company and the Member alleging, among other claims, breaches by the Company of an asset purchase agreement and a consulting agreement. The complaint seeks relief including monetary damages and injunctive relief. On February 8, 2022, the Company entered into a settlement agreement with the Plaintiffs, pursuant to which the parties agreed to resolve all disputes and dismiss all actions. In addition, the Company agreed to pay Plaintiffs an amount in cash as part of the settlement. The Company has included in accrued expenses in the consolidated balance sheet as of December 31, 2021 an amount which approximates the settlement amount when combined with pre-existing obligations. The settlement amount was paid in full in March 2022.

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $464 and $2,931, which is included in accrued expenses in the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $744 and $706 of additional contingent consideration as interest expense for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. During the years ended December 31, 2022 and 2021, the Company recorded $380 and $540 of additional contingent consideration, which was recorded as acquisition and transaction expenses, respectively. During the year ended December 31, 2020, the Company recorded a reduction of $6,065 to contingent consideration, of which $215 and ($6,280) was recorded as interest expense and acquisition and transaction expenses (income), respectively. In December 2022, the Company entered into an agreement with the former owner of Row House (see Note 10), which settled the contingent consideration. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital. As of December 31, 2022 and 2021, contingent consideration totaled $0 and $840, respectively.

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

In connection with the 2018 acquisition of YogaSix, the Company is obligated to make additional payments for purchase consideration if certain events occur. Payment of additional consideration is contingent on YogaSix reaching a milestone of opening a number of franchise studios before the fourth anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. The inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The Company recorded $50 and $13 of additional contingent consideration as interest expense for the years ended December 31, 2021 and 2020, respectively. During the year ended December 2021, the Company paid the contingent consideration in full.

In connection with the 2018 acquisition of Stride, the Company initially recorded contingent consideration of $1,869 for the estimated fair value of the contingent payments. Payment of additional consideration was contingent on Stride reaching two milestones for opening franchise studios before the first anniversary of the purchase date. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. The contingent consideration agreement was modified in 2019 and 2020. Payments of additional consideration, as amended, were contingent on Stride reaching milestones for opening two franchise studios and membership enrollments for such studios at various dates through 2021. During the years ended December 31, 2021 and 2020, the Company recorded $0 and ($250), respectively, as acquisition and transaction expenses (income). During the year ended December 31, 2021, the Company paid the contingent consideration in full.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the years ended December 31, 2022 and 2021, the Company recorded an increase of $7,340 and $25,100 to contingent consideration, which was recorded as acquisition and transaction expenses (income), respectively. During the year ended December 31, 2022, the contingency related to 1,300 shares of Class A common stock expired and the $27,850 contingent consideration related to those shares was reclassified to additional paid-in capital. At December 31, 2022 and 2021, contingent consideration totals $27,690 and $48,200, recorded as contingent consideration from acquisitions in the consolidated balance sheets, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the years ended December 31, 2022 and 2021, the Company recorded ($4,634) and $130 of contingent consideration, which was recorded as interest expense of $646 and $130, and acquisition and transaction expenses (income) of ($5,280) and $0, respectively. In addition, during the year ended December 31, 2022, the Company paid $2,190 of contingent consideration. At December 31, 2022 and 2021, contingent consideration was $2,203 and $3,678 recorded as accrued expenses, respectively, and $492 and $5,841 recorded as contingent consideration from acquisitions, respectively, in the consolidated balance sheets.

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $1,357 and $927 as of December 31, 2022 and 2021, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2022 and 2021, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 18 – Subsequent Events

In January 2023, the Rumble sellers borrowed an additional $3,100 under the debt financing agreement which was recorded as receivable from shareholder within equity (see Note 10).

In January 2023, the Company entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional term loans in an aggregate principal amount of $130,000 (the "2023 Incremental Term Loan"), the proceeds of which were used to fund the Repurchase Transactions (defined below) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Amendment also (i) increases the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2023 Incremental Term Loan) to $1,065 commencing on June 30, 2023 and (ii) amends the amount of the prepayment premium applicable in the event the 2023 Incremental Term Loan is prepaid.

On January 9, 2023, the Company entered into a preferred stock repurchase agreement (the "Repurchase Agreement") with certain holders of the Convertible Preferred, pursuant to which the Company agreed to repurchase 85 shares of Convertible Preferred. On January 13, 2023, the repurchase was completed for an aggregate payment of $130,967.

In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the "Selling Stockholders") and certain underwriters named therein, pursuant to which the Selling Stockholders sold 5,000 shares of Class A common stock at a price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 Class B shares were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provided reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this Annual Report on Form 10-K.

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

(b) The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c) Not applicable.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333-257443	3.2	7/22/2021
3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333-257443	3.4	07/16/2021
3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.5	06/29/2021
3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.6	06/29/2021
4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333-257443	4.1	06/25/2021
4.2	Description of Securities.	10-K	000-40638	4.2	03/07/2022
10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333-257443	10.12	06/29/2021
10.2	Form of Registration Rights Agreement among Xponential Fitness, Inc. and the Investors named therein.	S-1	333-257443	10.15	06/25/2021
10.3	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333-257443	10.26	06/25/2021
10.4	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333-257443	10.1	06/25/2021
10.5	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333-257443	10.8	06/25/2021
10.6	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333-257443	10.13	07/16/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7	Form of Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-1/A	333-257443	10.16	07/16/2021
10.8	Form of Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-1/A	333-257443	10.17	07/16/2021
10.9	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award.+	S-1/A	333-257443	10.28	07/16/21
10.10	Employment Agreement dated as of July 1, 2021 by and between Xponential Fitness, LLC and Anthony Geisler.+	S-1/A	333-257443	10.18	07/16/21
10.11	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333-257443	10.19	06/25/2021
10.12	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Sarah Luna.+	S-1	333-257443	10.22	06/25/2021
10.13	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Ryan Junk.+	S-1	333-257443	10.21	06/25/2021
10.14	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Megan Moen.+	S-1	333-257443	10.20	06/25/2021
10.15	First Amended and Restated Phantom Equity Plan of Club Pilates Franchise, LLC.+	S-1	333-257443	10.24	06/25/2021
10.16	First Amended and Restated Phantom Equity Plan of CycleBar Holdco, LLC.+	10-K	000-40638	10.16	03/07/2022
10.17	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333-257443	10.27	06/29/2021
10.18	First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC.	S-1	333-257443	10.23	06/25/2021
10.19	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.	10-Q	001-40638	10.1	05/13/2022
10.20	Non-Employee Director Compensation Policy	10-Q	001-40638	10.1	08/12/2022
10.21	Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	10-Q	001-40638	10.1	11/10/2022
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xponential Fitness, Inc.

Date: March 6, 2023	By:	/s/ Anthony Geisler
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

Name	Title	Date

/s/ Anthony Geisler	Chief Executive Officer and Director (principal executive officer)	March 6, 2023
Anthony Geisler

/s/ John Meloun	Chief Financial Officer (principal financial and accounting officer)	March 6, 2023
John Meloun

/s/ Mark Grabowski	Chairman of the Board	March 6, 2023
Mark Grabowski

/s/ Brenda Morris	Director	March 6, 2023
Brenda Morris

/s/ Chelsea Grayson	Director	March 6, 2023
Chelsea Grayson

/s/ Jair Clarke	Director	March 6, 2023
Jair Clarke