Form 10-Q
period 2023-03-31
Xponential Fitness, Inc.
filed 2023-05-05
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 32,938,771 shares of Class A common stock outstanding and 16,618,110 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$28,135	$37,370
Accounts receivable, net (Note 10)	22,408	25,555
Inventories	12,962	10,864
Prepaid expenses and other current assets	9,918	6,294
Deferred costs, current portion	4,083	4,131
Notes receivable from franchisees, net	1,501	1,520
Total current assets	79,007	85,734
Property and equipment, net	19,171	18,524
Right-of-use assets	40,487	30,079
Goodwill	165,697	165,697
Intangible assets, net	134,691	137,175
Deferred costs, net of current portion	43,530	43,620
Notes receivable from franchisees, net of current portion	851	1,067
Other assets	862	795
Total assets	$484,296	$482,691
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$18,741	$16,185
Accrued expenses	14,328	12,295
Deferred revenue, current portion	31,276	31,996
Current portion of long-term debt	4,260	3,035
Other current liabilities	8,553	9,265
Total current liabilities	77,158	72,776
Deferred revenue, net of current portion	110,809	109,465
Contingent consideration from acquisitions (Note 16)	43,665	28,182
Long-term debt, net of current portion, discount and issuance costs	257,626	133,039
Lease liability	39,888	30,583
Other liabilities	6,611	8,633
Total liabilities	535,757	382,678
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 and 200 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	227,290	308,075
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 32,899 and 27,571 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,731 and 21,647 shares issued, and 16,656 and 21,572 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	438,038	505,186
Receivable from shareholder (Note 10)	(19,956)	(16,369)
Accumulated deficit	(639,207)	(641,903)
Treasury stock, at cost, 75 shares outstanding as of March 31, 2023 and December 31, 2022	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(222,817)	(154,778)
Noncontrolling interests	(55,934)	(53,284)
Total stockholders' deficit	(278,751)	(208,062)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$484,296	$482,691

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue, net:
Franchise revenue	$32,966	$25,500
Equipment revenue	13,094	7,779
Merchandise revenue	7,164	6,083
Franchise marketing fund revenue	6,211	4,435
Other service revenue	11,255	6,565
Total revenue, net	70,690	50,362
Operating costs and expenses:
Costs of product revenue	14,035	9,592
Costs of franchise and service revenue	4,032	4,234
Selling, general and administrative expenses (Note 10)	34,885	33,919
Depreciation and amortization	4,197	3,492
Marketing fund expense	5,006	4,355
Acquisition and transaction expenses	15,742	9,544
Total operating costs and expenses	77,897	65,136
Operating loss	(7,207)	(14,774)
Other (income) expense:
Interest income	(636)	(389)
Interest expense	7,977	2,861
Other expense	554	—
Total other expense	7,895	2,472
Loss before income taxes	(15,102)	(17,246)
Income tax benefit	(123)	(2,067)
Net loss	(14,979)	(15,179)
Less: net loss attributable to noncontrolling interests	(4,996)	(7,660)
Net loss attributable to Xponential Fitness, Inc.	$(9,983)	$(7,519)

Net loss per share of Class A common stock:
Basic	$(1.38)	$(1.51)
Diluted	$(1.38)	$(1.51)
Weighted average shares of Class A common stock outstanding:
Basic	30,754	22,737
Diluted	30,754	22,737

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	5,598	—	—	14	5,612
Net loss	—	—	—	—	—	—	—	—	(9,983)	(4,996)	(14,979)
Conversion of Class B shares to Class A shares	4,926	—	(4,926)	—	—	—	(2,332)	—	—	2,332	—
Payment of preferred stock dividend	—	—	—	—	—	—	(2,069)	—	—	—	(2,069)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(62,660)	—	—	—	(62,660)
Vesting of Class B Shares	—	—	10	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	402	—	—	—	—	—	(7,935)	—	—	—	(7,935)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(3,587)	—	—	(3,587)
Balance at March 31, 2023	32,899	$3	16,731	$2	75	$(1,697)	$438,038	$(19,956)	$(639,207)	$(55,934)	$(278,751)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898	$2	22,969	$2	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351	—	(351)	—	517,283	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,947	—	—	—	—	—	—
Balance at March 31, 2022	24,249	$2	24,565	$2	$465,525	$(10,600)	$(651,352)	$(68,779)	$(265,202)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,979)	$(15,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,197	3,492
Amortization and write off of debt issuance cost	283	33
Amortization of discount on long-term debt	609	151
Change in contingent consideration from acquisitions	15,742	9,546
Amortization of right-of-use assets	1,212	469
Bad debt recovery	(21)	(617)
Equity-based compensation	6,056	15,248
Non-cash interest	(478)	(208)
Gain on disposal of assets	—	(43)
Changes in assets and liabilities:
Accounts receivable	3,230	(3,300)
Inventories	(2,098)	(2,289)
Prepaid expenses and other current assets	(3,083)	(2,117)
Operating lease liabilities	(1,228)	(489)
Deferred costs	138	(818)
Notes receivable, net	2	5
Accounts payable	2,794	(2,758)
Accrued expenses	433	(4,633)
Other current liabilities	(1,800)	20
Deferred revenue	624	5,924
Other assets	(68)	(10)
Other liabilities	(214)	461
Net cash provided by operating activities	11,351	2,888
Cash flows from investing activities:
Purchases of property and equipment	(2,127)	(1,798)
Proceeds from sale of assets	—	65
Purchase of intangible assets	(470)	(316)
Notes receivable issued	—	(585)
Notes receivable payments received	212	426
Net cash used in investing activities	(2,385)	(2,208)
Cash flows from financing activities:
Borrowings from long-term debt	126,100	—
Payments on long-term debt	(1,065)	(740)
Debt issuance costs	(115)	(46)
Payment of preferred stock dividend and deemed dividend	(1,320)	(4,875)
Payment of contingent consideration	—	(589)
Payments for taxes related to net share settlement of restricted share units	(7,935)	—
Payments for redemption of preferred stock	(130,766)	—
Loan to shareholder (Note 10)	(3,100)	—
Net cash used in financing activities	(18,201)	(6,250)
Decrease in cash, cash equivalents and restricted cash	(9,235)	(5,570)
Cash, cash equivalents and restricted cash, beginning of period	37,370	21,320
Cash, cash equivalents and restricted cash, end of period	$28,135	$15,750

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$7,036	$2,499
Income taxes paid	550	146
Noncash investing and financing activity:
Capital expenditures accrued	$1,169	$807
Adjustment of convertible preferred stock to redemption value	62,660	50,931
Liability-classified restricted stock units vested	2,250	—
Deemed contribution from redemption of convertible preferred stock	12,679	—
Accrued tax withholding related to convertible preferred stock dividend	749	—

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

As of March 31, 2023, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 87 and 20 company-owned transition studios as of March 31, 2023 and 2022, respectively.

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

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders'/member’s equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Principles of consolidation – The Company’s consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information –The Company operates in one reportable and operating segment. The Company generated $2,980 and $3,380 of revenue outside the United States during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

The Company has marketing fund restricted cash, which can only be used for activities that promote the Company’s brands. In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. In addition, the Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 16 for further discussion of such obligations guaranteed.

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $5,917 and $5,381 at March 31, 2023 and December 31, 2022, respectively.

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

Credit Losses – Effective January 1, 2023, the Company adopted ASU 2016-13, which required the recognition of expected credit losses for account and notes receivable. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements as the expected credit loss model was not significantly different from the Company's prior policy and methodology for determining the allowance for doubtful accounts. For additional information refer to section below titled “Recently adopted accounting pronouncements.”

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2023	$865	$719	$1,584
Bad debt expense recognized during the year	(83)	62	(21)
Write-off of uncollectible amounts	(2)	—	(2)
Balance at March 31, 2023	$780	$781	$1,561

Accrued expenses – Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued compensation	$4,071	$4,611
Contingent consideration from acquisitions, current portion	2,511	2,203
Sales tax accruals	2,265	3,186
Legal accruals	638	464
Accrued tax withholding related to convertible preferred stock dividend	1,291	—
Other accruals	3,552	1,831
Total accrued expenses	$14,328	$12,295

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

(Unaudited)

(amounts in thousands, except per share amounts)

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three months ended March 31, 2023 and 2022.

Reclassifications

Certain amounts have been reclassified to conform to current year presentation.

Recently adopted accounting pronouncements –

Credit Losses – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and applies to trade and notes receivables. The adoption of this accounting standard on January 1, 2023 did not have a material impact on the Company's condensed consolidated financial statements as the expected credit loss model was not significantly different from the prior policy and methodology for determining the allowance for doubtful accounts. For additional information refer to section above titled “Credit Losses.”

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 was effective upon issuance. The adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The adoption of this accounting standard, effective January 1, 2023, did not have an impact on the Company's condensed consolidated financial statements.

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

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the three months ended March 31, 2023 and 2022, the Company refranchised three and nine company-owned transition studios, respectively, and received no proceeds and recorded no gain or loss on disposal of the studio assets. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a number of transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three months ended March 31, 2023 and 2022, the Company did not record any impairment charges.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller") whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided, which is a Level 3 measurement. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of March 31, 2023.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the three months ended March 31, 2023. Other deferred revenue amounts of $17,284 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2022	$116,244	$6,641	$122,885
Revenue recognized that was included in deferred revenue at the beginning of the year	(4,163)	(1,531)	(5,694)
Deferred revenue recorded as settlement in purchase accounting	(718)	—	(718)
Increase, excluding amounts recognized as revenue during the year	7,160	1,168	8,328
Balance at March 31, 2023	$118,523	$6,278	$124,801

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2023	$7,064	$3,887	$10,951
2024	9,643	1,564	11,207
2025	10,464	414	10,878
2026	11,835	413	12,248
2027	12,080	—	12,080
Thereafter	67,437	—	67,437
	$118,523	$6,278	$124,801

The following table reflects the components of deferred revenue:

	March 31,	December 31,
	2023	2022
Franchise and area development fees	$118,523	$116,244
Brand fees	6,278	6,641
Equipment and other	17,284	18,576
Total deferred revenue	142,085	141,461
Non-current portion of deferred revenue	110,809	109,465
Current portion of deferred revenue	$31,276	$31,996

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, there were approximately $3,688 and $3,589 of current deferred costs and approximately $43,386 and $43,445 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $2,035 and $2,553 for the three months ended March 31, 2023 and 2022, respectively.

Note 5 – Notes Receivable

The Company previously provided unsecured advances or extended financing related to the purchase of the Company’s equipment or franchise fees to various franchisees. These arrangements have terms of up to 18 months with interest typically based on LIBOR plus 700 basis points with an initial interest free period. The Company also provided loans to various franchisees through its relationship with Intensive Capital Inc. (“ICI”). The Company accrues the interest as an addition to the principal balance as the interest is earned. Activity related to these arrangements is presented within operating activities in the condensed consolidated statements of cash flows.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

At March 31, 2023 and December 31, 2022, the principal balance of the notes receivable was approximately $3,132 and $3,306, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Furniture and equipment	$4,327	$4,182
Computers and software	15,211	14,075
Vehicles	590	171
Leasehold improvements	7,920	7,533
Construction in progress	2,634	3,115
Less: accumulated depreciation	(11,511)	(10,552)
Total property and equipment	$19,171	$18,524

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1,242 and $845, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The Company has not identified any events or circumstances at March 31, 2023 that would require an interim goodwill impairment test. The carrying value of goodwill at March 31, 2023 and December 31, 2022 totaled $165,697 net of cumulative impairment of $3,376.

Intangible assets consisted of the following:

		March 31, 2023			December 31, 2022
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$21,110	$(3,134)	$17,976	$21,110	$(2,606)	$18,504
Franchise agreements	7.5 – 10	69,100	(27,175)	41,925	69,100	(25,143)	43,957
Web design and domain	3 – 10	430	(225)	205	430	(196)	234
Deferred video production costs	3	4,518	(2,540)	1,978	4,046	(2,173)	1,873
Total definite-lived intangible assets		95,158	(33,074)	62,084	94,686	(30,118)	64,568
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$167,765	$(33,074)	$134,691	$167,293	$(30,118)	$137,175

Amortization expense was $2,955 and $2,648, for the three months ended March 31, 2023 and 2022, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The anticipated future amortization expense of intangible assets is as follows:

Remainder of 2023	$8,670
2024	11,038
2025	10,504
2026	7,499
2027	6,280
Thereafter	18,093
Total	$62,084

Note 8 – Debt

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.30% at March 31, 2023).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2023, the Company was in compliance with these covenants.

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

(Unaudited)

(amounts in thousands, except per share amounts)

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

On January 9, 2023, the Company entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130,000 (the "2023 Incremental Term Loan"), the proceeds of which were used to fund the Repurchase Transactions (see Note 11) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2023 Incremental Term Loan) to $1,065 commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the 2023 Incremental Term Loan is prepaid.

In connection with the Fourth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $265, which was included in interest expense for the three months ended March 31, 2023.

The Company incurred debt issuance costs of $115 and $46 in the three months ended March 31, 2023 and 2022, respectively. Debt issuance cost amortization amounted to approximately $283 and $33 for the three months ended March 31, 2023 and 2022, respectively. Unamortized debt issuance costs as of March 31, 2023 and December 31, 2022 were $102 and $270, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of March 31, 2023 were as follows:

Amount
Remainder of 2023	$3,195
2024	4,260
2025	259,202
Total	$266,657

The carrying value of the Company’s long-term debt approximated fair value as of March 31, 2023 and December 31, 2022, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

(Unaudited)

(amounts in thousands, except per share amounts)

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

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	March 31, 2023	December 31, 2022
ROU assets, net	Right-of-use assets	$40,487	$30,079
Lease liabilities, short-term	Other current liabilities	$4,873	$3,786
Lease liabilities, long-term	Lease liability	$39,888	$30,583

Components of lease expense during the three months ended March 31, 2023 and 2022, are summarized as follows:

	Three Months Ended March 31
	2023			2022
	Related-party lease	Third-party leases	Total	Related-party lease	Third-party leases	Total
Operating lease costs	$—	$2,150	$2,150	$80	$813	$893
Variable lease costs	—	347	347	—	191	191
Short-term lease costs	—	—	—	—	107	107
Total	$—	$2,497	$2,497	$80	$1,111	$1,191

Supplemental cash flow information related to operating leases during the three months ended March 31, 2023 and 2022, are summarized as follows:

	Three Months Ended March 31
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,963	$908
Lease liabilities arising from new ROU assets	$11,621	$—

Other information related to lease are summarized as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	7.5	7.5
Weighted average discount rate	8.3%	8.8%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Maturities of lease liabilities as of March 31, 2023 are summarized as follows:

Amount
Remainder of 2023	$6,532
2024	8,619
2025	8,667
2026	8,525
2027	7,678
Thereafter	21,857
Total future lease payments	61,878
Less: imputed interest	17,117
Total	$44,761

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble seller. In July 2022, the Company entered into a settlement agreement with the Rumble sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In 2022, the Rumble sellers borrowed an additional $5,050 under the debt financing agreement which was recorded as receivable from shareholder within equity. In January 2023, the Rumble sellers borrowed an additional $3,100 under the debt financing agreement which was recorded as receivable from shareholder within equity. During the three months ended March 31, 2023, the Company recorded $487 of interest in kind, which was recorded as an increase to receivable from shareholder within equity. In addition, the Company agreed to fund additional loans to the Rumble sellers under the existing debt financing agreement in an aggregate amount of $2,800 at various dates through July 2023.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. The Company recorded expense related to this lease of $80 in the three months ended March 31, 2022. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for issuance of 105 Restricted Stock Units ("RSUs") which vest on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. During the three months ended March 31, 2023, the former owner of Row House borrowed $180, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 60 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 38 Club Pilates licenses to open additional new units. During the three months ended March 31, 2023, the Company recorded franchise and marketing fund revenue aggregating $1,232 from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from franchisees who are also officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue and merchandise revenue, were $136 and $263 for the three months ended March 31, 2023 and 2022, respectively. Included in accounts receivable as of March 31, 2023 and December 31, 2022, is $4 and $4, respectively, for such sales.

Note 11 – Redeemable Convertible Preferred Stock

On July 23, 2021, the Company issued and sold in a private placement 200 newly issued shares of Series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), for aggregate cash proceeds of $200,000, before deduction for offering costs. Holders of Convertible Preferred shares are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the PIK rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share and is mandatorily convertible under certain circumstances and redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on a consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features were immaterial upon issuance and as of March 31, 2023.

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

(Unaudited)

(amounts in thousands, except per share amounts)

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

On January 9, 2023, pursuant to a preferred stock repurchase agreement (the “Repurchase Agreement”) between the Company and certain holders of the Convertible Preferred, the Company repurchased 85 shares of Convertible Preferred for an aggregate payment of $130,766. The excess of fair market value of $12,679 over the consideration transferred was treated as deemed contribution and resulted in an decrease to accumulated deficit and was included in the calculation of loss per share.

At March 31, 2023 and December 31, 2022, the Company recognized the preferred maximum redemption value of $227,290 and $308,075, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 and 200 outstanding shares of Convertible Preferred at March 31, 2023 and December 31, 2022, respectively). The recording of the preferred maximum redemption value was treated as deemed dividend, which was included in the calculation of loss per share, and resulted in a net decrease of $62,660 and $50,931 to additional paid-in-capital as of March 31, 2023 and March 31, 2022, respectively.

Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the "Selling Stockholders") and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three months ended March 31, 2023 and 2022, pursuant to the Amended LLC agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,451 and 351 shares of Class A common stock on a one-for-one basis, respectively.

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

During 2023 and 2022, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of March 31, 2023:

Owner	Units Owned	Ownership percentage
XPO Inc.	32,899	66%
Noncontrolling interests	16,731	34%
Total	49,630	100%

Note 13 – Equity Compensation

Profit interest units –

Under the Pre-IPO Plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The performance-based grants were awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and were subject to certain forfeiture provisions prior to vesting. In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, was based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the agreement. The amendment of these units was treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met and the Company recognized $12,126 of expense when these grants vested in March 2022.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. The Company recognized $14 and $78 of expense during the three months ended March 31, 2023 and 2022, respectively, which was included within selling, general and administrative expenses. At March 31, 2023, the Company had $8 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.05 years for the time-based grants.

Liability Classified Restricted stock units –

In November 2021, the Company granted restricted stock unit (“RSU”) awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the three months ended March 31, 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. As of March 31, 2023, management believes that the EBITDA targets for the remaining RSU awards will be achieved and is accordingly recognizing expense ratably over the vesting period. During the three months ended March 31, 2023 and 2022, the Company recognized $444 and $621 of expense, respectively. At March 31, 2023, the Company had $3,153 of unrecognized expense relating to these grants.

Equity Classified Restricted stock units –

The following table summarizes activity for RSUs for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	2,102	$18.25
Issued	279	24.14
Vested	(581)	27.79
Forfeited, expired, or canceled	(19)	20.41
Outstanding at March 31, 2023	1,781	$19.33

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for restricted stock units is recognized on a straight-line basis.

During 2022, included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs. During the three months ended March 31, 2023, 36 units were earned and issued as shares. As of March 31, 2023, the achievement of remaining performance metrics is considered probable.

Total compensation expense recognized for restricted stock units was $5,598 and $2,423 for the three months ended March 31, 2023 and 2022, respectively. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. During the three months ended March 31, 2023 and 2022, the Company recognized an income tax benefit of $718 and $2,422 on vested RSUs, respectively.

At March 31, 2023, the Company had $30,689 of total unamortized compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.51 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 66% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three months ended March 31, 2023 and 2022 is 1% and 12%, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized income tax benefit of $123 and $2,067 on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 34%.

As of March 31, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2023. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

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

(Unaudited)

(amounts in thousands, except per share amounts)

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

As of March 31, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,163 and $1,356 of the current and non-current portions of the TRA, respectively, $93,429 of the TRA liability was not recorded as of March 31, 2023. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings per share of Class A common stock has been computed by dividing net income attributable to XPO Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

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

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 18,564 and 23,165 for the three months ended March 31, 2023 and 2022, respectively. The potentially dilutive impact of restricted stock units is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

The following table presents the calculation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(14,979)	$(15,179)
Less: net loss attributable to noncontrolling interests	24,588	35,003
Less: dividends on preferred shares	(2,069)	(3,250)
Less: deemed dividend	(62,660)	(50,931)
Add: deemed contribution from redemption of convertible preferred stock	12,679	-
Net loss attributable to XPO Inc. - basic and diluted	$(42,441)	$(34,357)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	30,754	22,737

Net loss per share attributable to Class A common stock - basic	$(1.38)	$(1.51)
Net loss per share attributable to Class A common stock - diluted	$(1.38)	$(1.51)
Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Rumble Class A common stock	-	1,300
Restricted stock units	1,781	2,360
Convertible preferred stock	7,963	13,889
Conversion of Class B common stock to Class A common stock	16,656	24,564
Treasury share options	75	-
Rumble contingent shares	2,024	2,024
Profits interests, time vesting	4	48

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 16 – Contingencies and Litigation

Litigation – In connection with the October 2021 acquisition of BFT, the Company agreed to indemnify the seller for certain claims and lawsuits against the seller that existed at the acquisition date. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the seller and is seeking damages or in the alternative an account of profits. The seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the plaintiff’s claims of infringement were invalid and that even if they were valid, the seller did not infringe upon these patents and trademarks. In addition, the plaintiff has brought related claims for patent infringement against the seller in the United States District Court for Delaware, and these actions are pending at March 31, 2023. In April 2023, the plaintiff dismissed all claims against the seller in the United States.

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $638 and $464 which is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Contingent consideration from acquisitions – In connection with the 2017 acquisition of Row House, the Company agreed to pay to the sellers 20% of operational or change of control distributions, subject to distribution thresholds, until the date on which a change in control or liquidation of Row House occurs. The Company determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach, which is a Level 3 measurement. Inputs used in the methodology primarily included sales forecasts, projected future cash flows and discount rate commensurate with the risk involved. During the three months ended March 31, 2022, the Company recorded an increase of $200 to contingent consideration, which was recorded as acquisition and transaction expenses. In December 2022, the Company entered into an agreement with the former owner of Row House (see Note 10), which settled the contingent consideration. As a result of the agreement, in December 2022, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital.

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble seller. The shares issued to the Rumble seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three months ended March 31, 2023 and 2022, the Company recorded an increase of $15,975 and $9,500 to contingent consideration, which was recorded as acquisition and transaction expense. In November 2022, the contingency related to 1,300 shares of Class A common stock expired and the $27,850 contingent consideration related to those shares was reclassified to additional paid-in capital. At March 31, 2023 and December 31, 2022, contingent consideration totals $43,665 and $27,690, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the three months ended March 31, 2023 and 2022, the Company recorded $49 and $178 of additional contingent consideration, which was recorded as interest expense, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded ($233) and ($154) of additional contingent consideration, which was recorded as acquisition and transaction income, respectively. In addition, during the three months ended March 31, 2023 and 2022, the Company paid $0 and $589 of contingent consideration. At March 31, 2023 and December 31, 2022, contingent consideration was $2,511 and $2,203 recorded as accrued expenses, respectively, and $0 and $492 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In addition, in connection with the October 2021 acquisition of BFT, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in either 2023 or 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid.

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception is not material, and as of March 31, 2023 and December 31, 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Lease guarantees –The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $2,811 as of March 31, 2023 and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of March 31, 2023 and December 31, 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 17 – Subsequent Events

In April 2023, the Rumble sellers borrowed an additional $1,300 under the debt financing agreement which was recorded as receivable from shareholder within equity (see Note 10).

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the "Company" or “XPO Inc.”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 66% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 49 U.S. states, the District of Columbia and Canada and through master franchise or international expansion agreements in 14 additional countries as of March 31, 2023. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest Barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of March 31, 2023, 2,411 studios were open in North America, and franchisees were contractually committed to open an additional 1,968 studios under existing franchise agreements. In addition, as of March 31, 2023, we had 345 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,078 new studios, of which master franchisees have sold 235 licenses for studios not yet opened as of March 31, 2023.

During the three months ended March 31, 2023 and 2022, we generated revenue outside the United States of $2,980 and $3,380, respectively. As of March 31, 2023 and December 31, 2022, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic in 2020 and through most of 2021, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. We are in the process of reselling the licenses for these studios to new or existing franchisees ("company-owned transition studios") as operating studios is not a component of our business model. However, we may not be able to do so and we may choose to close some or all such studios to the extent they are not profitable for an extended period of time and could incur charges in connection therewith for lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described under “Risk Factors” in the Annual Report, we believe that the most significant factors affecting our results of operations include:

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
•
Demand and competition for consumer income. Our revenue and future success will depend in part on the attractiveness of our brands and the services provided by franchisees relative to other fitness and entertainment options available to consumers. Our franchisees’ AUVs are dependent upon the performance of studios and may be impacted by reduced capacity as a result of various factors, including shifting consumer demand and behavior for fitness services. Macroeconomic factors such as inflation and recession, and economic factors affecting a particular geographic territory, may also increase competition for discretionary income, impact the returns generated by franchisees and therefore impact our operating results.

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

The following table sets forth our key performance indicators for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
System-wide sales	$317,752	$224,545
Number of new studio openings globally, net	115	99
Number of studios operating globally (cumulative total as of period end)	2,756	2,229
Number of licenses sold globally (cumulative total as of period end)(1)	5,638	4,684
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,078	950
AUV (LTM as of period end)	$519	$431
AUV (run rate)	$542	$450
Same store sales	20%	47%
Adjusted EBITDA(2)	$22,872	$14,453

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of “adjusted EBITDA” and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	North America	International	Global	North America	International	Global
Open Studios:
Open studios (beginning of period)	2,329	312	2,641	1,954	176	2,130
New studio openings, net	82	33	115	76	23	99
Open studios (end of period)	2,411	345	2,756	2,030	199	2,229
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	4,868	582	5,450	4,062	362	4,424
New franchise license sales	147	41	188	211	49	260
Franchise licenses sold (total end of period)	5,015	623	5,638	4,273	411	4,684
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,408			1,149
Less: studios opened under MFAs			330			199
Remaining studios obligated to open under MFAs			1,078			950
Licenses sold by master franchisees, net (2)			235			208

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

Results of Operations

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue, net:
Franchise revenue	$32,966	$25,500
Equipment revenue	13,094	7,779
Merchandise revenue	7,164	6,083
Franchise marketing fund revenue	6,211	4,435
Other service revenue	11,255	6,565
Total revenue, net	70,690	50,362
Operating costs and expenses:
Costs of product revenue	14,035	9,592
Costs of franchise and service revenue	4,032	4,234
Selling, general and administrative expenses	34,885	33,919
Depreciation and amortization	4,197	3,492
Marketing fund expense	5,006	4,355
Acquisition and transaction expenses	15,742	9,544
Total operating costs and expenses	77,897	65,136
Operating loss	(7,207)	(14,774)
Other (income) expense:
Interest income	(636)	(389)
Interest expense	7,977	2,861
Other expense	554	—
Total other expense	7,895	2,472
Loss before income tax benefit	(15,102)	(17,246)
Income tax benefit	(123)	(2,067)
Net loss	$(14,979)	$(15,179)

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2023 and 2022 as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue, net:
Franchise revenue	47%	51%
Equipment revenue	19%	15%
Merchandise revenue	10%	12%
Franchise marketing fund revenue	9%	9%
Other service revenue	15%	13%
Total revenue, net	100%	100%
Operating costs and expenses:
Costs of product revenue	20%	19%
Costs of franchise and service revenue	6%	8%
Selling, general and administrative expenses	49%	67%
Depreciation and amortization	6%	7%
Marketing fund expense	7%	9%
Acquisition and transaction expenses	22%	19%
Total operating costs and expenses	110%	129%
Operating loss	(10)%	(29)%
Other (income) expense:
Interest income	(1)%	(1)%
Interest expense	11%	6%
Other expense	1%	—%
Total other expense	11%	5%
Loss before income tax benefit	(21)%	(34)%
Income tax benefit	—%	(4)%
Net loss	(21)%	(30)%

Three Months Ended March 31, 2023 versus 2022

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2023 versus the three months ended March 31, 2022.

Revenue

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$32,966	$25,500	$7,466	29.3%
Equipment revenue	13,094	7,779	5,315	68.3%
Merchandise revenue	7,164	6,083	1,081	17.8%
Franchise marketing fund revenue	6,211	4,435	1,776	40.0%
Other service revenue	11,255	6,565	4,690	71.4%
Total revenue, net	$70,690	$50,362	$20,328	40.4%

Total revenue. Total revenue was $70.7 million in the three months ended March 31, 2023, compared to $50.4 million in the three months ended March 31, 2022, an increase of $20.3 million, or 40.4%. The increase in total revenue was primarily due to an increase in same store sales and an increase in open studios.

Franchise revenue. Franchise revenue was $33.0 million in the three months ended March 31, 2023, compared to $25.5 million in the three months ended March 31, 2022, an increase of $7.5 million, or 29.3%. Franchise revenue consisted of franchise royalty fees of $21.6 million, training fees of $2.6 million, franchise territory fees of $5.2 million and technology fees of $3.6 million in the three months ended March 31, 2023, compared to franchise royalty fees of $14.9 million, training fees of $1.8 million, franchise territory fees of $7.0 million and technology fees of $1.8 million in the three months ended March 31, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 20% increase in same store sales and to 527 new studio openings globally since March 31, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $13.1 million in the three months ended March 31, 2023, compared to $7.8 million in the three months ended March 31, 2022, an increase of $5.3 million, or 68.3%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended March 31, 2023, totaled 141 compared to 104 in the prior year period, primarily due to the increase of studio openings compared to the prior year period. The increase in average revenue per install is due to a brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $7.2 million in the three months ended March 31, 2023, compared to $6.1 million in the three months ended March 31, 2022, an increase of $1.1 million, or 17.8.%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $6.2 million in the three months ended March 31, 2023, compared to $4.4 million in the three months ended March 31, 2022, an increase of $1.8 million, or 40.0%. The increase was primarily due to an increase in same store sales and 381 new studio openings in North America since March 31, 2022.

Other service revenue. Other service revenue was $11.3 million in the three months ended March 31, 2023, compared to $6.6 million in the three months ended March 31, 2022, an increase of $4.7 million, or 71.4%. The increase was primarily due to a $2.1 million increase in other preferred vendor commission revenue and brand fee revenue and a $2.8 million increase in package and memberships revenue due to more company-owned transition studios, partially offset by a decrease in on-demand revenue.

Operating Costs and Expenses

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$14,035	$9,592	$4,443	46.3%
Costs of franchise and service revenue	4,032	4,234	(202)	(4.8)%
Selling, general and administrative expenses	34,885	33,919	966	2.8%
Depreciation and amortization	4,197	3,492	705	20.2%
Marketing fund expense	5,006	4,355	651	14.9%
Acquisition and transaction expenses	15,742	9,544	6,198	64.9%
Total operating costs and expenses	$77,897	$65,136	$12,761	19.6%

Costs of product revenue. Costs of product revenue was $14.0 million in the three months ended March 31, 2023, compared to $9.6 million in the three months ended March 31, 2022, an increase of $4.4 million, or 46.3%, consistent with the increase in related revenues of 46.1%.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.0 million in the three months ended March 31, 2023, compared to $4.2 million in the three months ended March 31, 2022, a decrease of $0.2 million, or 4.8%. The decrease was primarily due to a $0.5 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by an increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $34.9 million in the three months ended March 31, 2023, compared to $33.9 million in the three months ended March 31, 2022, an increase of $1.0 million, or 2.8%. The increase was primarily attributable to an increase in salaries and wages of $6.6 million related to a larger number of company-owned transition studios and to a one-time $2.6 million employee retention payroll tax credit in the prior year period; increase in occupancy expenses of $1.4 million primarily related to company-owned transition studios and a net increase in other variable expenses in 2023 of $2.2 million, partially offset by a decrease in equity-based compensation expense of $9.2 million primarily due to vesting of performance-based awards in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million in the three months ended March 31, 2023, compared to $3.5 million in the three months ended March 31, 2022, an increase of $0.7 million, or 20.2%. The increase was due primarily to amortization of intangibles related to the BodyFit trademark acquired in the second quarter of 2022 and to an increase in fixed assets to support our on-demand offerings.

Marketing fund expense. Marketing fund expense was $5.0 million in the three months ended March 31, 2023, compared to $4.4 million in the three months ended March 31, 2022, an increase of $0.7 million, or 14.9% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses. Acquisition and transaction expenses were $15.7 million in the three months ended March 31, 2023, compared to $9.5 million in the three months ended March 31, 2022, an increase of $6.2 million. These expenses represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(636)	$(389)	$(247)	63.5%
Interest expense	7,977	2,861	5,116	178.8%
Other expense	554	—	554	NA
Total other expense, net	$7,895	$2,472	$5,423	219.4%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended March 31, 2023 and 2022.

Interest expense. Interest expense was $8.0 million in the three months ended March 31, 2023, compared to $2.9 million in the three months ended March 31, 2022, an increase of $5.1 million, or 178.8%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $0.6 million in the three months ended March 31, 2023.

Income Taxes

	Three Months Ended March 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income tax benefit	$(123)	$(2,067)	$1,944	(94.0)%

Income taxes. Income taxes (benefit) were ($0.1) million in the three months ended March 31, 2023, compared to ($2.1) million in the three months ended March 31, 2022.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (including change in contingent consideration), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), fees for financial transactions, such as secondary public offerings expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and expense related to the remeasurement of our TRA obligation that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(14,979)	$(15,179)
Interest expense, net	7,341	2,472
Income tax benefit	(123)	(2,067)
Depreciation and amortization	4,197	3,492
EBITDA	(3,564)	(11,282)
Equity-based compensation	6,056	15,248
Employer payroll taxes related to equity-based compensation	474	—
Acquisition and transaction expenses	15,742	9,544
Litigation expenses	2,045	2,740
Employee retention credit	—	(2,597)
Financial transaction fees and related expenses	1,565	487
TRA remeasurement	554	313
Adjusted EBITDA	$22,872	$14,453

Liquidity and Capital Resources

As of March 31, 2023, we had $22.2 million of cash and cash equivalents, excluding $5.9 million of restricted cash.

We require cash principally to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our tax receivable agreement, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Form 10-K for the year ended December 31, 2022. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.30% at March 31, 2023).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2023, we were in compliance with these covenants.

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

On January 9, 2023, we entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130.0 million (the "2023 Incremental Term Loan"), the proceeds of which were used to fund the repurchase of a portion of our outstanding Convertible Preferred (the “Repurchase Transactions”) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2023 Incremental Term Loan) commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the 2023 Incremental Term Loan is prepaid.

The total principal amount outstanding on the Term Loans was $266.7 million at March 31, 2023.Quarterly principal payments of $1.1 million on the Term Loan as amended are due beginning June 30, 2023.

On January 9, 2023, we entered into a preferred stock repurchase agreement (the "Repurchase Agreement") with certain holders of the Convertible Preferred, pursuant to which we agreed to repurchase 85,340 shares of Convertible Preferred. On January 13, 2023, the repurchase was completed for an aggregate payment of $130.8 million. The excess of fair market value of $12.7 million over the consideration transferred was treated as deemed contribution and resulted in an increase to our accumulated deficit.

At March 31, 2023, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flows

The following table presents summary cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$11,351	$2,888
Net cash provided by (used in) investing activities	(2,385)	(2,208)
Net cash provided by (used in) financing activities	(18,201)	(6,250)
Net decrease in cash, cash equivalents and restricted cash	$(9,235)	$(5,570)

Cash Flows from Operating Activities

In the three months ended March 31, 2023, cash provided by operating activities was $11.4 million, compared to cash provided of $2.9 million in the three months ended March 31, 2022, an increase in cash provided of $8.5 million. Of the increase, $0.2 million was due to lower net loss after adjustments to reconcile net loss to net cash provided by operating activities and $8.3 million primarily due to favorable changes in working capital related to accounts receivable, accounts payable and accrued expense; partially offset by unfavorable changes in working capital related to deferred revenue in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Cash Flows from Investing Activities

In the three months ended March 31, 2023, cash used in investing activities was $2.4 million, compared to $2.2 million in the three months ended March 31, 2022, an increase in cash used of $0.2 million. The increase was primarily attributable to a decrease of cash used in issuing notes receivables; partially offset by a decrease in cash received from collection of notes receivable and an increase in cash used to purchase property and equipment and intangible assets.

Cash Flows from Financing Activities

In the three months ended March 31, 2023, cash used in financing activities was $18.2 million, compared to $6.3 million in the three months ended March 31, 2022, an increase in cash used of $11.9 million. The increase in cash used was primarily attributable to tax payments of $7.9 million related to vesting of restricted share units and payment of $130.8 million related to repurchase of convertible preferred stock; partially offset by increase in cash received relating to borrowing on long-term debt of $126.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $2.8 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at March 31, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of March 31, 2023 no accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Fourth Amendment, dated as of January 9, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

10.2

Underwriting Agreement, dated as of February 7, 2023, by and among the Company, Xponential Intermediate Holdings, LLC, BofA Securities, Inc., Jefferies LLC, as representatives of the several underwriters named in Schedule A thereto and the selling stockholders named in Schedule B thereto. Incorporated by reference to Exhibit 1.1 to Form 8-K filed with the SEC on February 10, 2023.

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

Xponential Fitness, Inc. (Registrant)

Date: May 5, 2023	By:	/s/ John Meloun
John Meloun
Chief Financial Officer