Form 10-Q
period 2023-06-30
Xponential Fitness, Inc.
filed 2023-08-07
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 33,455,003 shares of Class A common stock outstanding and 16,510,913 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$40,189	$37,370
Accounts receivable, net (Note 10)	27,016	25,555
Inventories	11,945	10,864
Prepaid expenses and other current assets	11,666	6,294
Deferred costs, current portion	4,264	4,131
Notes receivable from franchisees, net	1,502	1,520
Total current assets	96,582	85,734
Property and equipment, net	21,153	18,524
Right-of-use assets	85,646	30,079
Goodwill	170,563	165,697
Intangible assets, net	125,060	137,175
Deferred costs, net of current portion	44,650	43,620
Notes receivable from franchisees, net of current portion	638	1,067
Other assets	853	795
Total assets	$545,145	$482,691
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$26,794	$16,185
Accrued expenses	15,130	12,295
Deferred revenue, current portion	34,555	31,996
Current portion of long-term debt	4,260	3,035
Other current liabilities	19,706	9,265
Total current liabilities	100,445	72,776
Deferred revenue, net of current portion	112,816	109,465
Contingent consideration from acquisitions (Note 16)	12,513	28,182
Long-term debt, net of current portion, discount and issuance costs	257,490	133,039
Lease liability	77,598	30,583
Other liabilities	7,017	8,633
Total liabilities	567,879	382,678
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 and 200 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	181,738	308,075
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 33,220 and 27,571 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,592 and 21,647 shares issued, and 16,517 and 21,572 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	485,832	505,186
Receivable from shareholder (Note 10)	(21,798)	(16,369)
Accumulated deficit	(620,828)	(641,903)
Treasury stock, at cost, 75 shares outstanding as of June 30, 2023 and December 31, 2022	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(158,486)	(154,778)
Noncontrolling interests	(45,986)	(53,284)
Total stockholders' deficit	(204,472)	(208,062)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$545,145	$482,691

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net:
Franchise revenue	$35,133	$27,622	$68,099	$53,122
Equipment revenue	14,428	12,381	27,522	20,160
Merchandise revenue	8,401	6,753	15,565	12,836
Franchise marketing fund revenue	6,617	4,937	12,828	9,372
Other service revenue	12,761	7,867	24,016	14,432
Total revenue, net	77,340	59,560	148,030	109,922
Operating costs and expenses:
Costs of product revenue	14,223	13,519	28,258	23,111
Costs of franchise and service revenue	3,714	4,544	7,746	8,778
Selling, general and administrative expenses (Note 10)	44,448	29,322	79,333	63,241
Depreciation and amortization	4,288	3,579	8,485	7,071
Marketing fund expense	5,466	4,081	10,472	8,436
Acquisition and transaction income	(31,252)	(31,627)	(15,510)	(22,083)
Total operating costs and expenses	40,887	23,418	118,784	88,554
Operating income	36,453	36,142	29,246	21,368
Other (income) expense:
Interest income	(529)	(418)	(1,165)	(807)
Interest expense	8,627	2,866	16,604	5,727
Other expense	698	—	1,252	—
Total other expense	8,796	2,448	16,691	4,920
Income before income taxes	27,657	33,694	12,555	16,448
Income taxes	133	2,217	10	150
Net income	27,524	31,477	12,545	16,298
Less: net income attributable to noncontrolling interests	9,145	14,643	4,149	6,983
Net income attributable to Xponential Fitness, Inc.	$18,379	$16,834	$8,396	$9,315

Net income per share of Class A common stock:
Basic	$1.44	$3.28	$0.16	$1.86
Diluted	$0.09	$0.50	$0.08	$0.26
Weighted average shares of Class A common stock outstanding:
Basic	33,045	25,414	31,906	24,083
Diluted	41,593	63,183	50,059	62,696

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	5,598	—	—	14	5,612
Net loss	—	—	—	—	—	—	—	—	(9,983)	(4,996)	(14,979)
Conversion of Class B shares to Class A shares	4,926	—	(4,926)	—	—	—	(2,332)	—	—	2,332	—
Payment of preferred stock dividend	—	—	—	—	—	—	(2,069)	—	—	—	(2,069)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(62,660)	—	—	—	(62,660)
Vesting of Class B Shares	—	—	10	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	402	—	—	—	—	—	(7,935)	—	—	—	(7,935)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(3,587)	—	—	(3,587)
Balance at March 31, 2023	32,899	3	16,731	2	75	(1,697)	438,038	(19,956)	(639,207)	(55,934)	(278,751)
Equity-based compensation	—	—	—	—	—	—	5,608	—	—	3	5,611
Net income	—	—	—	—	—	—	—	—	18,379	9,145	27,524
Conversion of Class B shares to Class A shares	141	—	(141)	—	—	—	(1,332)	—	—	1,332	—
Payment of preferred stock dividend	—	—	—	—	—	—	(1,857)	—	—	—	(1,857)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	45,551	—	—	—	45,551
Vesting of Class B Shares	—	—	2	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	180	—	—	—	—	—	(176)	—	—	—	(176)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(1,683)	—	—	(1,683)
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Payment received from shareholder	—	—	—	—	—	—	—	1,290	—	—	1,290
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(532)	(532)
Balance at June 30, 2023	33,220	$3	16,592	$2	75	$(1,697)	$485,832	$(21,798)	$(620,828)	$(45,986)	$(204,472)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898	$2	22,969	$2	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351	—	(351)	—	517,283	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,947	—	—	—	—	—	—
Balance at March 31, 2022	24,249	2	24,565	2	465,525	(10,600)	(651,352)	(68,779)	(265,202)
Equity based compensation	—	—	—	—	3,861	—	—	(54)	3,807
Net income	—	—	—	—	—	—	16,834	14,643	31,477
Conversion of Class B shares to Class A shares	2,883	—	(2,883)	—	(7,387)	—	—	7,387	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	127,821	—	—	—	127,821
Vesting of Class B Shares	—	—	5	—	—	—	—	—	—
Vesting of restricted stock units	54	—	—	—	—	—	—	—	—
Balance at June 30, 2022	27,186	$2	21,687	$2	$586,570	$(10,600)	$(634,518)	$(46,803)	$(105,347)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$12,545	$16,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,485	7,071
Amortization and write off of debt issuance cost	296	64
Amortization of discount on long-term debt	1,218	303
Change in contingent consideration from acquisitions	(15,510)	(22,081)
Amortization of right-of-use assets	3,347	886
Bad debt expense (recovery)	897	(773)
Equity-based compensation	12,111	19,677
Non-cash interest	(856)	(448)
Write down of brand assets	7,238	—
Loss (gain) on disposal of assets	133	(68)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,022)	(6,964)
Inventories	(983)	(7,359)
Prepaid expenses and other current assets	(5,280)	(635)
Operating lease liabilities	(2,636)	(910)
Deferred costs	(1,192)	(1,116)
Notes receivable, net	2	13
Accounts payable	9,302	10,819
Accrued expenses	1,174	(2,216)
Other current liabilities	663	380
Deferred revenue	1,945	12,652
Other assets	(59)	(85)
Other liabilities	(253)	686
Net cash provided by operating activities	30,565	26,194
Cash flows from investing activities:
Purchases of property and equipment	(4,360)	(4,394)
Proceeds from sale of assets	—	65
Purchase of studios	(164)	—
Purchase of intangible assets	(1,431)	(912)
Notes receivable issued	(31)	(1,365)
Notes receivable payments received	373	971
Net cash used in investing activities	(5,613)	(5,635)
Cash flows from financing activities:
Borrowings from long-term debt	126,100	—
Payments on long-term debt	(1,824)	(1,480)
Debt issuance costs	(115)	(46)
Payment of preferred stock dividend and deemed cash dividend	(2,612)	(9,750)
Payment of contingent consideration	—	(1,336)
Payments for taxes related to net share settlement of restricted share units	(8,111)	—
Payment for tax receivable agreement	(1,163)	—
Payments for redemption of preferred stock	(130,766)	—
Payments for distributions to Pre-IPO LLC Members	(532)	—
Payment received from shareholder (Note 10)	1,290	—
Loan to shareholder (Note 10)	(4,400)	—
Net cash used in financing activities	(22,133)	(12,612)
Increase in cash, cash equivalents and restricted cash	2,819	7,947
Cash, cash equivalents and restricted cash, beginning of period	37,370	21,320
Cash, cash equivalents and restricted cash, end of period	$40,189	$29,267

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$14,958	$5,019
Income taxes paid	1,102	2,003
Noncash investing and financing activity:
Capital expenditures accrued	$1,265	$383
Adjustment of convertible preferred stock to redemption value	17,109	(76,890)
Liability-classified restricted stock units vested	2,250	—
Deemed contribution from redemption of convertible preferred stock	12,679	—
Accrued tax withholding related to convertible preferred stock dividend	1,316	—
Intangible asset acquired in exchange for deferred revenue	—	4,800
Acquisition of intangible assets accrued	—	5,500

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

As of June 30, 2023, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 84 and 14 company-owned transition studios as of June 30, 2023 and 2022, respectively.

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

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information –The Company operates in one reportable and operating segment. The Company generated $4,007 and $6,987 of revenue outside the United States during the three and six months ended June 30, 2023, respectively, and $2,576 and $5,956 during the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States.

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

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $7,064 and $5,381 at June 30, 2023 and December 31, 2022, respectively.

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

Credit Losses – Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, which required the recognition of expected credit losses for accounts and notes receivable. The adoption of the new standard did not have a material impact on the Company's condensed consolidated financial statements as the expected credit loss model was not significantly different from the Company's prior policy and methodology for determining the allowance for doubtful accounts. For additional information refer to section below titled “Recently adopted accounting pronouncements.”

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2023	$865	$719	$1,584
Bad debt expense recognized during the period	716	181	897
Write-off of uncollectible amounts	(459)	—	(459)
Balance at June 30, 2023	$1,122	$900	$2,022

Accrued expenses – Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued compensation	$5,774	$4,611
Contingent consideration from acquisitions, current portion	2,455	2,203
Sales tax accruals	2,035	3,186
Legal accruals	396	464
Other accruals	4,470	1,831
Total accrued expenses	$15,130	$12,295

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

Noncontrolling interests – Noncontrolling interests represent the economic interests of XPO LLC held by Class B common stockholders. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC interests outstanding during the period. The noncontrolling interests' ownership percentage can fluctuate over time as the Class B common stockholders may elect to exchange their shares of Class B common stock for Class A common stock.

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

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, in loss periods related amounts are excluded from the computation of diluted earnings per share of Class A common stock because the effect would be anti-dilutive under the if-converted and two-class methods.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three and six months ended June 30, 2023 and 2022.

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

Studios

On June 5, 2023, the Company entered into an Asset Purchase Agreement to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition is expected to enhance the operational performance of the 14 Rumble studios as the Company prepares them to be licensed to a new franchisee. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expense.

Under the Asset Purchase Agreement, consideration for the acquisition included $1, which was recorded as a reduction to receivable from shareholder. The Company also agreed to assume liabilities aggregating $1,450, which is expected to be reimbursed to the Company upon the sale of XPO Inc. common stock owned by the Rumble Sellers. In connection with the transaction, the Company wrote down intangible assets related to franchise agreements, net of reacquired franchise rights, in the amount of $7,238 (see Note 7). The Company determined the estimated fair values assigned to assets acquired and liabilities assumed after review and consideration of relevant information as of the acquisition date. The fair values are based on management's estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Amount
Accounts receivable	$154
Inventories	98
Property and equipment	1,113
Right-of-use assets	42,016
Goodwill	4,866
Deferred revenue	(4,002)
Lease liabilities	(44,244)
Reduction to receivable from shareholder	$1

The resulting goodwill is primarily attributable to synergies from the integration of studios, increased expansion for market opportunities and the expansion of studio membership and is expected to be tax deductible.

The fair value of the property and equipment was based on the replacement cost method. The fair value of the right of use assets was determined using the income approach. The deferred revenue represents prepaid classes and class packages. The Company will recognize revenue over time as the members attend and utilize the classes.

The fair value of the reacquired franchise rights after termination of the existing franchise agreements was based on the excess earnings method and is considered to have an eight-year life.

The acquisition was not material to the results of operations of the Company. During the six months ended June 30, 2023, the Company did not incur any transaction costs directly related to the acquisition of 14 Rumble studios.

During the six months ended June 30, 2023, the Company entered into an agreement with a franchisee under which the Company repurchased one studio to operate as a company-owned transition studio. The purchase price for the acquisition was $164, less $8 of net deferred revenue and deferred costs resulting in total purchase consideration of $156. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Amount
Property and equipment	$19
Reacquired franchise rights	137
Total purchase price	$156

During the six months ended June 30, 2023 and 2022, the Company refranchised 34 and 15 company-owned transition studios, respectively, and received no proceeds and recorded a net loss of $148 and $0 on disposal of the studio assets, respectively. The Company is actively seeking to refranchise the remaining company-owned transition studios, although it expects to hold a number of transition studios for a limited time while facilitating the transfer of these studios to new or existing franchisees.

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and six months ended June 30, 2023 and 2022, the Company did not record any impairment charges.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller"), whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided, which is a Level 3 measurement. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of June 30, 2023.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the six months ended June 30, 2023. Other deferred revenue amounts of $20,772 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2022	$116,244	$6,641	$122,885
Revenue recognized that was included in deferred revenue at the beginning of the year	(8,169)	(2,817)	(10,986)
Deferred revenue recorded as settlement in purchase accounting	(978)	—	(978)
Increase, excluding amounts recognized as revenue during the period	14,328	1,350	15,678
Balance at June 30, 2023	$121,425	$5,174	$126,599

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2023	$3,979	$2,547	$6,526
2024	8,388	1,781	10,169
2025	9,029	432	9,461
2026	10,161	414	10,575
2027	10,455	—	10,455
Thereafter	79,413	—	79,413
	$121,425	$5,174	$126,599

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2023	2022
Franchise and area development fees	$121,425	$116,244
Brand fees	5,174	6,641
Equipment and other	20,772	18,576
Total deferred revenue	147,371	141,461
Non-current portion of deferred revenue	112,816	109,465
Current portion of deferred revenue	$34,555	$31,996

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, there were approximately $3,798 and $3,589 of current deferred costs and approximately $44,434 and $43,445 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $1,746 and $3,781 for the three and six months ended June 30, 2023, respectively, and $2,797 and $5,350 for the three and six months ended June 30, 2022, respectively.

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

The Company has also provided loans for the establishment of new or transferred franchise studios to various franchisees. These loans have terms of up to ten years and bear interest at a stated fixed rate ranging from 0% to 15% or variable rates based on LIBOR plus a specified margin. The Company accrues interest as an addition to the principal balance as the interest is earned. Activity related to these loans is presented within investing activities in the condensed consolidated statements of cash flows.

At June 30, 2023 and December 31, 2022, the principal balance of the notes receivable was approximately $3,040 and $3,306, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Furniture and equipment	$4,361	$4,182
Computers and software	17,918	14,075
Vehicles	635	171
Leasehold improvements	9,072	7,533
Construction in progress	2,068	3,115
Less: accumulated depreciation	(12,901)	(10,552)
Total property and equipment	$21,153	$18,524

Depreciation expense for the three and six months ended June 30, 2023, was $1,403 and $2,645, respectively, and $821 and $1,666 for the three and six months ended June 30, 2022, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the six months ended June 30, 2023, there was an increase of $4,866 in previously reported goodwill due to the acquisition of 14 Rumble studios as discussed in Note 3. The carrying value of goodwill at June 30, 2023 and December 31, 2022 totaled $170,563 and $165,697, respectively, net of cumulative impairment of $3,376.

Intangible assets consisted of the following:

		June 30, 2023			December 31, 2022
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$21,110	$(3,662)	$17,448	$21,110	$(2,606)	$18,504
Franchise agreements	7.5 – 10	58,200	(26,754)	31,446	69,100	(25,143)	43,957
Reacquired franchise rights	6.2 – 8	1,437	(15)	1,422	—	—	—
Web design and domain	3 – 10	430	(251)	179	430	(196)	234
Deferred video production costs	3	4,873	(2,915)	1,958	4,046	(2,173)	1,873
Total definite-lived intangible assets		86,050	(33,597)	52,453	94,686	(30,118)	64,568
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$158,657	$(33,597)	$125,060	$167,293	$(30,118)	$137,175

Amortization expense was $2,885 and $5,840, for the three and six months ended June 30, 2023, respectively, and $2,757 and $5,405 for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios as discussed in Note 3, which is included within selling, general and administrative expenses.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2023	$5,373
2024	10,251
2025	9,684
2026	6,629
2027	5,375
Thereafter	15,141
Total	$52,453

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the specified LIBOR rate plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.74% at June 30, 2023).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2023, the Company was in compliance with these covenants.

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

In connection with the Fourth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $265, which was included in interest expense for the six months ended June 30, 2023.

The Company incurred debt issuance costs of $115 and $46 in the six months ended June 30, 2023 and 2022, respectively. Debt issuance cost amortization amounted to approximately $14 and $297 for the three and six months ended June 30, 2023, respectively, and $31 and $64 for the three and six months ended June 30, 2022, respectively. Unamortized debt issuance costs as of June 30, 2023 and December 31, 2022 were $88 and $270, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of June 30, 2023 were as follows:

Amount
Remainder of 2023	$2,130
2024	4,260
2025	259,508
Total	$265,898

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2023 and December 31, 2022, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	June 30, 2023	December 31, 2022
ROU assets, net	Right-of-use assets	$85,646	$30,079
Lease liabilities, short-term	Other current liabilities	$14,727	$3,786
Lease liabilities, long-term	Lease liability	$77,598	$30,583

Components of lease expense during the three and six months ended June 30, 2023 and 2022, are summarized as follows:

	Three Months Ended June 30
	2023			2022
	Related-party lease	Third-party leases	Total	Related-party lease	Third-party leases	Total
Operating lease costs	$—	$3,177	$3,177	$79	$876	$955
Variable lease costs	—	418	418	—	196	196
Short-term lease costs	—	—	—	—	1	1
Total	$—	$3,595	$3,595	$79	$1,073	$1,152

	Six Months Ended June 30
	2023			2022
	Related-party lease	Third-party leases	Total	Related-party lease	Third-party leases	Total
Operating lease costs	$—	$5,327	$5,327	$159	$1,689	$1,848
Variable lease costs	—	765	765	—	387	387
Short-term lease costs	—	—	—	—	108	108
Total	$—	$6,092	$6,092	$159	$2,184	$2,343

Supplemental cash flow information related to operating leases during the three and six months ended June 30, 2023 and 2022, are summarized as follows:

	Three Months Ended June 30
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,817	$837
Lease liabilities arising from new ROU assets	$50,543	$—

	Six Months Ended June 30
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,780	$1,745
Lease liabilities arising from new ROU assets	$62,164	$—

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other information related to lease are summarized as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	6.9	7.5
Weighted average discount rate	8.7%	8.8%

Maturities of lease liabilities as of June 30, 2023 are summarized as follows:

Amount
Remainder of 2023	$14,134
2024	17,249
2025	17,915
2026	18,096
2027	17,378
Thereafter	40,142
Total future lease payments	124,914
Less: imputed interest	32,589
Total	$92,325

Note 10 – Related Party Transactions

The Company has numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consist of borrowings from and payments to the Member and other related parties under common control of the Parent.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In 2022, the Rumble Sellers borrowed an additional $5,050 under the debt financing agreement which was recorded as receivable from shareholder within equity. In January and April 2023, the Rumble Sellers borrowed an additional $3,100 and $1,300, respectively, under the debt financing agreement which were recorded as receivable from shareholder within equity. During the three and six months ended June 30, 2023, the Company recorded $384 and $871 of interest in kind, respectively, which was recorded as an increase to receivable from shareholder within equity. During the six months ended June 30, 2023, the Company received $1,289 cash as partial payment for the receivable from shareholder.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. The Company recorded expense related to this lease of $80 and $159 in the three and six months ended June 30, 2022. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 RSUs, which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of June 30, 2023, the former owner of Row House borrowed $180, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 66 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 36 Club Pilates licenses to open additional new units. During the three and six months ended June 30, 2023, the Company recorded franchise and marketing fund revenue aggregating $1,780 and $3,012, respectively, from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from franchisees who are also officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue and merchandise revenue, were $134 and $270 for the three and six months ended June 30, 2023, respectively, and $686 and $1,339 for the three and six months ended June 30, 2022, respectively. Included in accounts receivable as of June 30, 2023 and December 31, 2022, is $3 and $4, respectively, for such sales.

Note 11 – Redeemable Convertible Preferred Stock

On July 23, 2021, the Company issued and sold in a private placement 200 newly issued shares of Series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), for aggregate cash proceeds of $200,000, before deduction for offering costs. Holders of shares of Convertible Preferred are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the Paid-in-Kind rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share, is mandatorily convertible in certain circumstances and is redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of June 30, 2023.

The Convertible Preferred ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. It is entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis and has no stated maturity and will remain outstanding indefinitely unless converted into common stock or repurchased by the Company. Series A preferred stock will vote on an as-converted basis with the Class A and Class B common stock and will have certain rights to appoint additional directors, including up to a majority of the Company’s board of directors, under certain limited circumstances relating to an event of default or the Company’s failure to repay amounts due to the Convertible Preferred holders upon a redemption. Shares of Series A-1 preferred stock are non-voting; however, any shares of Series A-1 preferred stock issued to any of the lenders party to the Credit Agreement will convert on a one-to-one basis to shares of Series A preferred stock when permitted under relevant antitrust restrictions.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

At any time after July 23, 2029, upon a sale of the Company, or at any time after the occurrence and continuance of an event of default, holders of the Convertible Preferred have the right to require the Company to redeem all, but not less than all, of the Preferred shares then outstanding at a redemption price in cash equal to the greater of (i) the fair market value per share of Preferred Stock (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice), and (ii) the fixed liquidation preference, plus accrued and unpaid dividends.

The Convertible Preferred is recorded as mezzanine equity (temporary equity) on the condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control.

On January 9, 2023, pursuant to a preferred stock repurchase agreement (the “Repurchase Agreement”) between the Company and certain holders of the Convertible Preferred, the Company repurchased 85 shares of Convertible Preferred for an aggregate payment of $130,766. The excess of fair market value of $12,679 over the consideration transferred was treated as deemed contribution and resulted in a decrease to accumulated deficit and was included in the calculation of loss per share.

At June 30, 2023 and December 31, 2022, the Company recognized the preferred maximum redemption value of $181,738 and $308,075, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 and 200 outstanding shares of Convertible Preferred at June 30, 2023 and December 31, 2022, respectively). The recording of the preferred maximum redemption value was treated as deemed (dividend)/contribution, which was included in the calculation of earnings (loss) per share and resulted in a net (decrease)/increase of ($17,109) and $76,890 to additional paid-in-capital for the six months ended June 30, 2023 and 2022, respectively.
Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three and six months ended June 30, 2023, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 141 and 1,593 shares of Class A common stock on a one-for-one basis, respectively.

Noncontrolling interests – Following the IPO, XPO Inc. is the sole managing member of XPO LLC and, as a result, consolidates the financial results of XPO LLC. The Company reported noncontrolling interests representing the economic interests in XPO LLC held by the Continuing Pre-IPO LLC Members. Under the Amended LLC agreement, the Continuing Pre-IPO LLC Members are able to exchange their LLC Units for shares of Class A common stock on a one-for-one basis (simultaneously cancelling an equal number of shares of Class B common stock of the exchanging member), or at the option of the Company for cash. In December 2021, the Company and the Continuing Pre-IPO LLC Members amended the LLC agreement of XPO Holdings, removing the redemption option in cash, except to the extent that the cash proceeds to be used to make the redemption in cash are immediately available and were directly raised from a secondary offering of the Company's equity securities.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of June 30, 2023:

Owner	Units Owned	Ownership percentage
XPO Inc.	33,220	67%
Noncontrolling interests	16,592	33%
Total	49,812	100%

Note 13 – Equity Compensation

Profit interest units –

Under the pre-IPO plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The performance-based grants were awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and were subject to certain forfeiture provisions prior to vesting. In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, was based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the amendment. The amendment of these units was treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. The Company recognized $12,003 of expense during the six months ended June 30, 2022.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. The Company recognized expense of $3 and $17 during the three and six months ended June 30, 2023, respectively, and $69 and $147 during the three and six months ended June 30, 2022, respectively, which was included within selling, general and administrative expenses. At June 30, 2023, the Company had $5 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 1.11 years for the time-based grants.

Liability classified restricted stock units –

In November 2021, the Company granted RSU awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the first quarter of 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. As of June 30, 2023, management believes that the EBITDA targets for the remaining RSU awards will be achieved and is accordingly recognizing expense ratably over the vesting period. The Company recognized expense of $444 and $888 during the three and six months ended June 30, 2023, respectively, and $621 and $1,242 during the three and six months ended June 30, 2022, respectively. At June 30, 2023, the Company had $2,709 of unrecognized expense relating to these grants.

Equity classified restricted stock units –

The following table summarizes activity for RSUs for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	2,102	$18.25
Issued	321	25.04
Vested	(767)	27.42
Forfeited, expired, or canceled	(22)	20.00
Outstanding at June 30, 2023	1,634	$19.48

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

During 2022, included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs. During the first quarter of 2023, 36 units were earned and issued as shares. As of June 30, 2023, the achievement of remaining performance metrics is considered probable.

Total compensation expense recognized for RSUs was $5,608 and $11,206 during the three and six months ended June 30, 2023, respectively, and $3,862 and $6,284 during the three and six months ended June 30, 2022, respectively. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. The Company recognized an income tax benefit on vested RSUs of $120 and $838 during the three and six months ended June 30, 2023, respectively, and $27 during the three and six months ended June 30, 2022.

At June 30, 2023, the Company had $26,351 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.48 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 67% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and six months ended June 30, 2023, is 0.5% and 0.1%, respectively, and 6.6% and 0.9% for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023 the Company recognized income tax expense of $133 and $10, respectively, on its share of pre-tax book income, exclusive of the noncontrolling interest of 33%. During the three and six months ended June 30, 2022, the Company recognized income tax expense of $2,217 and $150 on its share of pre-tax book income, exclusive of the noncontrolling interest of 44%.

As of June 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2023. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2018 through 2022. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

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

As of June 30, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $895 and $1,158 of the current and non-current portions of the TRA, respectively, $79,285 of the TRA liability was not recorded as of June 30, 2023. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Diluted earnings per share attributable to common stockholders adjusts the basic earnings per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. The potential dilutive effects of Class B common stock were determined to be anti-dilutive for the three months ended June 30, 2023 and were excluded from the computation of diluted earnings per share. The potential dilutive effects of redeemable Convertible Preferred shares were determined to be anti-dilutive for the six months ended June 30, 2023 and were excluded from the computation of diluted earnings per share. Weighted average shares of Class B common stock were 16,574 and 17,563 for the three and six months ended June 30, 2023, respectively, and 22,106 and 22,633 for the three and six months ended June 30, 2022, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method.

The following table presents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$27,524	$31,477	$12,545	$16,298
Less: net (income) loss attributable to noncontrolling interests	(23,740)	(72,592)	849	(41,998)
Less: dividends on preferred shares	(1,857)	(3,250)	(3,926)	(6,500)
Add: deemed contribution (dividend)	45,551	127,821	(17,109)	76,890
Add: deemed contribution from redemption of convertible preferred stock	—	—	12,679	—
Net income attributable to XPO Inc. - basic	47,478	83,456	5,038	44,690
Add: net income (loss) attributable to non-controlling interests	—	72,592	(849)	41,998
Add: dividends on preferred shares	1,857	3,250	—	6,500
Less: deemed (contribution) dividend	(45,551)	(127,821)	—	(76,890)
Net income attributable to XPO Inc. - diluted	$3,784	$31,477	$4,189	$16,298
Denominator:
Weighted average shares of Class A common stock outstanding - basic	33,045	25,414	31,906	24,083
Effect of dilutive securities:
Rumble Class A common stock	—	1,300	—	1,300
Restricted stock units	585	474	590	791
Convertible preferred stock	7,963	13,889	—	13,889
Conversion of Class B common stock to Class A common stock	—	22,106	17,563	22,633
Weighted average shares of Class A common stock outstanding - diluted	41,593	63,183	50,059	62,696

Net earnings per share attributable to Class A common stock - basic	$1.44	$3.28	$0.16	$1.86
Net earnings per share attributable to Class A common stock - diluted	$0.09	$0.50	$0.08	$0.26

Anti-dilutive shares excluded from diluted earnings per share of Class A common stock:
Conversion of Class B common stock to Class A common stock	16,574	—	—	—
Convertible preferred stock	—	—	7,963	—
Rumble contingent shares	2,024	2,024	2,024	2,024
Profits interests, time vesting	2	43	2	43

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 16 – Contingencies and Litigation

Litigation – In connection with the October 2021 acquisition of BFT, the Company agreed to indemnify the seller for certain claims and lawsuits against the seller that existed at the acquisition date. The claims and lawsuits relate to alleged patent and trademark infringements. Plaintiff alleges that plaintiff has suffered, and is likely to continue to suffer, loss and damage due to breach of the patents by the seller and is seeking damages or in the alternative an account of profits. The seller has filed a cross-claim alleging that the defendant’s two Australian patents are, and always have been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the plaintiff’s claims of infringement were invalid and that even if they were valid, the seller did not infringe upon these patents and trademarks. In addition, plaintiff has brought related claims for patent infringement against the seller in the United States District Court for Delaware. In November 2022, the Court ruled in favor of the seller on a motion for summary judgment. In April 2023, plaintiff dismissed their appeal of that ruling, concluding the matter.

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $396 and $464 which is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three and six months ended June 30, 2023, the Company recorded a decrease to contingent consideration of $31,152 and $15,177, respectively, and $31,700 and $22,200 during the three and six months ended June 30, 2022, respectively, which was recorded as acquisition and transaction income. In November 2022, the contingency related to 1,300 shares of Class A common stock expired and the $27,850 contingent consideration related to those shares was reclassified to additional paid-in capital. At June 30, 2023 and December 31, 2022, contingent consideration totals $12,513 and $27,690, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $44 and $93 during the three and six months ended June 30, 2023, respectively, and $164 and $342 during the three and six months ended June 30, 2022, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of ($100) and ($333) during the three and six months ended June 30, 2023, respectively, and $13 and ($141) during the three and six months ended June 30, 2022, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $0 during the three and six months ended June 30, 2023 and $747 and $1,336 during the three and six months ended June 30, 2022, respectively. At June 30, 2023 and December 31, 2022, contingent consideration was $2,455 and $2,203 recorded as accrued expenses, respectively, and $0 and $492 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

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

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of June 30, 2023 and December 31, 2022, $150 and $0 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees –The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $3,345 as of June 30, 2023 and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of June 30, 2023 and December 31, 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 17 – Subsequent Events

On August 1, 2023, the Company's board of directors approved a $50,000 accelerated share repurchase program (the "ASR") to repurchase shares of the Company's Class A common stock. On August 3, 2023, the Company entered into a fifth amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provides for, among other things, additional term loans in an aggregate principal amount of $65,000 (the "Fifth Amendment Incremental Term Loans"), the proceeds of which will be used to fund the ASR; the payment of fees, costs and expenses related to the Fifth Amendment; and general corporate purposes. The Fifth Amendment also increases the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement to $1,190 commencing on September 30, 2023. On August 3, 2023, the Company received net proceeds of $63,043 from borrowings under the Fifth Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Factors Affecting Our Results of Operations” and “Risk Factors.”

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company,” “XPO Inc.,” “we”, “us,” and “our”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 67% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. XPO LLC franchisees offer energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations across 48 U.S. states, the District of Columbia and Canada and through master franchise or international expansion agreements in 19 additional countries as of June 30, 2023. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of June 30, 2023, 2,520 studios were open in North America and franchisees were contractually committed to open over 1,900 additional studios under existing franchise agreements. In addition, as of June 30, 2023, we had 372 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,045 new studios, of which master franchisees have sold 250 licenses for studios not yet opened as of June 30, 2023.

During the six months ended June 30, 2023 and 2022, we generated revenue outside the United States of $7.0 million and $6.0 million, respectively. As of June 30, 2023 and December 31, 2022, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic in 2020 and through most of 2021, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. We are in the process of reselling the licenses for these studios to new or existing franchisees (“company-owned transition studios”) as operating studios is not a component of our business model. However, we may not be able to do so and we may choose to close some or all such studios to the extent they are not profitable for an extended period of time and could incur charges in connection therewith for lease termination, employee severance and related matters, which could adversely affect our business, results of operations, cash flows and financial condition. See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, we believe that the most significant factors affecting our results of operations include:

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
•
Increasing same store sales. Our long-term revenue prospects are driven in part by franchisees’ ability to increase same store sales (discussed below). Several factors affect our same store sales in any given period, including the number of stores that have been in operation for a significant period of time, growth in total memberships and marketing and promotional efforts. We expect to continue to seek to grow same store sales and Average Unit Volumes (“AUVs”) by helping franchisees acquire new members, increase studio utilization and drive increased spend from consumers. We also intend to expand ancillary revenue streams, such as our digital platform offerings and retail merchandise.
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

Beginning in the quarter ended June 30, 2023, we introduced an additional definition for studios no longer operating to better capture the composition of our studios in operation. A studio is considered no longer operating and excluded from the total number of studios in operation if it has no sales for nine consecutive months or more. If a studio deemed to be no longer operating subsequently generates sales at a future date, it re-enters the operating studio count (and the number of studios no longer operating is reduced). All prior periods presented have been updated to reflect this additional definition. Under application of this additional definition, the number of operating studios remains materially the same as previously reported.

The following table sets forth the total number of operating studios in North America for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Franchisee-owned studios:
Studios operated at beginning of period	2,319	2,008	2,269	1,925
New studio openings	115	93	198	170
Refranchised studios (1)	31	6	34	15
Defranchised studios (2)	(29)	—	(64)	(4)
Studios no longer operating	—	(1)	(1)	—
Studios operated at end of period	2,436	2,106	2,436	2,106

Company-owned transition studios:
Studios operated at beginning of period	87	20	55	25
New studio openings	—	—	—	—
Franchise acquisitions (2)	29	—	64	4
Refranchised studios(1)	(31)	(6)	(34)	(15)
Studios no longer operating	(1)	—	(1)	—
Studios operated at end of period	84	14	84	14

Total Studios:
Studios operated at beginning of period	2,406	2,028	2,324	1,950
New studio openings	115	93	198	170
Studios no longer operating	(1)	(1)	(2)	—
Studios operated at end of period	2,520	2,120	2,520	2,120

Studios contributing to AUV
Operating studios (end of period)	2,520	2,120	NA	NA
Less: studios less than 6 months old	(308)	(233)	NA	NA
Less: non-traditional studio locations	(9)	—	NA	NA
Less: studios with no sales in the period	(15)	(2)	NA	NA
Total	2,188	1,885	NA	NA

Studios contributing to same store sales
Operating studios (end of period)	2,520	2,120	2,520	2,120
Less: studios less than 13 months old	(446)	(319)	(446)	(319)
Less: non-traditional studio locations	(5)	—	(5)	—
Less: studios without 13 months of consecutive sales	(54)	(41)	(45)	(32)
Total	2,015	1,760	2,024	1,769

(1) Includes previously franchised Company-owned studios that were converted to franchisee-owned studios in the period.

(2) Includes previously franchised-owned studios that were converted to Company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Studios
Studios operated at beginning of period	345	199	312	176
New studio openings	29	35	63	58
Studios no longer operating	(2)	—	(3)	—
Studios operated at end of period	372	234	372	234

The following table sets forth the total number of operating studios globally for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Studios
Studios operated at beginning of period	2,751	2,227	2,636	2,126
New studio openings	144	128	261	228
Studios no longer operating	(3)	(1)	(5)	—
Studios operated at end of period	2,892	2,354	2,892	2,354

The following table sets forth our key performance indicators for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
System-wide sales	$341,297	$249,781	$659,049	$474,326
Number of new studio openings globally, gross	144	128	261	228
Number of studios operating globally (cumulative total as of period end)	2,892	2,354	2,892	2,354
Number of licenses sold globally (cumulative total as of period end)(1)	5,872	4,935	5,872	4,935
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,045	917	1,045	917
AUV (LTM as of period end)	$539	$456	$539	$456
Quarterly AUV (run rate)	$561	$480	NA	NA
Same store sales	15%	25%	18%	35%
Adjusted EBITDA(2)	$25,251	$17,636	$48,123	$32,089

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of “adjusted EBITDA” and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	North America	International	Global	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,406	345	2,751	2,028	199	2,227
New studio openings, net	114	27	141	92	35	127
Studios operating at end of period	2,520	372	2,892	2,120	234	2,354
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	5,015	623	5,638	4,273	411	4,684
New franchise license sales	176	58	234	193	58	251
Franchise licenses sold (total end of period)	5,191	681	5,872	4,466	469	4,935
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,402			1,151
Less: studios opened under MFAs			357			234
Remaining studios obligated to open under MFAs			1,045			917
Licenses sold by master franchisees, net (2)			250			224

	Six Months Ended June 30,
	2023			2022
	North America	International	Global	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,324	312	2,636	1,950	176	2,126
New studio openings, net	196	60	256	170	58	228
Studios operating at end of period	2,520	372	2,892	2,120	234	2,354
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,868	582	5,450	4,062	362	4,424
New franchise license sales	323	99	422	404	107	511
Franchise licenses sold (total end of period)	5,191	681	5,872	4,466	469	4,935
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,402			1,151
Less: studios opened under MFAs			357			234
Remaining studios obligated to open under MFAs			1,045			917
Licenses sold by master franchisees, net (2)			250			224

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

New Studio Openings

The number of new studio openings reflects the number of studios opened during a particular reporting period. We consider a new studio to be open once the studio begins offering classes. Opening new studios is an important part of our growth strategy. New studios may not generate material revenue in the early period following an opening and their revenue may not follow historical patterns. Management reviews the number of new studio openings in order to help forecast operating results and to monitor studio opening processes.

Studios No Longer Operating

A studio is considered no longer operating and excluded from the total number of studios operating if it has no sales for nine consecutive months or more. If a studio deemed to be no longer operating subsequently generates sales at a future date, it re-enters the operating studio count (and the number of studios no longer operating is reduced).

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. We currently operate 34 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

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

Average Unit Volume

AUV is calculated by dividing sales during the applicable period for all studios contributing to AUV by the number of studios contributing to AUV. LTM AUV (last twelve months as of period end) consists of the average sales for the trailing 12 calendar months for all traditional studio locations in North America that have been open for at least 13 calendar months as of the measurement date and that have generated sales for the last 13 calendar months as of the measurement date. Quarterly run-rate AUV consists of average quarterly sales for all traditional studio locations in North America that are at least six months old at the beginning of the respective quarter, and that have sales in the period, multiplied by four. We measure sales for AUV based solely upon monthly sales as reported by franchisees. AUV growth is primarily driven by changes in same store sales and is also influenced by new studio openings. Management reviews AUV to assess studio economics.

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales base to include studios in North America that are in traditional studio locations and that have generated sales for the last 13 consecutive calendar months as of the measurement date. Any transfer of ownership of a studio does not affect this metric. We measure same store sales based solely upon monthly sales as reported by franchisees. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue, net:
Franchise revenue	$35,133	$27,622	$68,099	$53,122
Equipment revenue	14,428	12,381	27,522	20,160
Merchandise revenue	8,401	6,753	15,565	12,836
Franchise marketing fund revenue	6,617	4,937	12,828	9,372
Other service revenue	12,761	7,867	24,016	14,432
Total revenue, net	77,340	59,560	148,030	109,922
Operating costs and expenses:
Costs of product revenue	14,223	13,519	28,258	23,111
Costs of franchise and service revenue	3,714	4,544	7,746	8,778
Selling, general and administrative expenses	44,448	29,322	79,333	63,241
Depreciation and amortization	4,288	3,579	8,485	7,071
Marketing fund expense	5,466	4,081	10,472	8,436
Acquisition and transaction income	(31,252)	(31,627)	(15,510)	(22,083)
Total operating costs and expenses	40,887	23,418	118,784	88,554
Operating income	36,453	36,142	29,246	21,368
Other (income) expense:
Interest income	(529)	(418)	(1,165)	(807)
Interest expense	8,627	2,866	16,604	5,727
Other expense	698	—	1,252	—
Total other expense	8,796	2,448	16,691	4,920
Income before income taxes	27,657	33,694	12,555	16,448
Income taxes	133	2,217	10	150
Net income	$27,524	$31,477	$12,545	$16,298

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net:
Franchise revenue	45%	47%	46%	49%
Equipment revenue	19%	21%	19%	18%
Merchandise revenue	11%	11%	10%	12%
Franchise marketing fund revenue	9%	8%	9%	9%
Other service revenue	16%	13%	16%	12%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	18%	23%	18%	21%
Costs of franchise and service revenue	5%	8%	5%	8%
Selling, general and administrative expenses	57%	48%	54%	58%
Depreciation and amortization	6%	6%	6%	6%
Marketing fund expense	7%	7%	7%	8%
Acquisition and transaction income	(40)%	(53)%	(10)%	(20)%
Total operating costs and expenses	53%	39%	80%	81%
Operating income	47%	61%	20%	19%
Other (income) expense:
Interest income	(1)%	(1)%	(1)%	(1)%
Interest expense	11%	5%	11%	5%
Other expense	1%	—%	1%	—%
Total other expense	11%	4%	11%	4%
Income before income taxes	36%	57%	9%	15%
Income taxes	—%	4%	—%	—%
Net income	36%	53%	8%	15%

Three Months Ended June 30, 2023 and 2022

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2023 and the three months ended June 30, 2022.

Revenue

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$35,133	$27,622	$7,511	27.2%
Equipment revenue	14,428	12,381	2,047	16.5%
Merchandise revenue	8,401	6,753	1,648	24.4%
Franchise marketing fund revenue	6,617	4,937	1,680	34.0%
Other service revenue	12,761	7,867	4,894	62.2%
Total revenue, net	$77,340	$59,560	$17,780	29.9%

Total revenue. Total revenue was $77.3 million in the three months ended June 30, 2023, compared to $59.6 million in the three months ended June 30, 2022, an increase of $17.8 million, or 29.9%. The increase in total revenue was primarily due to an increase in same store sales and an increase in open studios.

Franchise revenue. Franchise revenue was $35.1 million in the three months ended June 30, 2023, compared to $27.6 million in the three months ended June 30, 2022, an increase of $7.5 million, or 27.2%. Franchise revenue consisted of franchise royalty fees of $23.0 million, training fees of $2.9 million, franchise territory fees of $5.4 million and technology fees of $3.8 million in the three months ended June 30, 2023, compared to franchise royalty fees of $17.0 million, training fees of $2.1 million, franchise territory fees of $6.5 million and technology fees of $2.0 million in the three months ended June 30, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 15% increase in same store sales and 538 net new studio openings globally since June 30, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $14.4 million in the three months ended June 30, 2023, compared to $12.4 million in the three months ended June 30, 2022, an increase of $2.0 million, or 16.5%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended June 30, 2023, totaled 138 compared to 136 in the prior year period, primarily due to the increase of studio openings compared to the prior year period. The increase in average revenue per install is due to brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $8.4 million in the three months ended June 30, 2023, compared to $6.8 million in the three months ended June 30, 2022, an increase of $1.6 million, or 24.4.%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $6.6 million in the three months ended June 30, 2023, compared to $4.9 million in the three months ended June 30, 2022, an increase of $1.7 million, or 34.0%. The increase was primarily due to an increase in same store sales and 400 new studio openings in North America since June 30, 2022.

Other service revenue. Other service revenue was $12.8 million in the three months ended June 30, 2023, compared to $7.9 million in the three months ended June 30, 2022, an increase of $4.9 million, or 62.2%. The increase was primarily due to a $0.8 million increase in other preferred vendor commission revenue and brand fee revenue and a $4.6 million increase in package and memberships revenue due to more company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$14,223	$13,519	$704	5.2%
Costs of franchise and service revenue	3,714	4,544	(830)	(18.3)%
Selling, general and administrative expenses	44,448	29,322	15,126	51.6%
Depreciation and amortization	4,288	3,579	709	19.8%
Marketing fund expense	5,466	4,081	1,385	33.9%
Acquisition and transaction income	(31,252)	(31,627)	375	(1.2)%
Total operating costs and expenses	$40,887	$23,418	$17,469	74.6%

Costs of product revenue. Costs of product revenue was $14.2 million in the three months ended June 30, 2023, compared to $13.5 million in the three months ended June 30, 2022, an increase of $0.7 million, or 5.2%, consistent with the increase in related revenues.

Costs of franchise and service revenue. Costs of franchise and service revenue was $3.7 million in the three months ended June 30, 2023, compared to $4.5 million in the three months ended June 30, 2022, a decrease of $0.8 million, or 18.3%. The decrease was primarily due to a $1.1 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by an increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $44.4 million in the three months ended June 30, 2023, compared to $29.3 million in the three months ended June 30, 2022, an increase of $15.1 million, or 51.6%. The increase was primarily attributable to an increase in salaries and wages of $5.1 million related to a larger number of company-owned transition studios; increase in occupancy expenses of $3.8 million primarily related to company-owned transition studios; increase in bad debt expense of $1.1 million; a $3.7 million intangible asset write down, net of mutual termination agreement income related to the acquisition of 14 Rumble studios; increase in equity-based compensation expense of $1.6 million related to RSU grants made since June 30, 2022 and a net increase in other variable expenses in 2023 of $1.9 million, partially offset by a decrease in legal expenses of $2.1 million related to various legal matters.

Depreciation and amortization. Depreciation and amortization expense was $4.3 million in the three months ended June 30, 2023, compared to $3.6 million in the three months ended June 30, 2022, an increase of $0.7 million, or 19.8%. The increase was due primarily to amortization of intangibles related to the BodyFit trademark acquired in the second quarter of 2022 and an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $5.5 million in the three months ended June 30, 2023, compared to $4.1 million in the three months ended June 30, 2022, an increase of $1.4 million, or 33.9% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction income. Acquisition and transaction income was $31.2 million in the three months ended June 30, 2023, compared to $31.6 million in the three months ended June 30, 2022, a decrease of $0.4 million. This income represents the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(529)	$(418)	$(111)	26.6%
Interest expense	8,627	2,866	5,761	201.0%
Other expense	698	—	698	NA
Total other expense, net	$8,796	$2,448	$6,348	259.3%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended June 30, 2023 and 2022.

Interest expense. Interest expense was $8.6 million in the three months ended June 30, 2023, compared to $2.9 million in the three months ended June 30, 2022, an increase of $5.8 million, or 201.0%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $0.7 million in the three months ended June 30, 2023.

Income Taxes

	Three Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income taxes	$133	$2,217	$(2,084)	(94.0)%

Income taxes. Income taxes were $0.1 million in the three months ended June 30, 2023, compared to $2.2 million in the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2023 versus the six months ended June 30, 2022.

Revenue

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$68,099	$53,122	$14,977	28.2%
Equipment revenue	27,522	20,160	7,362	36.5%
Merchandise revenue	15,565	12,836	2,729	21.3%
Franchise marketing fund revenue	12,828	9,372	3,456	36.9%
Other service revenue	24,016	14,432	9,584	66.4%
Total revenue, net	$148,030	$109,922	$38,108	34.7%

Total revenue. Total revenue was $148.0 million in the six months ended June 30, 2023, compared to $109.9 million in the six months ended June 30, 2022, an increase of $38.1 million, or 34.7%. The increase in total revenue was primarily due to an increase in same store sales and an increase in open studios.

Franchise revenue. Franchise revenue was $68.1 million in the six months ended June 30, 2023, compared to $53.1 million in the six months ended June 30, 2022, an increase of $15.0 million, or 28.2%. Franchise revenue consisted of franchise royalty fees of $44.6 million, training fees of $5.5 million, franchise territory fees of $10.6 million and technology fees of $7.4 million in the six months ended June 30, 2023, compared to franchise royalty fees of $31.9 million, training fees of $3.8 million, franchise territory fees of $13.6 million and technology fees of $3.8 million in the six months ended June 30, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to an 18% increase in same store sales and 538 net new studio openings globally since June 30, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $27.5 million in the six months ended June 30, 2023, compared to $20.2 million in the six months ended June 30, 2022, an increase of $7.4 million, or 36.5%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the six months ended June 30, 2023, totaled 279 compared to 240 in the prior year period, primarily due to the increase of studio openings compared to the prior year period. The increase in average revenue per install is due to brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $15.6 million in the six months ended June 30, 2023, compared to $12.8 million in the six months ended June 30, 2022, an increase of $2.7 million, or 21.3.%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $12.8 million in the six months ended June 30, 2023, compared to $9.4 million in the six months ended June 30, 2022, an increase of $3.5 million, or 36.9%. The increase was primarily due to an increase in same store sales and 400 new studio openings in North America since June 30, 2022.

Other service revenue. Other service revenue was $24.0 million in the six months ended June 30, 2023, compared to $14.4 million in the six months ended June 30, 2022, an increase of $9.6 million, or 66.4%. The increase was primarily due to a $2.9 million increase in other preferred vendor commission revenue and brand fee revenue and a $7.4 million increase in package and memberships revenue due to more company-owned transition studios.

Operating Costs and Expenses

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$28,258	$23,111	$5,147	22.3%
Costs of franchise and service revenue	7,746	8,778	(1,032)	(11.8)%
Selling, general and administrative expenses	79,333	63,241	16,092	25.4%
Depreciation and amortization	8,485	7,071	1,414	20.0%
Marketing fund expense	10,472	8,436	2,036	24.1%
Acquisition and transaction income	(15,510)	(22,083)	6,573	(29.8)%
Total operating costs and expenses	$118,784	$88,554	$30,230	34.1%

Costs of product revenue. Costs of product revenue was $28.3 million in the six months ended June 30, 2023, compared to $23.1 million in the six months ended June 30, 2022, an increase of $5.1 million, or 22.3%, consistent with the increase in related revenues.

Costs of franchise and service revenue. Costs of franchise and service revenue was $7.7 million in the six months ended June 30, 2023, compared to $8.8 million in the six months ended June 30, 2022, a decrease of $1.0 million, or 11.8%. The decrease was primarily due to a $1.6 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by an increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $79.3 million in the six months ended June 30, 2023, compared to $63.2 million in the six months ended June 30, 2022, an increase of $16.1 million, or 25.4%. The increase was primarily attributable to an increase in salaries and wages of $11.7 million related to a larger number of company-owned transition studios and to a one-time $2.6 million employee retention payroll tax credit in the prior year period; increase in occupancy expenses of $5.1 million primarily related to company-owned transition studios; increase in bad debt expense of $1.7 million; a $3.7 million intangible asset write down, net of mutual termination agreement income related to the acquisition of 14 Rumble studios and a net increase in other variable expenses in 2023 of $3.7 million, partially offset by a decrease in legal expenses of $2.2 million related to various legal matters and a decrease in equity-based compensation expense of $7.6 million primarily due to vesting of performance-based awards in the prior year period offset by an increase in expense related to RSUs granted since June 30, 2022.

Depreciation and amortization. Depreciation and amortization expense was $8.5 million in the six months ended June 30, 2023, compared to $7.1 million in the six months ended June 30, 2022, an increase of $1.4 million, or 20.0%. The increase was due primarily to amortization of intangibles related to the BodyFit trademark acquired in the second quarter of 2022 and to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $10.5 million in the six months ended June 30, 2023, compared to $8.4 million in the six months ended June 30, 2022, an increase of $2.0 million, or 24.1% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction income. Acquisition and transaction income was $15.5 million in the six months ended June 30, 2023, compared to $22.1 million in the six months ended June 30, 2022, a decrease of $6.6 million, or 29.8%. This income represents the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(1,165)	$(807)	$(358)	44.4%
Interest expense	16,604	5,727	10,877	189.9%
Other expense	1,252	—	1,252	NA
Total other expense, net	$16,691	$4,920	$11,771	239.2%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the six months ended June 30, 2023 and 2022.

Interest expense. Interest expense was $16.6 million in the six months ended June 30, 2023 compared to $5.7 million in the six months ended June 30, 2022, an increase of $10.9 million, or 189.9%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of TRA expense, which was $1.3 million in the six months ended June 30, 2023.

Income Taxes

	Six Months Ended June 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income taxes	$10	$150	$(140)	(93.3)%

Income taxes. Income taxes were $0.0 million in the six months ended June 30, 2023, compared to $0.2 million in the six months ended June 30, 2022.

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

We believe that the non-GAAP financial measures presented below, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (including change in contingent consideration), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), fees for financial transactions, such as secondary public offerings expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions), expense related to the remeasurement of our TRA obligation and expense related to loss on impairment or write down of our brand intangible assets that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$27,524	$31,477	$12,545	$16,298
Interest expense, net	8,098	2,448	15,439	4,920
Income taxes	133	2,217	10	150
Depreciation and amortization	4,288	3,579	8,485	7,071
EBITDA	40,043	39,721	36,479	28,439
Equity-based compensation	6,055	4,429	12,111	19,677
Employer payroll taxes related to equity-based compensation	91	—	565	—
Acquisition and transaction income	(31,252)	(31,627)	(15,510)	(22,083)
Litigation expenses	2,299	4,619	4,344	7,359
Employee retention credit	—	—	—	(2,597)
Financial transaction fees and related expenses	79	250	1,644	737
TRA remeasurement	698	244	1,252	557
Write down of brand assets	7,238	—	7,238	—
Adjusted EBITDA	$25,251	$17,636	$48,123	$32,089

Liquidity and Capital Resources

As of June 30, 2023, we had $33.1 million of cash and cash equivalents, excluding $7.1 million of restricted cash.

We require cash principally to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the LIBOR Rate (as defined in the Credit Agreement) plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.74% at June 30, 2023).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2023, we were in compliance with these covenants.

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

The total principal amount outstanding on the Term Loans was $265.9 million at June 30, 2023. Quarterly principal payments of $1.1 million on the Term Loan as amended were due beginning June 30, 2023.

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

At June 30, 2023, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Cash Flows

The following table presents summary cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$30,565	$26,194
Net cash provided by (used in) investing activities	(5,613)	(5,635)
Net cash provided by (used in) financing activities	(22,133)	(12,612)
Net increase in cash, cash equivalents and restricted cash	$2,819	$7,947

Cash Flows from Operating Activities

In the six months ended June 30, 2023, cash provided by operating activities was $30.6 million, compared to $26.2 million in the six months ended June 30, 2022, an increase in cash provided of $4.4 million. Of the increase, $9.0 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $4.6 million primarily due to unfavorable changes in working capital related to prepaid expenses and deferred revenue, partially offset by favorable changes in working capital related to accounts receivable and inventories in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Cash Flows from Investing Activities

In the six months ended June 30, 2023 and 2022, cash used in investing activities was $5.6 million. The change year over year in cash used was primarily attributable to a decrease of cash used in issuing notes receivables; partially offset by a decrease in cash received from collection of notes receivable and an increase in cash used to purchase studios and intangible assets.

Cash Flows from Financing Activities

In the six months ended June 30, 2023, cash used in financing activities was $22.1 million, compared to $12.6 million in the six months ended June 30, 2022, an increase in cash used of $9.5 million. The increase in cash used was primarily attributable to tax payments of $8.1 million related to vesting of restricted stock units, payment of $7.1 million related to preferred stock dividend and payment of $130.8 million related to the repurchase of convertible preferred stock; partially offset by an increase in cash received relating to borrowing on long-term debt of $126.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $3.3 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at June 30, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of June 30, 2023 an accrual of $0.2 million has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered SaThe following is a discussion of our consolidated results of operations for the six months les of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Non-Employee Director Compensation Policy, dated April 25, 2023.

10.2*

Waiver, dated as of June 30, 2023, by and among the Company and the MSD entities, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

10.3*

Waiver, dated as of June 30, 2023, by and among the Company and DE Shaw, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: August 7, 2023	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)