Form 10-Q
period 2023-09-30
Xponential Fitness, Inc.
filed 2023-11-08
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 30,891,038 shares of Class A common stock outstanding and 16,566,027 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$51,880	$37,370
Accounts receivable, net (Note 10)	27,714	25,555
Inventories	16,339	10,864
Prepaid expenses and other current assets	13,531	6,294
Deferred costs, current portion	6,507	4,131
Notes receivable from franchisees, net	1,113	1,520
Total current assets	117,084	85,734
Property and equipment, net	20,293	18,524
Right-of-use assets	77,353	30,079
Goodwill	165,661	165,697
Intangible assets, net	122,450	137,175
Deferred costs, net of current portion	45,958	43,620
Notes receivable from franchisees, net of current portion	1,181	1,067
Other assets	1,252	795
Total assets	$551,232	$482,691
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$24,097	$16,185
Accrued expenses	13,389	12,295
Deferred revenue, current portion	37,000	31,996
Current portion of long-term debt	5,195	3,035
Other current liabilities	21,840	9,265
Total current liabilities	101,521	72,776
Deferred revenue, net of current portion	115,229	109,465
Contingent consideration from acquisitions (Note 16)	10,303	28,182
Long-term debt, net of current portion, discount and issuance costs	319,053	133,039
Lease liability	74,678	30,583
Other liabilities	7,440	8,633
Total liabilities	628,224	382,678
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400,000 shares authorized, 114,660 and 200,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	130,304	308,075
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,477,165 and 27,571,312 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 16,566,027 and 21,647,447 shares issued, and 16,491,502 and 21,572,922 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	502,606	505,186
Receivable from shareholder (Note 10)	(15,026)	(16,369)
Accumulated deficit	(624,210)	(641,903)
Treasury stock, at cost, 74,525 shares outstanding as of September 30, 2023 and December 31, 2022	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(138,322)	(154,778)
Noncontrolling interests	(68,974)	(53,284)
Total stockholders' deficit	(207,296)	(208,062)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$551,232	$482,691

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net:
Franchise revenue	$36,425	$30,006	$104,524	$83,128
Equipment revenue	12,564	11,770	40,086	31,930
Merchandise revenue	8,456	6,264	24,021	19,100
Franchise marketing fund revenue	6,948	5,172	19,776	14,544
Other service revenue	16,042	10,551	40,058	24,983
Total revenue, net	80,435	63,763	228,465	173,685
Operating costs and expenses:
Costs of product revenue	12,709	11,840	40,967	34,951
Costs of franchise and service revenue	3,559	4,811	11,305	13,589
Selling, general and administrative expenses (Note 10)	48,579	32,841	127,912	96,082
Depreciation and amortization	4,216	4,154	12,701	11,225
Marketing fund expense	5,817	4,260	16,289	12,696
Acquisition and transaction expenses (income)	(1,923)	16,290	(17,433)	(5,793)
Total operating costs and expenses	72,957	74,196	191,741	162,750
Operating income (loss)	7,478	(10,433)	36,724	10,935
Other (income) expense:
Interest income	(24)	(402)	(1,189)	(1,209)
Interest expense	10,638	3,333	27,242	9,060
Other expense	1,845	—	3,097	—
Total other expense	12,459	2,931	29,150	7,851
Income (loss) before income taxes	(4,981)	(13,364)	7,574	3,084
Income taxes (benefit)	202	(308)	212	(158)
Net income (loss)	(5,183)	(13,056)	7,362	3,242
Less: net income (loss) attributable to noncontrolling interests	(1,801)	(5,918)	2,348	1,065
Net income (loss) attributable to Xponential Fitness, Inc.	$(3,382)	$(7,138)	$5,014	$2,177

Net income (loss) per share of Class A common stock:
Basic	$0.91	$(1.53)	$1.08	$0.28
Diluted	$(0.50)	$(1.53)	$(0.17)	$0.05
Weighted average shares of Class A common stock outstanding:
Basic	32,260	26,156	32,025	24,782
Diluted	40,223	26,156	39,988	62,823

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	5,598	—	—	14	5,612
Net loss	—	—	—	—	—	—	—	—	(9,983)	(4,996)	(14,979)
Conversion of Class B shares to Class A shares	4,926	—	(4,926)	—	—	—	(2,332)	—	—	2,332	—
Payment of preferred stock dividend	—	—	—	—	—	—	(2,069)	—	—	—	(2,069)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(62,660)	—	—	—	(62,660)
Vesting of Class B Shares	—	—	10	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	402	—	—	—	—	—	(7,935)	—	—	—	(7,935)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(3,587)	—	—	(3,587)
Balance at March 31, 2023	32,899	3	16,731	2	75	(1,697)	438,038	(19,956)	(639,207)	(55,934)	(278,751)
Equity-based compensation	—	—	—	—	—	—	5,608	—	—	3	5,611
Net income	—	—	—	—	—	—	—	—	18,379	9,145	27,524
Conversion of Class B shares to Class A shares	141	—	(141)	—	—	—	(1,332)	—	—	1,332	—
Payment of preferred stock dividend	—	—	—	—	—	—	(1,857)	—	—	—	(1,857)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	45,551	—	—	—	45,551
Vesting of Class B Shares	—	—	2	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	180	—	—	—	—	—	(176)	—	—	—	(176)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(1,683)	—	—	(1,683)
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Payment received from shareholder	—	—	—	—	—	—	—	1,290	—	—	1,290
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(532)	(532)
Balance at June 30, 2023	33,220	3	16,592	2	75	(1,697)	485,832	(21,798)	(620,828)	(45,986)	(204,472)
Equity-based compensation	—	—	—	—	—	—	3,091	—	—	1	3,092
Net loss	—	—	—	—	—	—	—	—	(3,382)	(1,801)	(5,183)
Conversion of Class B shares to Class A shares	27	—	(27)	—	—	—	14,235	—	—	(14,235)	—
Payment of preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	51,435	—	—	—	51,435
Vesting of Class B Shares	—	—	1	—	—	—	—	—	—	—	—
Vesting of restricted share units	240	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(2,010)	—	—	—	—	—	(50,378)	—	—	—	(50,378)
Excise tax on share repurchases	—	—	—	—	—	—	(262)	—	—	—	(262)
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	—	—	—	—	—	—	516	—	—	—	516
Payment received from shareholder	—	—	—	—	—	—	—	6,772	—	—	6,772
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(6,953)	(6,953)
Balance at September 30, 2023	31,477	$3	16,566	$2	75	$(1,697)	$502,606	$(15,026)	$(624,210)	$(68,974)	$(207,296)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	23,898	$2	22,969	$2	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Equity-based compensation	—	—	—	—	2,423	—	—	12,204	14,627
Net loss	—	—	—	—	—	—	(7,519)	(7,660)	(15,179)
Conversion of Class B shares to Class A shares	351	—	(351)	—	517,283	—	—	(517,283)	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(50,931)	—	—	—	(50,931)
Vesting of Class B Shares	—	—	1,947	—	—	—	—	—	—
Balance at March 31, 2022	24,249	2	24,565	2	465,525	(10,600)	(651,352)	(68,779)	(265,202)
Equity based compensation	—	—	—	—	3,861	—	—	(54)	3,807
Net income	—	—	—	—	—	—	16,834	14,643	31,477
Conversion of Class B shares to Class A shares	2,883	—	(2,883)	—	(7,387)	—	—	7,387	—
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	127,821	—	—	—	127,821
Vesting of Class B Shares	—	—	5	—	—	—	—	—	—
Vesting of restricted stock units	54	—	—	—	—	—	—	—	—
Balance at June 30, 2022	27,186	2	21,687	2	586,570	(10,600)	(634,518)	(46,803)	(105,347)
Equity based compensation	—	—	—	—	3,597	—	—	24	3,621
Net loss	—	—	—	—	—	—	(7,138)	(5,918)	(13,056)
Conversion of Class B shares to Class A shares	64	—	(64)	—	883	—	—	(883)	—
Vesting of Class B Shares	—	—	28	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	311	1	—	—	(1,897)	—	—	—	(1,896)
Loan to shareholder and accumulated interest	—	—	—	—	—	(3,619)	—	—	(3,619)
Payment of preferred stock dividend	—	—	—	—	(3,250)	—	—	—	(3,250)
Adjustment of preferred stock to redemption value	—	—	—	—	(57,096)	—	—	—	(57,096)
Balance at September 30, 2022	27,561	$3	21,651	$2	$528,807	$(14,219)	$(641,656)	$(53,580)	$(180,643)
See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,362	$3,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,701	11,225
Amortization and write off of debt issuance cost	416	94
Amortization of discount on long-term debt	2,032	454
Change in contingent consideration from acquisitions	(17,528)	(5,791)
Amortization of right-of-use assets	9,729	1,450
Bad debt expense (recovery)	850	(526)
Equity-based compensation	15,647	23,920
Non-cash interest	(857)	(679)
Write down of goodwill and brand assets	11,817	3,656
Gain on disposal of assets	(770)	(90)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,535)	(6,592)
Inventories	(5,376)	(6,810)
Prepaid expenses and other current assets	(7,237)	(5,529)
Operating lease liabilities	(4,027)	(1,398)
Deferred costs	(4,743)	(1,248)
Notes receivable, net	1	25
Accounts payable	7,302	7,497
Accrued expenses	1,656	(1,555)
Other current liabilities	4,953	599
Deferred revenue	7,536	13,993
Other assets	(458)	(129)
Other liabilities	(277)	1,663
Net cash provided by operating activities	38,194	37,471
Cash flows from investing activities:
Purchases of property and equipment	(6,156)	(5,660)
Proceeds from sale of assets	60	65
Purchase of studios	(164)	—
Purchase of intangible assets	(2,420)	(6,840)
Notes receivable issued	(581)	(1,782)
Notes receivable payments received	666	2,643
Net cash used in investing activities	(8,595)	(11,574)
Cash flows from financing activities:
Borrowings from long-term debt	189,150	5,480
Payments on long-term debt	(3,014)	(2,220)
Debt issuance costs	(411)	(49)
Payment of preferred stock dividend and deemed cash dividend	(5,677)	(13,000)
Payment of contingent consideration	(1,412)	(1,336)
Payments for taxes related to net share settlement of restricted share units	(8,111)	(1,897)
Payment for tax receivable agreement	(1,163)	—
Payments for redemption of preferred stock	(130,766)	—
Payments for distributions to Pre-IPO LLC Members	(7,485)	—
Repurchase of Class A common stock	(50,378)	—
Payment received from shareholder (Note 10)	8,062	—
Loan to shareholder (Note 10)	(4,400)	(3,300)
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	516	—
Net cash used in financing activities	(15,089)	(16,322)
Increase in cash, cash equivalents and restricted cash	14,510	9,575
Cash, cash equivalents and restricted cash, beginning of period	37,370	21,320
Cash, cash equivalents and restricted cash, end of period	$51,880	$30,895

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$24,631	$8,013
Income taxes paid	1,673	2,570
Noncash investing and financing activity:
Capital expenditures accrued	$567	$1,536
Adjustment of convertible preferred stock to redemption value	(34,326)	(19,794)
Liability-classified restricted stock units vested	2,250	—
Deemed contribution from redemption of convertible preferred stock	12,679	—
Accrued tax withholding related to convertible preferred stock dividend	114	—
Intangible asset acquired in exchange for deferred revenue	—	4,800

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

As of September 30, 2023, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 31 and 40 company-owned transition studios as of September 30, 2023 and 2022, respectively.

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

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – The Company operates in one reportable and operating segment. The Company generated $3,351 and $10,338 of revenue outside the United States during the three and nine months ended September 30, 2023, respectively, and $3,104 and $9,060 during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States.

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

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $8,179 and $5,381 at September 30, 2023 and December 31, 2022, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2023	$865	$719	$1,584
Bad debt expense recognized during the period	531	319	850
Write-off of uncollectible amounts	(499)	(71)	(570)
Balance at September 30, 2023	$897	$967	$1,864

Accrued expenses – Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued compensation	$3,449	$4,611
Contingent consideration from acquisitions, current portion	1,266	2,203
Sales tax accruals	1,718	3,186
Legal accruals	417	464
Other accruals	6,539	1,831
Total accrued expenses	$13,389	$12,295

Comprehensive income – The Company does not have any components of other comprehensive income recorded within the consolidated financial statements and therefore does not separately present a consolidated statement of comprehensive income in the condensed consolidated financial statements.

Fair value measurements – Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, applies to all financial assets and financial liabilities that are measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. ASC Topic 820 establishes a valuation hierarchy for disclosures of the inputs to valuations used to measure fair value.

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

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of these financial instruments approximate fair value due to their short maturities, proximity of issuance to the balance sheet date or variable interest rate.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense. The Company did not incur any interest or penalties for the three and nine months ended September 30, 2023 and 2022.

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

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (“LIBOR”). ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” ("ASU 2022-06"). ASU 2022-06 defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC Topic 848. ASU 2022-06 was effective upon issuance. The adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08"). ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The adoption of this accounting standard, effective January 1, 2023, did not have an impact on the Company's condensed consolidated financial statements.

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

Studios

On June 5, 2023, the Company entered into an Asset Purchase Agreement to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition is expected to enhance the operational performance of the 14 Rumble studios as the Company prepares them to be licensed to new franchisees. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expenses.

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

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

Amount
Accounts receivable	$154
Inventories	98
Property and equipment	1,113
Right-of-use assets	42,016
Goodwill	4,133
Deferred revenue	(3,269)
Lease liabilities	(44,244)
Reduction to receivable from shareholder	$1

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

The acquisition was not material to the results of operations of the Company. During the nine months ended September 30, 2023, the Company did not incur any transaction costs directly related to the acquisition of 14 Rumble studios.

During the nine months ended September 30, 2023, the Company entered into an agreement with a franchisee under which the Company repurchased one studio to operate as a company-owned transition studio. The purchase price for the acquisition was $164, less $8 of net deferred revenue and deferred costs resulting in total purchase consideration of $156. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Amount
Property and equipment	$19
Reacquired franchise rights	137
Total purchase price	$156

During the nine months ended September 30, 2023 and 2022, the Company refranchised operations at 78 and 16 company-owned transition studios, respectively, received proceeds of $60 and $0, respectively, and recorded a net loss of $594 and $0 on disposal of the studio assets, respectively. During the nine months ended September 30, 2023 and 2022, the Company also ceased operations at 14 and 0 company-owned transition studios, respectively. The Company is actively seeking to refranchise or close company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

When the Company believes that a studio will be refranchised for a price less than its carrying value, but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any impairment charges related to studio assets. See Note 9 for discussion of impairment charges related to right-of-use assets during the quarter ended September 30, 2023.

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the "Seller"), whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of September 30, 2023.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the nine months ended September 30, 2023. Other deferred revenue amounts of $23,918 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2022	$116,244	$6,641	$122,885
Revenue recognized that was included in deferred revenue at the beginning of the year	(12,025)	(3,339)	(15,364)
Deferred revenue recorded as settlement in purchase accounting	(1,278)	—	(1,278)
Increase, excluding amounts recognized as revenue during the period	21,354	714	22,068
Balance at September 30, 2023	$124,295	$4,016	$128,311

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2023. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2023	$2,211	$1,536	$3,747
2024	10,199	1,652	11,851
2025	10,703	414	11,117
2026	12,002	414	12,416
2027	12,809	—	12,809
Thereafter	76,371	—	76,371
	$124,295	$4,016	$128,311

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2023	2022
Franchise and area development fees	$124,295	$116,244
Brand fees	4,016	6,641
Equipment and other	23,918	18,576
Total deferred revenue	152,229	141,461
Non-current portion of deferred revenue	115,229	109,465
Current portion of deferred revenue	$37,000	$31,996

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, there were approximately $3,963 and $3,589 of current deferred costs and approximately $45,399 and $43,445 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $1,419 and $5,200 for the three and nine months ended September 30, 2023, respectively, and $2,968 and $8,318 for the three and nine months ended September 30, 2022, respectively.

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

At September 30, 2023 and December 31, 2022, the principal balance of the notes receivable was approximately $3,261 and $3,306, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture and equipment	$4,307	$4,182
Computers and software	19,516	14,075
Vehicles	635	171
Leasehold improvements	8,606	7,533
Construction in progress	1,491	3,115
Less: accumulated depreciation	(14,262)	(10,552)
Total property and equipment	$20,293	$18,524

Depreciation expense for the three and nine months ended September 30, 2023, was $1,480 and $4,125, respectively, and $1,054 and $2,720 for the three and nine months ended September 30, 2022, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the nine months ended September 30, 2023, there was an increase of $4,133 in previously reported goodwill due to the acquisition of 14 Rumble studios as discussed in Note 3. The carrying value of goodwill at September 30, 2023 and December 31, 2022, totaled $165,661 and $165,697, respectively, net of cumulative impairment of $7,545 and $3,376 at September 30, 2023 and December 31, 2022, respectively.

During the quarter ended September 30, 2022, the Company determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to declines in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3,376. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the trademark and franchise agreements intangible assets related to the AKT reporting unit were also impaired and recognized an impairment loss of $280 in the third quarter of 2022.

During the quarter ended September 30, 2023, the Company determined it was necessary to re-evaluate goodwill of the Stride and Row House reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the Stride and Row House reporting units exceeded their fair value, resulting in a goodwill impairment of $3,469 and $700, respectively, resulting in no goodwill remaining for the Stride and Row House reporting units. The fair value of the reporting units was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 8.0% to 43.0%, at a weighted average cost of capital (discount rate) of 16.0%. The impairment charge is included within selling, general and administrative expenses in the Company's condensed consolidated statements of operations. In addition, the Company determined that the franchise agreements intangible assets and trademarks related to Stride and Row House were also impaired and recognized an aggregate impairment loss of $230 for the franchise agreements and an aggregate impairment loss of $180 for the trademarks in the third quarter of 2023.

Intangible assets consisted of the following:

		September 30, 2023			December 31, 2022
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$20,710	$(3,969)	$16,741	$21,110	$(2,606)	$18,504
Franchise agreements	7.5 – 10	57,700	(28,243)	29,457	69,100	(25,143)	43,957
Reacquired franchise rights	6.2 – 8	1,437	(62)	1,375	—	—	—
Web design and domain	3 – 10	430	(279)	151	430	(196)	234
Deferred video production costs	3	5,408	(3,289)	2,119	4,046	(2,173)	1,873
Total definite-lived intangible assets		85,685	(35,842)	49,843	94,686	(30,118)	64,568
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$158,292	$(35,842)	$122,450	$167,293	$(30,118)	$137,175

Amortization expense was $2,736 and $8,576, for the three and nine months ended September 30, 2023, respectively, and $3,100 and $8,505 for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios as discussed in Note 3, which is included within selling, general and administrative expenses.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2023	$2,718
2024	10,379
2025	9,729
2026	6,618
2027	5,288
Thereafter	15,111
Total	$49,843

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment discussed below), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (12.05% at September 30, 2023).

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

Unless agreed in advance, all voluntary prepayments and certain mandatory prepayments of the Term Loan made (i) on or prior to the first anniversary of the closing date are subject to a 2.0% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loans may be paid without premium or penalty, other than customary breakage costs with respect to SOFR Term Loans.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2023, the Company was in compliance with these covenants.

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

On January 9, 2023, the Company entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130,000 (the "January 2023 Incremental Term Loan"), the proceeds of which were used to fund the Repurchase Transactions (see Note 11) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Fourth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the January 2023 Incremental Term Loan) to $1,065 commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the January 2023 Incremental Term Loan is prepaid.

In connection with the Fourth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $265, which was included in interest expense for the nine months ended September 30, 2023.

On August 3, 2023, the Company entered into a fifth amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $65,000 (the "August 2023 Incremental Term Loan"), the proceeds of which were used for funding the accelerated share repurchase program (see Note 12); the payment of fees, costs and expenses related to the Fifth Amendment; and general corporate purposes. The Fifth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the August 2023 Incremental Term Loan) to $1,190 commencing on September 30, 2023 and (ii) replaces the benchmark interest rate based on the LIBOR rate (and related LIBOR-based mechanics) applicable to the loans under the Credit Agreement with a benchmark interest rate based on the forward-looking Term SOFR (and related Term SOFR-based mechanics).

In connection with the Fifth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $84, which was included in interest expense for the three and nine months ended September 30, 2023.

The Company incurred debt issuance costs of $411 and $49 for the nine months ended September 30, 2023 and 2022, respectively. Debt issuance cost amortization and write off amounted to $119 and $416 for the three and nine months ended September 30, 2023, respectively, and $30 and $94 for the three and nine months ended September 30, 2022, respectively. Unamortized debt issuance costs as of September 30, 2023 and December 31, 2022, were $265 and $270, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of September 30, 2023 and December 31, 2022, was $5,196 and $1,378, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Principal payments on outstanding balances of long-term debt as of September 30, 2023 were as follows:

Amount
Remainder of 2023	$1,190
2024	4,760
2025	323,758
Total	$329,708

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2023 and December 31, 2022, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. During the three and nine months ended September 30, 2023, the Company recognized ROU asset impairment charges of $92, related to studio exits in conjunction with its restructuring plan (see Note 17). The impairment charges were recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	September 30, 2023	December 31, 2022
ROU assets, net (1)	Right-of-use assets	$77,353	$30,079
Lease liabilities, short-term	Other current liabilities	$12,975	$3,786
Lease liabilities, long-term	Lease liability	$74,678	$30,583

(1) Includes impact of write off of abandoned right-of-use assets of $5,122 and impairment charge of $92 related to the restructuring plan. See Note 17 for additional information.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Components of lease expense during the three and nine months ended September 30, 2023 and 2022, are summarized as follows:

	Three Months Ended September 30,
	2023		2022
	Third-party leases	Total	Related-party lease	Third-party leases	Total
Operating lease costs	$4,663	$4,663	$80	$983	$1,063
Variable lease costs	589	589	—	207	207
Short-term lease costs	—	—	—	—	—
Total	$5,252	$5,252	$80	$1,190	$1,270

	Nine Months Ended September 30,
	2023		2022
	Third-party leases	Total	Related-party lease	Third-party leases	Total
Operating lease costs	$9,990	$9,990	$239	$2,513	$2,752
Variable lease costs	1,354	1,354	—	594	594
Short-term lease costs	—	—	—	108	108
Total	$11,344	$11,344	$239	$3,215	$3,454

Supplemental cash flow information related to operating leases during the three and nine months ended September 30, 2023 and 2022, are summarized as follows:

	Three Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$5,576	$1,038
Lease liabilities arising from new ROU assets	$4,011	$10,305

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,356	$2,783
Lease liabilities arising from new ROU assets	$66,175	$10,305

Other information related to leases is summarized as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	6.7	7.5
Weighted average discount rate	8.7%	8.8%

Maturities of lease liabilities as of September 30, 2023 are summarized as follows:

Amount
Remainder of 2023	$7,796
2024	16,654
2025	17,373
2026	17,523
2027	16,712
Thereafter	41,798
Total future lease payments	117,856
Less: imputed interest	30,203
Total	$87,653

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

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In 2022, the Rumble Sellers borrowed an additional $5,050 under the debt financing agreement which was recorded as receivable from shareholder within equity. In January and April 2023, the Rumble Sellers borrowed an additional $3,100 and $1,300, respectively, under the debt financing agreement which were recorded as receivable from shareholder within equity. During the three and nine months ended September 30, 2023, the Company recorded $0 and $871 of interest in kind, respectively, which was recorded as an increase to receivable from shareholder within equity. During the nine months ended September 30, 2023, the Company received $8,062 cash as partial payment for the receivable from shareholder.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. The Company recorded expense related to this lease of $80 and $239 in the three and nine months ended September 30, 2022. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 RSUs, which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of September 30, 2023, the former owner of Row House borrowed $240, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 69 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 80 Club Pilates licenses to open additional new units. The Company recorded franchise and marketing fund revenue aggregating $1,368 and $4,380, during the three and nine months ended September 30, 2023, respectively, from studios owned by Spartan Fitness.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company earns revenues and has accounts receivable from franchisees who are also officers of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue and merchandise revenue, were $126 and $396 for the three and nine months ended September 30, 2023, respectively, and $679 and $2,018 for the three and nine months ended September 30, 2022, respectively. Included in accounts receivable as of September 30, 2023 and December 31, 2022, is $2 and $4, respectively, for such sales.

In August 2023, the Company received payments from an officer and a director of the Company totaling $516 related to disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution from stockholders and the amounts were recorded as increases to additional paid-in capital on the condensed consolidated balance sheets.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of September 30, 2023.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

At September 30, 2023 and December 31, 2022, the Company recognized the preferred maximum redemption value of $130,304 and $308,075, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 and 200 outstanding shares of Convertible Preferred at September 30, 2023 and December 31, 2022, respectively). The recording of the preferred maximum redemption value was treated as deemed contribution, which was included in the calculation of earnings (loss) per share and resulted in a net increase of $34,326 and $19,794 to additional paid-in-capital for the nine months ended September 30, 2023 and 2022, respectively.

Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three and nine months ended September 30, 2023, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 27 and 1,620 shares of Class A common stock on a one-for-one basis, respectively.

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

The following table summarizes the ownership of XPO LLC as of September 30, 2023:

Owner	Units Owned	Ownership percentage
XPO Inc.	31,477,165	66%
Noncontrolling interests	16,566,027	34%
Total	48,043,192	100%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Accelerated Share Repurchase program – On August 1, 2023, the Company's board of directors approved a $50,000 accelerated share repurchase program (the "ASR Program") to repurchase shares of the Company's Class A common stock. The Company accounted for the ASR Program as two separate transactions, a repurchase of the Company’s Class A common stock and an equity-linked contract indexed to the Company’s Class A common stock that met certain accounting criteria for classification in stockholders' equity. Under the ASR Program, the Company paid a fixed amount of $50,000 on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010 shares of the Company’s Class A common stock, which were retired immediately. The initial delivery of shares of the Company’s Class A common stock represented approximately 80% of the fixed amount paid of $50,000, which was based on the share price of the Company's Class A common stock on the date of ASR Program execution. The payment of $50,000 was recorded as reductions to stockholders' equity, consisting of a $40,000 decrease in additional paid-in capital, which reflects the value of the initial shares received and immediately retired, and a $10,000 decrease in additional paid-in capital, which reflects the value of the Class A common stock that remains to be delivered by the financial institution pending final settlement. Under the ASR Program, the Company also incurred $439 in associated costs, consisting primarily of legal fees and a 1% excise tax, which were recorded as a decrease in additional paid-in capital on the Company’s condensed consolidated statements of stockholders’ equity.

The final number of shares to be received by the Company will be based on the daily volume-weighted average stock price of the Company’s Class A common stock during the duration of the ASR Program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Program agreement. At settlement, under certain circumstances, the financial institution may be required to deliver additional shares of Class A common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of Class A common stock or to make a cash payment, at its election, to the financial institution. The final settlement under the ASR Program is scheduled to occur in the fourth quarter of 2023, as set forth in the ASR Program agreement (see Note 18).

Note 13 – Equity Compensation

Profit interest units –

Under the pre-IPO plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The performance-based grants were awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and were subject to certain forfeiture provisions prior to vesting. In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, was based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the amendment. The amendment of these units was treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. The Company recognized $12,003 of expense during the nine months ended September 30, 2022.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. The Company recognized expense of $1 and $18 during the three and nine months ended September 30, 2023, respectively, and $24 and $171 during the three and nine months ended September 30, 2022, respectively, which was included within selling, general and administrative expenses. At September 30, 2023, the Company had $4 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.86 years for the time-based grants.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Liability classified restricted stock units –

In November 2021, the Company granted restricted stock unit ("RSU") awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the first quarter of 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. As of September 30, 2023, management believes that the EBITDA targets for the remaining RSU awards will be achieved and is accordingly recognizing expense ratably over the vesting period. The Company recognized expense of $444 and $1,332 during the three and nine months ended September 30, 2023, respectively, and $623 and $1,865 during the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the Company had $2,265 of unrecognized expense relating to these grants.

Equity classified restricted stock units –

The following table summarizes activity for RSUs for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2022	2,102	$18.25
Issued	342	24.75
Vested	(1,007)	17.31
Forfeited, expired, or canceled	(54)	21.20
Outstanding at September 30, 2023	1,383	$18.77

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

During 2022, included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs. During the first quarter of 2023, 36 units were earned and issued as shares. As of September 30, 2023, the achievement of remaining performance metrics is considered probable.

Total compensation expense recognized for RSUs was $3,091 and $14,297 during the three and nine months ended September 30, 2023, respectively, and $3,597 and $9,881 during the three and nine months ended September 30, 2022, respectively. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. The Company recognized an income tax benefit (expense) on vested RSUs of ($51) and $787 during the three and nine months ended September 30, 2023, respectively, and $388 and $434 during the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, the Company had $22,944 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.17 years.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2023, is (4.0%) and 2.8%, respectively, and 2.3% and (5.1%) for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023 the Company recognized income tax expense of $202 and $212, respectively, on its share of pre-tax book income, exclusive of the noncontrolling interest of 34%. During the three and nine months ended September 30, 2022, the Company recognized income tax benefit of $308 and $158 on its share of pre-tax book income, exclusive of the noncontrolling interest of 44%.

As of September 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2023. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2018 through 2022. The Company's foreign subsidiaries are generally subject to examination for four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

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

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of XPO Inc. and not of XPO Holdings. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR (or a replacement rate) plus 100 basis points from the due date (without extensions) of such tax return.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

As of September 30, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $2,755 and $1,144 of the current and non-current portions of the TRA, respectively, $76,691 of the TRA liability was not recorded as of September 30, 2023. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings (loss) per share of Class A common stock has been computed by dividing net income attributable to XPO Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc, a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exists at the XPO Holdings level. The Company applies the two-class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings (loss) per share.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. The potential dilutive effects of Class B common stock were determined to be anti-dilutive for the three and nine months ended September 30, 2023 and were excluded from the computation of diluted earnings per share. Because the Company reported a net loss for the three months ended September 30, 2022, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share. Weighted average shares of Class B common stock were 16,503 and 17,206 for the three and nine months ended September 30, 2023, respectively, and 21,685 and 22,313 for the three and nine months ended September 30, 2022, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(5,183)	$(13,056)	$7,362	$3,242
Less: net (income) loss attributable to noncontrolling interests	(14,976)	33,271	(14,127)	(6,295)
Less: dividends on preferred shares	(1,863)	(3,250)	(5,789)	(9,750)
Add: deemed contribution (dividend)	51,435	(57,096)	34,326	19,794
Add: deemed contribution from redemption of convertible preferred stock	—	—	12,679	—
Net income (loss) attributable to XPO Inc. - basic	29,413	(40,131)	34,451	6,991
Add: net income (loss) attributable to non-controlling interests	—	—	—	6,295
Add: dividends on preferred shares	1,863	—	5,789	9,750
Less: deemed (contribution) dividend	(51,435)	—	(34,326)	(19,794)
Less: Deemed contribution from redemption of convertible preferred stock	—	—	(12,679)	-
Net income (loss) attributable to XPO Inc. - diluted	$(20,159)	$(40,131)	$(6,765)	$3,242
Denominator:
Weighted average shares of Class A common stock outstanding - basic	32,260	26,156	32,025	24,782
Effect of dilutive securities:
Rumble Class A common stock	—	—	—	1,300
Restricted stock units	—	—	—	539
Convertible preferred stock	7,963	—	7,963	13,889
Conversion of Class B common stock to Class A common stock	—	—	—	22,313
Weighted average shares of Class A common stock outstanding - diluted	40,223	26,156	39,988	62,823

Net earnings (loss) per share attributable to Class A common stock - basic	$0.91	$(1.53)	$1.08	$0.28
Net earnings (loss) per share attributable to Class A common stock - diluted	$(0.50)	$(1.53)	$(0.17)	$0.05

Anti-dilutive shares excluded from diluted earnings (loss) per share of Class A common stock:
Rumble Class A common stock	—	1,300	—	—
Restricted stock units	1,342	2,121	1,342	—
Conversion of Class B common stock to Class A common stock	16,492	21,651	16,492	—
Convertible preferred stock	—	13,889	—	—
Accelerated Purchase Program - final settlement	589	—	589	—
Rumble contingent shares	2,024	2,024	2,024	2,024
Profits interests, time vesting	1	15	1	15

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

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $417 and $464, which is included in accrued expenses in the condensed consolidated balance sheets, as of September 30, 2023 and December 31, 2022, respectively.

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

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three and nine months ended September 30, 2023, the Company recorded a decrease to contingent consideration of $3,356 and $18,533, respectively, which was recorded as acquisition and transaction income. During the three and nine months ended September 30, 2022, the Company recorded an increase of $16,170 and a decrease of $6,030 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). In November 2022, the contingency related to 1,300 shares of Class A common stock expired and the $27,850 contingent consideration related to those shares was reclassified to additional paid-in capital. At September 30, 2023 and December 31, 2022, contingent consideration totals $9,157 and $27,690, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ending December 31, 2023 and the aggregate amount of such payments for the two-year period ending December 31, 2023 is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $31 and $124 during the three and nine months ended September 30, 2023, respectively, and $154 and $496 during the three and nine months ended September 30, 2022, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $1,338 and $1,005 during the three and nine months ended September 30, 2023, respectively, and $0 and ($141) during the three and nine months ended September 30, 2022, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $1,412 during the three and nine months ended September 30, 2023 and $0 and $1,336 during the three and nine months ended September 30, 2022, respectively. At September 30, 2023 and December 31, 2022, contingent consideration was $1,266 and $2,203 recorded as accrued expenses, respectively, and $1,146 and $492 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

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

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of September 30, 2023 and December 31, 2022, $150 and $0 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees –The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $3,102 as of September 30, 2023 and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of September 30, 2023 and December 31, 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2023 and 2024. The Company expects to recognize additional restructuring charges throughout 2023 and 2024 totaling approximately $8,500 to $10,500, for accelerated right-of-use asset amortization related to company-owned transition studios with a cease use date in the fourth quarter of 2023 and other restructuring charges.

During the three and nine months ended September 30, 2023, the Company recognized restructuring charges of $6,325, primarily for accelerated amortization of right-of-use assets, loss on sale or disposal of assets, and other restructuring charges. All charges were recorded as selling, general and administrative expenses and costs of product revenue in the condensed consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The components of the restructuring charges are as follows:

Three and Nine Months Ended September 30,
2023
Write off of abandoned right-of-use assets (1)	$5,214
Loss on sale or disposal of assets (2)(3)	633
Other restructuring costs (1)	478
Total restructuring charges	$6,325

(1) These charges are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

(2) Charges of $248 recorded in cost of product revenues and charges of $385 recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

(3) Loss on sale or disposal of assets represents net losses on sales or disposal of studio assets primarily related to studio property and equipment.

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable on the condensed consolidated balance sheets:

September 30, 2023
Balance at December 31, 2022	$—
Charges incurred	478
Payments	(476)
Balance at September 30, 2023	$2

Note 18 – Subsequent Events

On October 2, 2023, the final settlement of the Company's $50,000 ASR Program occurred, and the Company received an additional 589 shares of the Company's Class A common stock from the third-party financial institution. In total under the ASR Program, the Company repurchased and immediately retired 2,599 shares of Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Factors Affecting Our Results of Operations” and “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout the U.S. and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states and 22 additional countries as of September 30, 2023. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of September 30, 2023, 2,596 studios were open in North America and franchisees were contractually committed to open 2,031 additional studios under existing franchise agreements. In addition, as of September 30, 2023, we had 384 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,042 new studios, of which master franchisees have sold 261 licenses for studios not yet opened as of September 30, 2023.

During the nine months ended September 30, 2023 and 2022, we generated revenue outside the United States of $10.3 million and $9.1 million, respectively. As of September 30, 2023 and December 31, 2022, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2023 and 2024. During the three and nine months ended September 30, 2023, we recognized restructuring charges of $6.3 million, primarily for write off of abandoned right-of-use assets, loss on sale or disposal of assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2023 and 2024 totaling approximately $8.5 million to $10.5 million, for accelerated right-of-use asset amortization related to company-owned transition studios with a cease use date in the fourth quarter of 2023 and for other restructuring charges. Additionally, we are negotiating lease terminations for operating leases for which we have lease liabilities recorded and for some of which we have accelerated right-of-use asset amortization through the cease use date. Termination of these leases may result in net gains from lease liability decreases in excess of previously accelerated right-of-use assets. Cash outflows related to these lease terminations are expected to be incurred through 2024.

Once completed we estimate annualized gross savings of approximately $9.0 million to $12.0 million under the restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business.

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

The following table sets forth the total number of operating studios in North America for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Franchisee-owned studios:
Studios operated at beginning of period	2,436	2,106	2,269	1,925
New studio openings	100	94	298	264
Refranchised studios (1)	44	1	78	16
Defranchised studios (2)	(4)	(25)	(68)	(29)
Studios no longer operating	(11)	(1)	(12)	(1)
Studios operated at end of period	2,565	2,175	2,565	2,175

Company-owned transition studios:
Studios operated at beginning of period	84	14	55	25
New studio openings	—	2	—	2
Franchise acquisitions (2)	4	25	68	29
Refranchised studios(1)	(44)	(1)	(78)	(16)
Studios no longer operating	(13)	—	(14)	—
Studios operated at end of period	31	40	31	40

Total Studios:
Studios operated at beginning of period	2,520	2,120	2,324	1,950
New studio openings	100	96	298	266
Studios no longer operating	(24)	(1)	(26)	(1)
Studios operated at end of period	2,596	2,215	2,596	2,215

Studios contributing to AUV
Operating studios (end of period)	2,596	2,215	NA	NA
Less: studios less than 6 months old	(292)	(266)	NA	NA
Less: non-traditional studio locations	(18)	—	NA	NA
Less: studios with no sales in the period	(7)	(12)	NA	NA
Total	2,279	1,937	NA	NA

Studios contributing to same store sales
Operating studios (end of period)	2,596	2,215	2,596	2,215
Less: studios less than 13 months old	(450)	(355)	(446)	(355)
Less: non-traditional studio locations	(8)	—	(8)	—
Less: studios without 13 months of consecutive sales	(44)	(44)	(28)	(29)
Total	2,094	1,816	2,114	1,831

(1) Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.

(2) Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Studios
Studios operated at beginning of period	372	234	312	176
New studio openings	27	32	90	90
Studios no longer operating	(15)	—	(18)	—
Studios operated at end of period	384	266	384	266

The following table sets forth the total number of operating studios globally for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Studios
Studios operated at beginning of period	2,892	2,354	2,636	2,126
New studio openings	127	128	388	356
Studios no longer operating	(39)	(1)	(44)	(1)
Studios operated at end of period	2,980	2,481	2,980	2,481

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
System-wide sales	$356,705	$264,837	$1,015,754	$739,163
Number of new studio openings globally, gross	127	128	388	356
Number of studios operating globally (cumulative total as of period end)	2,980	2,481	2,980	2,481
Number of licenses sold globally (cumulative total as of period end)(1)	6,088	5,193	6,088	5,193
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,042	920	1,042	920
AUV (LTM as of period end)	$561	$474	$561	$474
Quarterly AUV (run rate)	$564	$489	NA	NA
Same store sales	15%	17%	17%	28%
Adjusted EBITDA(2)	$26,521	$20,003	$74,644	$52,092

(1) Global franchise licenses sold are presented gross of terminations.

(2) The definition of “adjusted EBITDA” and a detailed reconciliation of adjusted EBITDA are set forth below under the section entitled “Non-GAAP Financial Measures”.

The following table presents additional information related to our studio and license key performance indicators for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	North America	International	Global	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,520	372	2,892	2,120	234	2,354
New studio openings, net	76	12	88	95	32	127
Studios operating at end of period	2,596	384	2,980	2,215	266	2,481
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	5,191	681	5,872	4,466	469	4,935
New franchise license sales	170	46	216	209	49	258
Franchise licenses sold (total end of period)	5,361	727	6,088	4,675	518	5,193
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,411			1,186
Less: studios opened under MFAs			369			266
Remaining studios obligated to open under MFAs			1,042			920
Licenses sold by master franchisees, net (2)			261			226

	Nine Months Ended September 30,
	2023			2022
	North America	International	Global	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,324	312	2,636	1,950	176	2,126
New studio openings, net	272	72	344	265	90	355
Studios operating at end of period	2,596	384	2,980	2,215	266	2,481
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,868	582	5,450	4,062	362	4,424
New franchise license sales	493	145	638	613	156	769
Franchise licenses sold (total end of period)	5,361	727	6,088	4,675	518	5,193
Studios Obligated to Open Internationally under MFAs:
Gross studios obligated to open under MFAs			1,411			1,186
Less: studios opened under MFAs			369			266
Remaining studios obligated to open under MFAs			1,042			920
Licenses sold by master franchisees, net (2)			261			226

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

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue, net:
Franchise revenue	$36,425	$30,006	$104,524	$83,128
Equipment revenue	12,564	11,770	40,086	31,930
Merchandise revenue	8,456	6,264	24,021	19,100
Franchise marketing fund revenue	6,948	5,172	19,776	14,544
Other service revenue	16,042	10,551	40,058	24,983
Total revenue, net	80,435	63,763	228,465	173,685
Operating costs and expenses:
Costs of product revenue	12,709	11,840	40,967	34,951
Costs of franchise and service revenue	3,559	4,811	11,305	13,589
Selling, general and administrative expenses	48,579	32,841	127,912	96,082
Depreciation and amortization	4,216	4,154	12,701	11,225
Marketing fund expense	5,817	4,260	16,289	12,696
Acquisition and transaction expenses (income)	(1,923)	16,290	(17,433)	(5,793)
Total operating costs and expenses	72,957	74,196	191,741	162,750
Operating income (loss)	7,478	(10,433)	36,724	10,935
Other (income) expense:
Interest income	(24)	(402)	(1,189)	(1,209)
Interest expense	10,638	3,333	27,242	9,060
Other expense	1,845	—	3,097	—
Total other expense	12,459	2,931	29,150	7,851
Income (loss) before income taxes	(4,981)	(13,364)	7,574	3,084
Income taxes (benefit)	202	(308)	212	(158)
Net income (loss)	$(5,183)	$(13,056)	$7,362	$3,242

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net:
Franchise revenue	45%	47%	46%	49%
Equipment revenue	16%	18%	18%	18%
Merchandise revenue	10%	10%	10%	11%
Franchise marketing fund revenue	9%	8%	8%	8%
Other service revenue	20%	17%	18%	14%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	16%	19%	18%	20%
Costs of franchise and service revenue	5%	8%	5%	8%
Selling, general and administrative expenses	60%	51%	56%	55%
Depreciation and amortization	5%	7%	6%	6%
Marketing fund expense	7%	7%	7%	7%
Acquisition and transaction expenses (income)	(2)%	26%	(8)%	(3)%
Total operating costs and expenses	91%	116%	84%	94%
Operating income (loss)	9%	(16)%	16%	6%
Other (income) expense:
Interest income	—%	(1)%	(1)%	(1)%
Interest expense	13%	5%	12%	5%
Other expense	2%	—%	2%	—%
Total other expense	15%	5%	13%	5%
Income (loss) before income taxes	(6)%	(21)%	3%	1%
Income taxes (benefit)	—%	—%	—%	—%
Net income (loss)	(6)%	(20)%	3%	2%

Three Months Ended September 30, 2023 and 2022

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2023 and the three months ended September 30, 2022.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$36,425	$30,006	$6,419	21.4%
Equipment revenue	12,564	11,770	794	6.7%
Merchandise revenue	8,456	6,264	2,192	35.0%
Franchise marketing fund revenue	6,948	5,172	1,776	34.3%
Other service revenue	16,042	10,551	5,491	52.0%
Total revenue, net	$80,435	$63,763	$16,672	26.1%

Total revenue. Total revenue was $80.4 million in the three months ended September 30, 2023, compared to $63.8 million in the three months ended September 30, 2022, an increase of $16.7 million, or 26%. The increase in total revenue was primarily due to an increase in same store sales and an increase in open studios.

Franchise revenue. Franchise revenue was $36.4 million in the three months ended September 30, 2023, compared to $30.0 million in the three months ended September 30, 2022, an increase of $6.4 million, or 21%. Franchise revenue consisted of franchise royalty fees of $24.2 million, franchise territory fees of $5.3 million, technology fees of $4.0 million and training fees of $2.9 million in the three months ended September 30, 2023, compared to franchise royalty fees of $18.0 million, franchise territory fees of $7.0 million, technology fees of $2.9 million and training fees of $2.1 million in the three months ended September 30, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 15% increase in same store sales and 499 net new studio openings globally since September 30, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $12.6 million in the three months ended September 30, 2023, compared to $11.8 million in the three months ended September 30, 2022, an increase of $0.8 million, or 7%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended September 30, 2023, totaled 116 compared to 136 in the prior year period, primarily due to the timing of installations and a decrease in studio openings compared to the prior year period. The increase in average revenue per install is due to brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $8.5 million in the three months ended September 30, 2023, compared to $6.3 million in the three months ended September 30, 2022, an increase of $2.2 million, or 35%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $6.9 million in the three months ended September 30, 2023, compared to $5.2 million in the three months ended September 30, 2022, an increase of $1.8 million, or 34%. The increase was primarily due to an increase in same store sales and 381 new studio openings in North America since September 30, 2022.

Other service revenue. Other service revenue was $16.0 million in the three months ended September 30, 2023, compared to $10.6 million in the three months ended September 30, 2022, an increase of $5.5 million, or 52%. The increase was primarily due to a $6.1 million increase in package and memberships revenue due to a higher average number of company-owned transition studios, partially offset by a $0.3 million decrease in on-demand revenue and $0.3 million decrease in other preferred vendor commission revenue and brand fee revenue.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$12,709	$11,840	$869	7.3%
Costs of franchise and service revenue	3,559	4,811	(1,252)	(26.0)%
Selling, general and administrative expenses	48,579	32,841	15,738	47.9%
Depreciation and amortization	4,216	4,154	62	1.5%
Marketing fund expense	5,817	4,260	1,557	36.5%
Acquisition and transaction expenses (income)	(1,923)	16,290	(18,213)	(111.8)%
Total operating costs and expenses	$72,957	$74,196	$(1,239)	(1.7)%

Costs of product revenue. Costs of product revenue was $12.7 million in the three months ended September 30, 2023, compared to $11.8 million in the three months ended September 30, 2022, an increase of $0.9 million, or 7%, compared to an increase in related revenues of 17%. Costs of product revenue as a percentage of related revenue decreased to 60% in the three months ended September 30, 2023, from 66% in the comparable prior year period. The decrease was due to an increase in company-owned transition studio merchandise revenue, which generates higher gross margin.

Costs of franchise and service revenue. Costs of franchise and service revenue was $3.6 million in the three months ended September 30, 2023, compared to $4.8 million in the three months ended September 30, 2022, a decrease of $1.3 million, or 26%. The decrease was primarily due to a $1.5 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by an increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $48.6 million in the three months ended September 30, 2023, compared to $32.8 million in the three months ended September 30, 2022, an increase of $15.7 million, or 48%. The increase was primarily attributable to restructuring charges of $6.1 million in the current year; increase in salaries and wages of $4.3 million related to a higher average number of company-owned transition studios; increase in occupancy expenses of $3.7 million primarily related to company-owned transition studios; an increase in intangible asset write down of $0.9 million; and a net increase in other variable expenses in 2023 of $2.1 million, partially offset by a decrease in legal expenses of $1.4 million related to various legal matters.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million in each of the three-month periods ended September 30, 2023 and 2022.

Marketing fund expense. Marketing fund expense was $5.8 million in the three months ended September 30, 2023, compared to $4.3 million in the three months ended September 30, 2022, an increase of $1.6 million, or 37% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) was ($1.9) million in the three months ended September 30, 2023, compared to $16.3 million in the three months ended September 30, 2022, a decrease of $18.2 million, or 112%. This income/expense primarily represents the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Three Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(24)	$(402)	$378	(94.0)%
Interest expense	10,638	3,333	7,305	219.2%
Other expense	1,845	—	1,845	NA
Total other expense, net	$12,459	$2,931	$9,528	325.1%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the three-month periods ended September 30, 2023 and 2022.

Interest expense. Interest expense was $10.6 million in the three months ended September 30, 2023, compared to $3.3 million in the three months ended September 30, 2022, an increase of $7.3 million, or 219%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $1.8 million in the three months ended September 30, 2023.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income taxes (benefit)	$202	$(308)	$510	(165.6)%

Income taxes (benefit). Income taxes (benefit) were $0.2 million in the three months ended September 30, 2023, compared to ($0.3) million in the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2023 versus the nine months ended September 30, 2022.

Revenue

	Nine Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$104,524	$83,128	$21,396	25.7%
Equipment revenue	40,086	31,930	8,156	25.5%
Merchandise revenue	24,021	19,100	4,921	25.8%
Franchise marketing fund revenue	19,776	14,544	5,232	36.0%
Other service revenue	40,058	24,983	15,075	60.3%
Total revenue, net	$228,465	$173,685	$54,780	31.5%

Total revenue. Total revenue was $228.5 million in the nine months ended September 30, 2023, compared to $173.7 million in the nine months ended September 30, 2022, an increase of $54.8 million, or 32%. The increase in total revenue was primarily due to an increase in same store sales and an increase in open studios.

Franchise revenue. Franchise revenue was $104.5 million in the nine months ended September 30, 2023, compared to $83.1 million in the nine months ended September 30, 2022, an increase of $21.4 million, or 26%. Franchise revenue consisted of franchise royalty fees of $68.8 million, franchise territory fees of $15.9 million, technology fees of $11.4 million and training fees of $8.4 million in the nine months ended September 30, 2023, compared to franchise royalty fees of $49.9 million, franchise territory fees of $20.6 million, technology fees of $6.6 million and training fees of $6.0 million in the nine months ended September 30, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 17% increase in same store sales and 499 new studio openings globally since September 30, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $40.1 million in the nine months ended September 30, 2023, compared to $31.9 million in the nine months ended September 30, 2022, an increase of $8.2 million, or 26%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the nine months ended September 30, 2023, totaled 395 compared to 376 in the prior year period, primarily due to the increase of studio openings compared to the prior year period. The increase in average revenue per install is due to brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $24.0 million in the nine months ended September 30, 2023, compared to $19.1 million in the nine months ended September 30, 2022, an increase of $4.9 million, or 26%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $19.8 million in the nine months ended September 30, 2023, compared to $14.5 million in the nine months ended September 30, 2022, an increase of $5.2 million, or 36%. The increase was primarily due to an increase in same store sales and 381 new studio openings in North America since September 30, 2022.

Other service revenue. Other service revenue was $40.1 million in the nine months ended September 30, 2023, compared to $25.0 million in the nine months ended September 30, 2022, an increase of $15.1 million, or 60%. The increase was primarily due to a $13.6 million increase in package and memberships revenue due to a higher average number of company-owned transition studios and a $2.8 million increase in other preferred vendor commission revenue and brand fee revenue, partially offset by a $1.1 million decrease in on-demand revenue.

Operating Costs and Expenses

	Nine Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$40,967	$34,951	$6,016	17.2%
Costs of franchise and service revenue	11,305	13,589	(2,284)	(16.8)%
Selling, general and administrative expenses	127,912	96,082	31,830	33.1%
Depreciation and amortization	12,701	11,225	1,476	13.1%
Marketing fund expense	16,289	12,696	3,593	28.3%
Acquisition and transaction expenses (income)	(17,433)	(5,793)	(11,640)	200.9%
Total operating costs and expenses	$191,741	$162,750	$28,991	17.8%

Costs of product revenue. Costs of product revenue was $41.0 million in the nine months ended September 30, 2023, compared to $35.0 million in the nine months ended September 30, 2022, an increase of $6.0 million, or 17%, compared to an increase in related revenues of 26%. Costs of product revenue as a percentage of related revenue decreased to 64% in the nine months ended September 30, 2023, from 68% in the comparable prior year period. The decrease was due to an increase in company-owned transition studio merchandise revenue, which generates higher gross margin, and a higher percentage of non-branded merchandise revenue in 2023 for which we earn a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $11.3 million in the nine months ended September 30, 2023, compared to $13.6 million in the nine months ended September 30, 2022, a decrease of $2.3 million, or 17%. The decrease was primarily due to a $3.1 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by an increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $127.9 million in the nine months ended September 30, 2023, compared to $96.1 million in the nine months ended September 30, 2022, an increase of $31.8 million, or 33%. The increase was primarily attributable to restructuring charges of $6.1 million in the current year; an increase in salaries and wages of $16.0 million related to a higher average number of company-owned transition studios and to a one-time $2.6 million employee retention payroll tax credit in the prior year period; increase in occupancy expenses of $8.8 million primarily related to company-owned transition studios; increase in marketing and promotion expense of $1.7 million; increase in bad debt expense of $1.4 million; increase of $4.7 million in intangible asset write down, net of mutual termination agreement income related to the acquisition of 14 Rumble studios; increase in financial transaction fees and related expenses of $1.2 million and a net increase in other variable expenses in 2023 of $3.7 million, partially offset by a decrease in legal expenses of $3.5 million related to various legal matters and a decrease in equity-based compensation expense of $8.3 million primarily due to vesting of performance-based awards in the prior year period offset by an increase in expense related to RSUs granted since September 30, 2022.
Depreciation and amortization. Depreciation and amortization expense was $12.7 million in the nine months ended September 30, 2023, compared to $11.2 million in the nine months ended September 30, 2022, an increase of $1.5 million, or 13%. The increase was due primarily to amortization of intangibles related to the BodyFit trademark acquired in the second quarter of 2022 and to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $16.3 million in the nine months ended September 30, 2023, compared to $12.7 million in the nine months ended September 30, 2022, an increase of $3.6 million, or 28% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction income. Acquisition and transaction income was $17.4 million in the nine months ended September 30, 2023, compared to $5.8 million in the nine months ended September 30, 2022, an increase of $11.6 million, or 201%. This income primarily represents the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions.

Other (Income) Expense, net

	Nine Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(1,189)	$(1,209)	$20	(1.7)%
Interest expense	27,242	9,060	18,182	200.7%
Other expense	3,097	—	3,097	NA
Total other expense, net	$29,150	$7,851	$21,299	271.3%

Interest income. Interest income primarily consists of interest on notes receivable and was insignificant in each of the nine months ended September 30, 2023 and 2022.

Interest expense. Interest expense was $27.2 million in the nine months ended September 30, 2023 compared to $9.1 million in the nine months ended September 30, 2022, an increase of $18.2 million, or 201%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of TRA expense, which was $3.1 million in the nine months ended September 30, 2023.

Income Taxes

	Nine Months Ended September 30,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income taxes (benefit)	$212	$(158)	$370	(234.2)%

Income taxes (benefit). Income taxes (benefit) were $0.2 million in the nine months ended September 30, 2023, compared to ($0.2) million in the nine months ended September 30, 2022.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (including change in contingent consideration), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), fees for financial transactions, such as secondary public offerings expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions), expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of our brand intangible assets, restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$(5,183)	$(13,056)	$7,362	$3,242
Interest expense, net	10,614	2,931	26,053	7,851
Income taxes	202	(308)	212	(158)
Depreciation and amortization	4,216	4,154	12,701	11,225
EBITDA	9,849	(6,279)	46,328	22,160
Equity-based compensation	3,536	4,243	15,647	23,920
Employer payroll taxes related to equity-based compensation	94	—	659	—
Acquisition and transaction expenses (income)	(1,923)	16,290	(17,433)	(5,793)
Litigation expenses	1,511	1,015	5,855	8,374
Employee retention credit	—	—	—	(2,597)
Financial transaction fees and related expenses	327	—	1,971	737
TRA remeasurement	1,845	1,078	3,097	1,635
Write down of goodwill and brand assets	4,579	3,656	11,817	3,656
Restructuring and related charges	6,703	—	6,703	—
Adjusted EBITDA	$26,521	$20,003	$74,644	$52,092

Liquidity and Capital Resources

As of September 30, 2023, we had $43.7 million of cash and cash equivalents, excluding $8.2 million of restricted cash.

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

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and together, the “Term Loans”). Affiliates of the lenders also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock (the “Series A Convertible preferred stock”) for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

Under the Credit Agreement, we are required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loan. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at our option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment discussed below), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (12.05% at September 30, 2023).

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

Unless agreed in advance, all voluntary prepayments and certain mandatory prepayments of the Term Loan made (i) on or prior to the first anniversary of the closing date are subject to a 2.0% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loans may be paid without premium or penalty, other than customary breakage costs with respect to SOFR Term Loans.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2023, we were in compliance with these covenants.

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

On January 9, 2023, we entered into a fourth amendment (the "Fourth Amendment") to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130.0 million (the "January 2023 Incremental Term Loan"), the proceeds of which were used to fund the repurchase of a portion of our outstanding Convertible Preferred (the “Repurchase Transactions”) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Fourth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the January 2023 Incremental Term Loan) commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the January 2023 Incremental Term Loan is prepaid.

On August 3, 2023, we entered into a fifth amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $65.0 million (the "August 2023 Incremental Term Loan"), the proceeds of which were used for funding the accelerated share repurchase program; the payment of fees, costs and expenses related to the Fifth Amendment; and general corporate purposes. The Fifth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the August 2023 Incremental Term Loan) commencing on September 30, 2023 and (ii) replaces the benchmark interest rate based on the LIBOR rate (and related LIBOR-based mechanics) applicable to the loans under the Credit Agreement with a benchmark interest rate based on the forward-looking Term SOFR (and related Term SOFR-based mechanics).

The total principal amount outstanding on the Term Loans was $329.7 million at September 30, 2023. Quarterly principal payments of $1.2 million on the Term Loan as amended were due beginning September 30, 2023.

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

At September 30, 2023, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Accelerated Share Repurchase Program

On August 1, 2023, our board of directors approved a $50.0 million accelerated share repurchase program (the "ASR Program") to repurchase shares of our Class A common stock. Under the ASR Program, we paid a fixed amount of $50.0 million on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010,050 shares of our Class A common stock, which were retired immediately. On October 2, 2023, the final settlement of our ASR Program occurred, and we received an additional 588,827 shares of our Class A common stock from the third-party financial institution. Under the ASR Program, we also incurred $0.4 million in associated expenses, consisting primarily of legal fees and a 1% excise tax liability in accordance with the Inflation Reduction Act of 2022. In total under the ASR Program, we repurchased and immediately retired 2,598,877 shares of Class A common stock at an average price of $19.24 per share for $50.0 million, exclusive of legal fees and excise tax.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$38,194	$37,471
Net cash provided by (used in) investing activities	(8,595)	(11,574)
Net cash provided by (used in) financing activities	(15,089)	(16,322)
Net increase in cash, cash equivalents and restricted cash	$14,510	$9,575

Cash Flows from Operating Activities

In the nine months ended September 30, 2023, cash provided by operating activities was $38.2 million, compared to $37.5 million in the nine months ended September 30, 2022, an increase in cash provided of $0.7 million. Of the increase, $4.4 million was due to higher net income after adjustments to reconcile net income to net cash provided by operating activities, partially offset by $3.7 million primarily due to unfavorable changes in working capital related to prepaid expenses, deferred costs, and deferred revenue, partially offset by favorable changes in working capital related to accounts receivable, other current liabilities, and accrued expenses in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

In the nine months ended September 30, 2023 and 2022, cash used in investing activities was $8.6 million and $11.6 million, respectively. The change year over year in cash used was primarily attributable to a decrease of cash used to purchase intangibles assets and a decrease in issuing notes receivables; partially offset by a decrease in cash received from collection of notes receivable and an increase in cash used to purchase property and equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2023, cash used in financing activities was $15.1 million, compared to $16.3 million in the nine months ended September 30, 2022, a decrease in cash used of $1.2 million. The decrease in cash used was primarily attributable to an increase in cash received from borrowings on long-term debt of $183.7 million, payment received from a shareholder of $8.1 million, and a decrease of $7.3 million in payments related to preferred stock dividend; partially offset by cash used of $50.4 million related to the ASR Program, an increase in tax payments of $6.2 million related to vesting of restricted stock units, distributions to Pre-IPO LLC Members of $7.5 million, and payment of $130.8 million related to the repurchase of convertible preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $3.1 million and would only require payment upon default by the primary obligor. The estimated fair value of these guarantees at September 30, 2023 was not material, and no accrual has been recorded for our potential obligation under these arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of September 30, 2023 an accrual of $0.2 million has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Class A Common Stock

The following table summarizes our repurchases of our Class A common stock during the three months ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in millions)
July 1 — July 31, 2023	—	$—	—	$—
August 1 — August 31, 2023 (1)	2,010,050	19.90	2,010,050	10.0
September 1 — September 30, 2023	—	—	—	10.0
Total	2,010,050	$19.90	2,010,050	$10.0

(1) On August 1, 2023, our board of directors approved a $50.0 million accelerated share repurchase program (the "ASR Program") to repurchase shares of our Class A common stock. Under the ASR Program, we paid a fixed amount of $50.0 million on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010,050 shares of our Class A common stock, which were retired immediately. The initial delivery of shares of our Class A common stock represented approximately 80% of the fixed amount paid of $50.0 million, which was based on the share price of our Class A common stock on the date of ASR Program execution. Under the ASR Program, we also incurred $0.4 million in associated costs, consisting primarily of legal fees and a 1% excise tax. The average price paid per share was $19.90, excluding legal fees and excise tax, for the third quarter 2023. The final average price paid per share upon final settlement of the ASR Program was $19.24, excluding legal fees and excise tax. The final number of shares repurchased by us was based on the daily volume-weighted average stock price of our Class A common stock during the duration of the ASR Program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Program agreement. On October 2, 2023, the final settlement of our ASR Program occurred, and we received an additional 588,827 shares of our Class A common stock from the third-party financial institution.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Fifth Amendment, dated as of August 3, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

10.2***

Confirmation—Issuer Forward Repurchase Transaction, between the Company and Bank of America, N.A., dated August 8, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 9, 2023).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: November 7, 2023	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)