Form 10-K
period 2023-12-31
Xponential Fitness, Inc.
filed 2024-03-04
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2023, was approximately $441.3 million.

The number of shares (in thousands) of Registrant’s Class A Common Stock and Class B Common Stock outstanding as of February 22, 2024 was 30,923 and 16,566 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business.

Overview

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”) through its principal operating subsidiary, Xponential Fitness LLC (“XPO LLC”) is the largest global franchisor of boutique fitness brands. We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states and 22 additional countries as of December 31, 2023. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

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

We carefully built the Xponential Fitness brand portfolio through a series of acquisitions, targeting select health and wellness verticals. In curating our portfolio, we identified brands with exceptional programming and a loyal consumer base which we believed would benefit from our operational expertise, franchising experience and scaled platform. With extensive industry experience, our management team and brand presidents are the driving force behind our operational excellence. We have established a proven operational model (the “Xponential Playbook”) that helps franchisees generate compelling studio economics. The key pillars of our Xponential Playbook include:

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

The Xponential Playbook is designed to help franchisees achieve compelling Average Unit Volumes (“AUVs”), strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. The smaller box format contributed to a relatively low weighted average initial franchisee investment of approximately $360,000 in 2023 and $350,000 in 2022. By utilizing the Xponential Playbook, our model is generally designed to generate, a weighted average AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 35% to 40%.

We believe our integrated platform, which supports our ten brands, is a unique competitive advantage in the boutique fitness industry and enables us to accelerate growth and enhance operating margins. Our multi-brand offering results in higher franchisee lead flow and conversion, which lowers franchisee acquisition costs. Existing franchisees also serve as an embedded pipeline for continued expansion across our brands. As a result of our scale, we benefit from greater access to real estate and favorable vendor relationships. Additionally, we leverage shared corporate services across franchise sales, real estate, supply chain, merchandising, information technology, finance, accounting and legal. As an integrated platform, we utilize technology to provide improved functionality, drive efficiency and access compelling data across our brands. Our robust digital platform, with content spanning all of our brands, is an important example of our ability to utilize our integrated platform to enhance our individual brand offerings and member retention. We also benefit from knowledge sharing and best practices across the portfolio.

As a franchisor, we benefit from multiple predictable and recurring revenue streams that enable us to scale our franchised studio base in a capital efficient manner. As of December 31, 2023, franchisees were contractually committed to open an additional 1,963 studios in North America. Converting our current pipeline of licenses sold to open studios in North America would increase our existing franchised studio base by 74%. In addition, master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,055 studios, of which master franchisees have sold 242 licenses for studios not yet opened as of December 31, 2023.

Recent Developments

Lindora Acquisition

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8,500,000. The transaction also includes up to $1,000,000 of contingent consideration which is subject to the achievement of certain milestones. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. Lindora Wellness, Inc. has owned and operated each of the Lindora Clinics in California for at least 25 years and currently owns and operates 30 Lindora Clinics in California and a single Lindora Clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness, Inc. signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness, Inc. will continue to operate its Lindora Clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements our existing brands and will help us deliver on consumers’ increasing demand for a holistic approach to health. Given the strong cashflow of the existing Lindora locations, the acquisition is anticipated to be immediately accretive on both an Average Unit Volume and an adjusted EBITDA basis.

Xponential Procurement Services Acquisition

On December 29, 2023, we entered into a Membership Interest Purchase Agreement with C&R Components, LLC (the “Seller”) whereby we acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the Seller. The aggregate purchase consideration for the acquisition was $9,930,000. The purchase price consisted of cash consideration of $3,467,000 and a promissory note with a fair value of $6,463,000 payable in two equal installments due on July 1, 2024 and July 1, 2025. XPS specializes in the custom manufacturing of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products. Prior to the acquisition we were XPS's sole customer. The acquisition contributes to the vertical integration of our product offerings to franchisees. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Divestiture of Stride brand

On February 13, 2024, we entered into an asset purchase agreement with a buyer, pursuant to which we divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and one of our stockholders. We received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265,000 payable over the next twelve months. The divestiture allows us to better focus and utilize our resources on our other brands.

The following business discussion is as of December 31, 2023 and as such does not incorporate the Lindora acquisition in January 2024 or the divestiture of the Stride brand in February 2024.

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

As the largest franchisor in the boutique fitness industry, we saw continued strong growth during the last two years. We opened 557 and 513 new studios globally during the years ended December 31, 2023 and 2022, respectively. Our member base today is approximately 60% larger than it was as of December 31, 2021.

Our Competitive Strengths

Diversified portfolio of leading boutique fitness brands.

Our portfolio of ten diversified brands spans a variety of popular fitness and wellness verticals including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. We believe that our diversification represents a significant competitive advantage in a fragmented market comprised primarily of single-brand companies focused on an individual fitness or wellness vertical. The complementary nature of our brands allows our franchised studios to be located in close proximity to one another, providing variety and convenience to both consumers and franchisees. Our brands appeal to a broad range of consumers across ages, fitness levels and demographics and are positioned at an accessible price point. The strength of our brands is highlighted by the numerous accolades they have received, with six brands (Club Pilates, Pure Barre, CycleBar, StretchLab, Row House, and YogaSix) being listed among Entrepreneur’s 2023 Franchise 500 rankings and five brands (Club Pilates, Pure Barre, StretchLab, CycleBar, and YogaSix) being listed among Entrepreneur's 2023 Fastest Growing Franchise rankings. We believe that our diversified brand offering expands our total addressable market and translates into increased use occasions for consumers, driving increased share of wallet and enhancing consumer lifetime value across our portfolio.

Market leading position with significant nationwide scale.

We are the largest boutique fitness franchisor in the United States with 2,611 studios operating across ten brands in the United States. Our Pilates, cycling and barre brands have leading market share positions within their respective verticals. These brands, Club Pilates, Pure Barre and CycleBar, were approximately eight, four and four times larger than their next largest competitors, respectively, as of December 31, 2023. As the leaders in these verticals, and as one of the few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented boutique fitness market.

We are able to leverage the popularity and reputation of existing Xponential studios to support both new studio sales to franchisees and to support franchisees’ ability to attract new customers to their studios. We believe that the continued expansion of the Xponential platform creates a network effect that reinforces our competitive position, making us increasingly attractive to potential franchisees and making studios increasingly popular with boutique fitness consumers. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with franchise agreements in 49 states and the District of Columbia as of December 31, 2023. Our geographic reach represents a material competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally when extraordinary events heavily impact specific markets.

Passionate, growing and loyal consumer base.

Our franchised studios provide differentiated and accessible boutique fitness experiences that are fun, energetic and deliver a strong sense of community, engendering loyalty and engagement with consumers. Across our system, we had a total of 51.5 million in-studio and live stream visits in 2023, an increase of 31% over the prior year. The loyalty of our consumer base is evidenced by our franchisees’ ability to grow actively paying members by 22% from December 31, 2022 to December 31, 2023, and membership visits for the quarter ended December 31, 2023 increased 27% compared to the quarter ended December 31, 2022. For the quarter ended December 31, 2023, run-rate AUVs increased 13% compared to the quarter ended December 31, 2022. We were able to deepen our consumer loyalty during the COVID-19 pandemic and the past few years through our robust digital platform offering, as well as the personal efforts of exceptional franchisees to strengthen their studio communities. Our digital platform offered over 5,700 digital workouts in our library with multiple class formats within each brand as of December 31, 2023. Over 90% of class bookings were done through the Xponential brand app in the 90 days ending December 31, 2023. As of December 31, 2023, studios had 717,000 members, of which over 649,000 were actively paying members on recurring membership packages. We launched a partnership with Apple in March 2021 that features Apple Watch integration across all of our popular fitness and wellness verticals and is designed to increase consumer engagement and retention across our franchised studios. Our franchised studios foster consumer engagement, personal accountability to achieve fitness goals and a strong sense of community, which drive repeat visits and maximize consumer lifetime value. In September 2022, through our exclusive partnership with Princess Cruises we became the first cross-modality fitness franchise to put its curated brands on a major cruise line. This partnership allows Princess passengers the opportunity to experience our brands, except for Rumble and BFT. In addition to the in-studio classes offered onboard, on-demand classes are available across Princess’ more than 23,000 staterooms on Princess’ proprietary digital content platform, OceanView. We believe that our partnership with Apple Watch and Princess Cruises will further drive excitement and enthusiasm across the Xponential consumer base, while also helping to increase membership engagement and retention.

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

We believe our asset-light franchise model drives faster system-wide unit growth, compared to a similarly capitalized corporate-owned model. As a franchisor, we have multiple highly predictable revenue streams and low ongoing capital requirements. Upon the granting of access to a license, we receive a one-time, non-refundable upfront payment from franchisees for the right to open a studio in a specific territory. This is followed by a series of contractual payments once a studio is open, many of which are recurring, including royalty fees, technology fees, merchandise sales, marketing fees and instructor and management training revenues. Approximately 75% of our revenue in 2023 and 71% of our revenue in 2022 was considered recurring, and we believe this percentage will increase as franchise royalty fees are expected to account for a greater percentage of our revenue over time.

Highly attractive and predictable studio-level economics.

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low weighted average initial franchisee investment of approximately $360,000 in 2023 and $350,000 in 2022. Our model is generally designed to generate, on average under normal conditions, a weighted average AUV of $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 35% to 40%. A studio reaches “base maturity” when it has annualized monthly revenues of approximately $400,000. Using our model, we expect this to typically occur 6-12 months after studio opening. We believe that studios typically have the opportunity to continue growing and maturing beyond that point.

We believe the continued growth of the franchisee system reflects the attractiveness of our unit economic model. In 2023 and 2022, 167 and 265 new franchisees joined our system in North America, representing a 4% and 10% increase in our franchisee base year-over-year, respectively. We believe our strong studio-level economics have contributed to our growth.

Large and expanding franchisee base with visible organic growth.

Our large number of existing licenses sold represents an embedded pipeline to support the continued growth of our business. As of December 31, 2023, on a cumulative basis since inception, we had 6,255 franchise licenses sold globally, compared to 5,450 franchise licenses sold as of December 31, 2022 on an adjusted basis to reflect historical information of the brands we have acquired. Franchisees are contractually obligated to open studios in their territories after purchasing a franchise license. In the event that franchisees are unable to meet their contractual obligations, we have the ability to resell or reassign their territory license(s) to another franchisee in the system or our franchisee pipeline. Based on our experience as a franchisor, we believe that a significant majority of our licenses sold will convert into operating studios. Accordingly, we have the potential to substantially increase our studio base through our existing licenses sold, providing us with highly visible unit growth and further increasing our already significant scale within the boutique fitness industry.

Proven and experienced management team with an entrepreneurial culture.

Our strategic vision and entrepreneurial culture are driven by our highly experienced management team, led by our Chief Executive Officer and founder, Anthony Geisler. Mr. Geisler has direct experience scaling franchised fitness brands, having previously served as the Chief Executive Officer of LA Boxing, and has worked with many members of our leadership team for several years. Our Brand Presidents are key members of our leadership team and act as the driving force behind their respective brands. Collectively, our management team fosters an entrepreneurial culture and mentality that resonates with franchisees. The strength of our management team is illustrated by the growth of the business and the recent honors that we and our brands have received, with six brands (Club Pilates, Pure Barre, CycleBar, StretchLab, Row House, and YogaSix) being listed among Entrepreneur’s 2023 Franchise 500 rankings and five brands (Club Pilates, Pure Barre, StretchLab, CycleBar, and YogaSix) being listed among Entrepreneur's 2023 Fastest Growing Franchise rankings. Our leadership team has significant experience scaling franchised fitness brands and has created a culture designed to enable our future success.

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

We have grown our franchised studio footprint in North America from 1,071 open studios across the U.S. and Canada as of December 31, 2018 to 2,651 open studios across the U.S. and Canada as of December 31, 2023, on an adjusted basis to reflect historical information of the brands we have acquired, representing a Compound Annual Growth Rate (“CAGR”) of 20%. As of December 31, 2023, we had 1,774 franchisees and licenses for 1,963 studios contractually obligated to be opened under existing franchise agreements in North America. We sold 628 licenses in 2023 compared to 806 licenses in 2022 and 787 licenses in 2021. Our track-record of successful expansion demonstrates that the experience and value offered by our brands resonate with consumers across geographies, including urban and suburban markets, ages and income levels. Our small box format and multi-brand model have enabled us to scale rapidly, as franchisees have the ability to open studios from multiple brands adjacent or in close proximity to each other, creating cross-selling opportunities and providing consumers with greater optionality. As we scale, we expect to attract multi-studio franchisees to help us accelerate our pace of growth. Franchisees provide the capital to open each studio location and we provide ongoing support.

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
•
Attract and retain consumers through our digital platform: We believe there is an opportunity to further capitalize on growing consumer demand for digital and at-home fitness solutions by enhancing system-wide capabilities that complement our in-studio offerings. Our digital platform consists of a library of branded content that we make available to our consumers across our online and mobile platforms for a monthly fee. In addition to increasing engagement and retention with our existing in-studio members, our digital platform programs enable us and franchisees to reach new consumers and generate incremental revenues without increasing overhead costs. This enables our brands to deliver high-quality fitness content and maintain strong levels of member engagement, even when studios are closed. Using the experience, knowledge and data we gathered in 2022 and 2021, we further enhanced our production studio, increased production talent and upgraded our content to more closely resemble the in-studio experience at home, so members can experience our brands at any time. Our digital platform offering currently includes all brands. Our new Xponential+ digital platform is expected to significantly enhance our member experience and further increase our brands’ reach, accessibility and subscriber engagement.

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

We are focused on expanding into territories with attractive demographics, including household income, level of education and fitness participation. We have developed strong relationships and executed master franchise agreements with master franchisees to propel our international growth. These master franchise agreements obligate master franchisees to arrange the sale of licenses to franchisees in one or more countries outside North America. As of December 31, 2023, we had 411 studios open internationally across Australia, New Zealand, Japan, Singapore, South Korea, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, and Hong Kong. Master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,055 studios, of which master franchisees have sold 242 licenses for studios not yet opened as of December 31, 2023.

Our Brands

During 2023 we had a curated a portfolio of ten brands that span a variety of popular fitness and wellness verticals, including Pilates, barre, cycling, stretching, rowing, yoga, boxing, dancing, running and functional training. With our acquisition of the Lindora Franchisor in January 2024, the Lindora brand is now part of the Xponential brand portfolio going forward. Collectively, our pre-Lindora brands offer consumers specialized and personalized workout experiences that appeal to a broad range of ages, fitness levels and demographics. Under our suggested operating model, consumers may purchase recurring monthly memberships, single classes or private one-on-one training services for each brand. We have created a robust digital platform containing over 5,700 recorded workouts that can be easily accessed at-home or on-the-go. All of our brands offer workouts that can be completed both indoors and outdoors. We have also developed XPASS, which allows consumers to participate in all of our diversified workout options while enjoying a consistent, high-quality studio experience across brands under a single monthly subscription.

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

Club Pilates

Club Pilates, founded in 2007, is the largest Pilates brand by number of studios and was approximately eight times larger than its next largest competitor as of December 31, 2023. The programming tracks Joseph Pilates’ original Reformer-based Contrology method and is modernized with group practice and sophisticated equipment. Club Pilates, our first acquisition in 2017, is fueled by the vision of making Pilates more accessible, approachable and welcoming to everyone. Our Club Pilates franchises offer consistent, high-quality Reformer-based Pilates workouts in an uplifting and supportive atmosphere. As of December 31, 2023, there were 988 operational studios and 1,641 licenses sold globally.

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

Pure Barre

Pure Barre, founded in 2001 and acquired in 2018, is the largest barre brand by number of studios and was approximately four times larger than its next largest competitor as of December 31, 2023. Pure Barre offers a range of effective, low-impact, full-body workouts for a broad range of ages and fitness levels designed to improve strength, muscle tone, agility, flexibility and balance. Pure Barre has cultivated a large and passionate consumer base through the combination of effective programing, an energetic in-studio experience and a supportive and community-oriented culture. As of December 31, 2023, there were 638 operational studios and 780 licenses sold globally.

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

CycleBar

CycleBar, founded in 2004 and acquired in 2017, is the largest indoor cycling brand by number of studios and was approximately four times larger than its next largest competitor as of December 31, 2023. It provides a variety of low-impact, high-intensity indoor cycling workouts that are inclusive for a broad range of ages and fitness levels. CycleBar offers an immersive, multi-sensory experience in state-of-the-art “CycleTheaters,” led by specially trained instructors, enhanced with high-energy “CycleBeats” playlists and tracked using rider-specific “CycleStat” performance metrics. As of December 31, 2023, there were 265 operational studios and 563 licenses sold globally.

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

StretchLab

StretchLab, founded in 2015 and acquired in 2017, is a leading assisted stretching brand. StretchLab was created to help people improve their health and wellness through customized flexibility services. It appeals to customers across a broad range of ages and fitness levels and is highly complementary to our broader brand portfolio. As of December 31, 2023, there were 467 operational studios and 976 licenses sold globally.

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

Row House

Row House, founded in 2014 and acquired in 2017, is the largest franchised indoor rowing brand by number of studios as of December 31, 2023. Row House’s class offerings incorporate personalized performance metrics, resistance training, rowing and stretching exercises to build aerobic endurance and muscular strength. The low-impact nature of rowing workouts makes Row House accessible to a broad range of consumers. Row House’s programming fosters a group fitness environment that encourages comradery and a strong sense of community, with all participants rowing in-sync. As of December 31, 2023, there were 78 operational studios and 327 licenses sold globally.

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

YogaSix

YogaSix, founded in 2011 and acquired in 2018, is the largest franchised yoga brand by number of studios as of December 31, 2023. Classes at YogaSix eliminate the intimidation factor that many people feel when trying yoga for the first time, offering a fresh perspective on one of the world’s oldest fitness practices. With modern-day yoga instruction, our diverse yoga and fitness programming includes movement and intensity to help customers achieve their fitness goals. As of December 31, 2023, there were 197 operational studios and 631 licenses sold globally.

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

Rumble

Rumble, founded in 2016 and acquired in 2021, is a boxing-based brand offering a high energy cardio workout split between boxing drills and resistance training. The Rumble experience is built around the motto that “how you fight is how you live,” pushing consumers to develop their courage, determination, focus and stamina. Rumble studios promote inclusive and positive community vibes, welcoming consumers of all fitness levels to Rumble together. The experience is a 45-minute, 10-round, full-body cardio and strength workout crafted around specially designed water-filled, teardrop-style boxing bags. In 2021, Rumble launched Rumble TV, a live and on-demand workout platform, to bring the Rumble experience home with an extensive collection of boxing, HIIT, strength and running workouts. As of December 31, 2023, there were 87 operational studios and 387 licenses sold globally.

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

AKT

AKT, founded in 2013 and acquired in 2018, is a full-body workout that combines cardio dance intervals with strength and toning that are effective and accessible for all fitness levels. Designed by celebrity trainer Anna Kaiser, AKT is fueled by positivity and a belief that movement has a powerful, lasting impact. With a high-energy atmosphere and lively music, workouts are designed to push customers to sweat, dance and burn calories. As of December 31, 2023, there were 14 operational studios and 122 licenses sold globally.

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

In December 2023, we partnered with KINRGY, a dance and fitness platform founded by Julianne Hough to launch brick-and-mortar KINRGY studio locations. Under the terms of the agreement up to three existing AKT studio locations will be rebranded and operated as KINRGY studios. KINRGY is a dance and fitness platform that powers your mind, body and energy through practices inspired by the natural elements aimed at bringing people back into balance and stability, re-ignite passion, unlock creativity and flow, and create clarity.

Stride

Stride, founded in 2017 and acquired in 2018, is a treadmill-based cardio and strength workout established to demonstrate to consumers across a broad range of ages and fitness levels that they can enjoy running. Stride offers engaging programming led by dynamic authorized trainers, with state-of-the-art equipment and energizing music. As of December 31, 2023, there were 20 operational studios and 93 licenses sold globally.

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

In February 2024, we announced the divestiture of our Stride brand.

BFT

BFT, founded in 2017 and acquired in 2021, offers community-based 50-minute functional, high-energy strength, cardio and conditioning-based classes across multiple workout programs, each designed to achieve the unique health goals of its members. Training sessions are overseen by highly qualified coaches in a dynamic group environment. As of December 31, 2023, there were 293 operational studios and 720 licenses sold globally.

There are thirteen signature BFT class formats, consisting of cardio, high intensity interval training and strength, which are programmed in specific layouts to progress members through a strength training program. BFT offers a specialized training program for BFT coaches, which includes online training, classroom and on-the-job training. Under our suggested operating model, customers may purchase monthly memberships for eight, 12 and unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,500 square feet and is designed to allow 36 people to work out together.

Our Franchise Model

Franchising Strategy

We rely on our franchising strategy to grow our brands’ global footprint in a capital efficient manner. Our franchise model leverages the local market expertise of highly motivated owners, our proven Xponential Playbook and our corporate platform. The model has enabled us to scale our system-wide studio footprint globally at a CAGR of 20% from 2021 to 2023.

As of December 31, 2023, we had sold a total of 5,496 franchise licenses on a cumulative basis since inception in North America, with approximately 17% of licenses owned by single-unit franchisees and approximately 83% of licenses owned by multi-unit franchisees. As of December 31, 2023, 55% of franchisees owned more than one license and about 94% of franchisees owned a single brand of licenses. The largest franchisee in North America owned 167 licenses, representing approximately 3% of our total franchise licenses sold in North America as of December 31, 2023.

When considering potential franchisees, we evaluate their prior experience in relationship-oriented businesses, level of hands-on involvement in their communities, financial history and available capital and financing.

Franchisee Selection Process

We created a disciplined and highly effective franchisee development program for our portfolio of brands and franchisees. The franchisee network in North America has grown rapidly from 985 franchisees as of December 31, 2018 to 1,774 franchisees as of December 31, 2023, representing a CAGR of 12%.

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

Franchise Agreements

For each of our brands’ franchised studios, we enter into a franchise agreement covering standard terms and conditions. Under our franchise agreement, we grant franchisees the right to access our brands in a designated protected area or territory after taking into account population density and demographics based on our internal and third-party analyses. The proposed location must be approved by us, and each franchisee is responsible for the selection, acquisition and development of the site from which to build the studio. Our franchise agreement requires that the franchisee operates within its designated market areas.

Our franchise agreements have an initial ten-year term. We can terminate the franchise agreement if a franchisee is in default thereunder, has failed to meet our minimum monthly gross revenue quotas or has failed to select a site for the studio that meets our approval within an indicated time period. From inception to December 31, 2023, of our licenses sold, 797 had been terminated in North America and 104 had been terminated internationally. We expect franchisees to meet and maintain minimum monthly gross revenue quotas by the first and second anniversary of their studio opening. Failure to meet these quotas for 36 consecutive months at any time during the term of the franchise agreement can result in the institution of a mandatory corrective training program or termination of the franchise agreement. We require franchisees to open their studio for regular, continuous business within a specified timeline. Within six months of the expiration of the initial ten-year term, franchisees will have the opportunity to renew for one or two additional five-year terms, subject to the terms and conditions prevailing at the time of renewal.

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

Attractive Franchisee Return Profile

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which contributed to a relatively low weighted average initial franchisee investment of approximately $360,000 in 2023 and $350,000 in 2022, including all leasehold improvements and required studio furniture, fixtures and equipment. We believe that our scale and vendor relationships enable us to offer equipment and merchandise to franchisees at a significantly lower cost than if they were to acquire it on their own. By utilizing the Xponential Playbook, our model is generally designed to generate, a weighted average AUV of approximately $500,000 in year two of operations and studio-level operating margins ranging between 25% and 30%, resulting in an unlevered cash-on-cash return of approximately 35% to 40%.

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

Studios

As of December 31, 2023, franchisees operated 2,611 studios across the U.S., 40 studios in Canada and 411 studios internationally. In 2023, franchisees opened 438 studios across North America as well as 119 studios internationally. As of December 31, 2022, franchisees operated 2,324 studios across North America and 312 studios internationally.

Operating company-owned studios is not a component of our business model. Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, however, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. While operating studios is not a component of our business model, we currently hold a small number of strategic transition studios as, on occasion, we take ownership of such studios for a limited time while facilitating the transfer of these studios to new or existing franchisees (“company-owned transition studios”). As of December 31, 2023, 2022 and 2021 we had 22, 55, and 25 company-owned transition studios, representing 0.7%, 2.1% and 1.2% of the global studio base, respectively.

The map below shows open studios by U.S. state as of December 31, 2023:

40
Canada
55
8
5
36
4
26
18
3
3
7
24
122
53
51
39
8
11
13
77
112
27
27
91
106
80
39
4
38
10
16
39
22
93
392
71
10
28
10
62
93
39
8
22
85
2
277
18
223
4

Note: The 22 company-owned transition studios are included in the count of total franchised studios. We are in the process of closing or refranchising these studios as part of the restructuring plan that started in the third quarter of 2023.

Brand	Club Pilates	Pure Barre	CycleBar	Stretch Lab	Row House	YogaSix	AKT	Stride	Rumble	BFT
Number of U.S. states	47	47	41	44	22	32	8	10	24	15

We continue to drive the international expansion of our studio base. We currently have in place master franchise and international expansion agreements that grant master franchisees the right to sell licenses to potential franchisees in 22 countries that we have targeted for near-term expansion. As of December 31, 2023, there were 411 studios open internationally, and the master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,055 studios, of which master franchisees have sold 242 licenses for studios not yet open as of December 31, 2023. As of December 31, 2023, franchisees were contractually committed to open an additional 1,963 studios in North America under existing franchise agreements.

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

Our Digital Offering

We believe there is an opportunity to capitalize on the growing consumer demand for digital and at-home fitness solutions by providing a digital platform that complements and enhances the attractiveness of our in-studio offerings. In addition to increasing engagement with and retention of our existing in-studio members, our digital platform enables us to reach new consumers in markets without a physical footprint and generate incremental revenue for both us and franchisees with limited incremental cost. As a result, our brands can deliver high-quality fitness content and maintain strong levels of member engagement both in the studio and at home. Our digital offering is available 24 hours a day, 7 days a week and delivers highly engaging live streamed and on-demand fitness classes from all of our brands. We cover the cost of production for our digital content. Pure Barre members who purchase a “LifeStyle” membership, as well as all Stretch Lab and BFT members, receive a subscription at no additional cost. Other members across our brands may purchase a digital subscription from a studio or directly from us. We receive a platform fee from franchisees for each digital subscription that is purchased from a studio.

We offer digital subscriptions on an individual brand basis, as well as an all-access package for our ten brands. Our digital platform encompasses over 5,700 digital workouts with multiple class formats within each brand, and we expect to continue to grow that content. Our digital platform is attractive for franchisees as it allows them to upsell a better value proposition to their members. It also allows us to market local studios to standalone digital members based on their geographic location. We believe that our digital platform builds significant brand awareness and enhances cross-sell opportunities across our brands and between in-studio memberships and digital subscriptions.

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

Marketing Spending

National advertising. We manage a marketing fund for franchisees, with the goal of building national awareness for our brands. We focus our marketing efforts on national advertising and media partnerships, developing and maintaining creative assets to support local sales throughout the year, and building and supporting the Xponential Fitness community via digital and social media for each of our brands. Our franchise agreements require franchisees to contribute 2% of their monthly gross sales to the marketing fund of their respective brand. Our marketing funds have enabled us to spend approximately $22.7 million, $17.3 million and $13.0 million in 2023, 2022 and 2021, respectively, to increase national awareness of our brands. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

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
•
businesses offering similar services.

The health and fitness club industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors may have greater name recognition nationally or locally or an established presence in local markets and some have corporate relationships that facilitate their acquisition of new consumers. These risks are more significant internationally, where we have a limited number of studios and brand recognition. Please also see “Business - Our Competitive Strengths.”

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

Our competition continues to increase as we expand into new markets and add studios in existing markets. See “Risk Factors — Risks Related to our Business and Industry — We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.”

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

Vendors arrange for delivery of products and services either directly to our warehouse or to franchisee studios. We continually re-evaluate our supplier relationships to ensure we and our franchisees obtain competitive pricing and high-quality equipment, merchandise and other items.

Employees

As of December 31, 2023, we had approximately 470 employees at our corporate headquarters, of which approximately 180 were part-time employees. We also had approximately 220 employees at our company-owned transition studios as of December 31, 2023, of which approximately 200 were part-time employees. None of our employees are represented by labor unions, and we believe we have a good relationship with our employees.

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

Intellectual Property

At December 31, 2023, we own approximately 78 registered trademarks and service marks in the United States and approximately 391 registered trademarks and service marks in other countries, including “Xponential,” “Pure Barre,” “StretchLab,” “Row House,” “YogaSix,” “Club Pilates,” “CycleBar,” “Rumble,” “AKT,” “Stride” and “BFT.” We believe the Xponential name, and the marks associated with our ten brands are of value and are important to our business. Accordingly, as a general policy, we pursue registration of our marks in the United States and select international jurisdictions, monitor the use of our marks in the United States and internationally and oppose any unauthorized use of our marks.

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

Government Regulation

We and our franchisees are subject to various federal, state, provincial and local laws and regulations affecting our business.

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the U.S. Federal Trade Commission (the “FTC”), that regulates the offer and sale of franchises in the United States and requires us to provide to all prospective franchisees certain mandatory disclosure in a Franchise Disclosure Document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 20 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees.

We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in at least 21 U.S. states and territories that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. In addition, we and franchisees may also be subject to laws in other foreign countries where we or they do business.

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

Lindora

With our acquisition of the Lindora Franchisor in January 2024, our and the Lindora franchisee’s ability to conduct business in particular U.S. states is directly dependent upon the applicable laws, regulation and guidance governing the practice of medicine, practice of nursing and healthcare delivery in general, all of which are governed by various federal, state and local regulatory bodies, including, for example, state boards of medicine, state boards of nursing, state attorney generals and departments of health. Such applicable laws, regulations and guidance are subject to changing political, regulatory, and other influences, and vary by state. While we do not provide services that constitute the practice of medicine, Lindora franchisees arrange for the provision of medical and wellness services at Lindora franchise locations. The extent to which a U.S. state considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by medical boards and state attorneys general, among others. Additionally, comprehensive statutes and regulations govern the manner in which we and Lindora franchisees provide services, our and Lindora franchisees’ contractual relationships with healthcare providers, vendors, and consumers, our and Lindora franchisees’ marketing activities and other aspects of operations. Of particular importance are state anti-kickback, and fee-splitting laws, state laws regarding patient brokering and marketing, and laws regarding the licensure of healthcare professionals.

In a regulatory climate that is uncertain, our and Lindora franchisees’ operations may in the future be subject to direct and indirect adoption, expansion, or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us or Lindora franchisees to change practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition and results of operations. We have identified what we believe are the areas of government regulation that, if changed, would be costly to us and Lindora franchisees. These areas include: rules governing the practice of medicine by physicians; licensure standards for doctors, advanced practice registered nurses, nurses, and other health professionals; laws limiting the corporate practice of medicine; laws related to the licensure of health care facilities; and cybersecurity and privacy laws. There could be laws and regulations applicable to our and the Lindora franchisees’ business that we have not identified or that, if changed, may be costly to us or a Lindora franchisee, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of the products or services offered by Lindora franchisees from being offered to consumers, and could adversely affect our and Lindora franchisees’ business, financial condition and results of operations.

Our Organizational Structure

The Company was formed as a Delaware corporation on January 14, 2020. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 65% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “XPOF”.

Available information

Our website address is www.xponential.com, and our investor relations website is located at http://investor.xponential.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the “SEC”). We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risk Factor Summary

•
Our financial results are affected by the financial results of master franchisees and franchisees.
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
•
Franchisees have and could in the future take actions that harm our business.
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
•
We are subject to an SEC investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
•
We, master franchisees and franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.
•
We rely heavily on information systems provided by a single provider.
•
We, master franchisees, franchisees or our third-party service providers may fail to properly maintain the confidentiality and integrity of our customer personal data.
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
•
We are a holding company, and depend upon distributions from our subsidiary, XPO Holdings, to pay dividends, if any, and taxes, make payments under the tax receivable agreement (the “TRA”) and pay other expenses.
•
In certain circumstances, XPO Holdings will be required to make substantial distributions to us and the other holders of limited liability company units (the “LLC Units”).
•
Continuing Pre-IPO LLC Members hold significant voting power and their interests in our business may be different than yours.
•
We will be required to pay the TRA parties for certain tax benefits we may receive, and the amounts we may pay could be significant.
•
Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock or limit our stockholders' ability to obtain a favorable judicial forum.
•
Our major stockholders may pursue corporate opportunities that could present conflicts with our and our other stockholders’ interests.
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
•
The trading price of our Class A common stock has been and may continue to be volatile, and the value of your investment could decline.
•
We have in the past and may in the future be subject to short selling strategies.
•
Failure to comply with anti-corruption and anti-money laundering laws or similar laws and regulations could subject us to penalties and other adverse consequences.
•
We may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan or the expected charges may be greater than expected, any of which could negatively impact our business.

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

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2023, we had 2,651 open studios in North America and master franchisees with 411 studios operating internationally. Negative economic conditions, including inflation and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

Our growth strategy also relies on our and master franchisees’ ability to identify, recruit and enter into agreements with a sufficient number of qualified franchisees. In addition, our franchisees’ ability to successfully open and operate studios in new markets may be adversely affected by a lack of awareness or acceptance of our brands and a lack of existing marketing efforts and operational execution in these new markets. To the extent that we and franchisees are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brands in new markets, franchisees’ studios in these new markets may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees of new studios may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate operating history and brand familiarity. New studios may not be successful or same store sales may not increase at historical rates, which could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of December 31, 2023, we had 1,963 studios in North America contractually obligated to be opened under existing franchise agreements and 1,055 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened, on an adjusted basis to reflect historical information of brands we have acquired. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From inception to December 31, 2023, 797 licenses had been terminated in North America and 104 had been terminated internationally. We expect that terminations may increase over time, however, the timing and number of such terminations is unknown. Of the franchisees that entered into the system in 2021 or later and opened their first studio in 2023 on average it took approximately 15.0 months from signing the franchise agreement to open a studio. However, the historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

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

We currently have franchised studios in Canada, and under master franchise agreements in Australia, New Zealand, Japan, Singapore, South Korea, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, and Hong Kong and have entered into international expansion agreements in Austria, Saudi Arabia, Switzerland, Ireland, France, Qatar, Malaysia and The Netherlands, and we plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Growing our international presence may also increase our risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

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

We have experienced operating losses in the past and may experience operating losses in the future. For example, we had a net loss of $1.7 million for the year ended December 31, 2023 and a net loss of $51.4 million for the year ended December 31, 2021, and we cannot be certain that we will achieve or maintain profitability and may incur operating losses in the future. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we may not be able to maintain profitability.

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

We have studio locations throughout the U.S. and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states and the District of Columbia, Canada, and under master franchise agreements in Australia, New Zealand, Japan, Singapore, South Korea, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, and Hong Kong and have entered into international expansion agreements in Austria, Saudi Arabia, Switzerland, Ireland, France, Qatar, Malaysia and The Netherlands, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

New brands or services that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We acquired StretchLab in November 2017, Row House in December 2017, AKT in March 2018, YogaSix in July 2018, Stride in December 2018, Rumble in March 2021, BFT in October 2021, and Lindora in January 2024. We launched our digital platform offerings in 2019 and XPASS in 2021. We may launch additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful. If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Franchisees have and could in the future take actions that harm our business.

Franchisees are contractually obligated to operate their studios in accordance with the operational, safety and health standards set forth in our agreements with them. Franchisees are independent third parties and their actions are outside of our control. In addition, we cannot be certain that franchisees will have the business acumen or financial resources necessary to operate successful franchises, and certain state franchise laws may limit our ability to terminate or modify our franchise agreements with them. Franchisees own, operate and oversee the daily operations of their studios, and their employees and independent contractors are not our employees or independent contractors. As a result, the ultimate success and quality of any studio rests with the franchisee. If franchisees do not operate their studios in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us have and could be in the future adversely affected and the image of our brands and our reputation has been and could be in the future harmed, which in turn could adversely affect our business, results of operations, cash flows and financial condition. Furthermore, we have and could in the future have disputes with franchisees that have and could in the future damage the image of our brands, our reputation and our relationships with franchisees.

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

Our investments in underperforming studios have been and may be unsuccessful, which could adversely affect our business, results of operations, cash flows and financial condition.

From time to time, we have taken ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. In the third quarter of 2023, we announced a restructuring plan that involves exiting company-owned transition studios. As a result, the number of company-owned transition studios has decreased from the prior year. As of December 31, 2023, we had ownership of 22 such studios, compared to 55 studios as of December 31, 2022. There is no guarantee that we will be successful in improving the operating results of the remaining company-owned transition studios or exiting them in a timely manner. If the costs of operating the studio are greater than expected, the studio is otherwise unattractive due to its location or otherwise or we are required to operate the studio for an extended period of time, our business, results of operations, cash flows and financial condition may be adversely affected. There can be no assurance that our refranchising efforts or efforts to exit the studios will be successful, and failure to do so may increase our cost of operation. In addition, our operation of studios may also have the effect of heightening many of the other risks for us described in this “Risk Factors” section that are related to the franchisee’s operation of its studios, such as those relating to our ability to attract and retain members, health and safety risks to our members, loss of key employees and changes in consumer preferences.

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

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the FTC, which regulates the offer and sale of franchises in the United States and its territories and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 20 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees. We are subject to franchise sales laws in six provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. Our failure to comply with such franchise sales laws may result in a franchisee’s right to rescind its franchise agreement and damages and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in at least 21 U.S. states and territories that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws may result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. In addition, in certain states under certain circumstances, such as allegations of fraud, we may be temporarily prevented from offering or selling franchises until either our annual FDD filing, or any amendment to our FDD filing, is accepted by the relevant regulatory agency. Our non-compliance with franchise sales laws or franchise relationship laws could result in our liability to franchisees and regulatory authorities as described above, our inability to enforce our franchise agreements, inability to sell licenses and a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

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

In January 2024 we have acquired a weight loss and wellness brand which is subject to healthcare and related laws.

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), which grants franchises for wellness clinics that offer a variety of medical and non-medical products and services currently including weight loss and wellness plans and medications, snack and nutritional supplements, hormone replacement therapy, IV therapies, laser treatments and related products and services (“Lindora Clinics”). We completed the acquisition of the Lindora Franchisor in January 2024.

Prior to the acquisition, the Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. which owned and operated each of the Lindora Clinics in California for at least 25 years and will continue to do so as a franchisee of the Lindora Franchisor. After the acquisition, each franchisee of a Lindora Clinic is required to enter into a management services agreement pursuant to which it provides non-medical management services to an affiliated medical practice that provides or arranges for the provision of the medical services provided by licensed physicians and other non-physician clinicians in the Lindora Clinic.

The services provided in each Lindora Clinic, including the provision of weight loss products and services and other medical services, are regulated by federal, state and local laws, rules and regulations including, without limitation, (i) state corporate practice of medicine laws; (ii) laws pertaining to the practice of medicine and/or nursing; (iii) laws governing medical weight management practice; (iv) laws governing the privacy and security of personally identifiable information, protected health information, or other information generated in the course of providing or paying for healthcare services, including HIPAA; (v) applicable state anti-kickback, patient inducement, self-referral, and fee splitting laws; (vi) telemedicine laws and regulations; (vii) laws and regulations pertaining to medical devices and related healthcare equipment; (viii) laws and regulations pertaining to health and wellness centers, including requirements applicable to membership programs; (ix) laws and regulations pertaining to cosmetology/esthetic services; (x) laws regulating the prescribing, compounding, marketing, administering, packaging, and sale of peptides, medications, and other controlled substances; (xi) laws relating to the licensure of music played in the Lindora Clinic; (xii) state and federal employment laws; and (xiii) laws relating to advertising or marketing of healthcare products or services. Franchisees of the Lindora Franchisor will be responsible for complying with these laws in connection with the operation of their Lindora Clinics, and their failure to do so could disrupt their operations which would, in turn, disrupt the Lindora Franchisor's royalty and other revenue streams and its future sale of franchises for Lindora Clinics, and could result in claims asserted against the Lindora Franchisor and its related parties from clients receiving those services, state and federal regulators, and franchisees of the Lindora Clinics.

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

We are subject to an SEC investigation which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

On December 11, 2023, we filed a Form 8-K stating that on December 5, 2023 we were contacted by the SEC, requesting that we provide it with certain documents. We intend to cooperate fully with the SEC in this matter. We cannot predict or provide any assurance as to the timing, outcome or consequences of the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and the SEC could impose other sanctions against us or against our current and former officers and directors. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. In addition, our board of directors, management and employees may expend a substantial amount of time on the SEC investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations.

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

We and franchisees in North America rely heavily on information systems provided by ClubReady, LLC (“ClubReady”), including the point-of-sale processing systems in our franchised studios and other information systems managed by ClubReady, to interact with franchisees and customers and to collect and maintain customer information or other personally identifiable information, including for the operation of studios, collection of cash, management of our equipment supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our and franchisees’ ability to efficiently and effectively manage studios depends significantly on the reliability and capacity of these systems, and any potential failure of ClubReady to provide quality uninterrupted service is beyond our and franchisees' control. We have previously experienced a dispute with ClubReady and while that dispute has been resolved amicably, there is no guarantee a dispute will not arise in the future.

Franchisees outside of North America also rely on information systems provided by third parties, and any disruption in such information systems could negatively impact such franchisees' operations, including sales at franchised studios.

Our and franchisees’ operations depend upon our and their ability, as well as the ability of third-party service providers to protect our and their computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, denial-of-service attacks and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, a breach in security of these systems or other unanticipated problems could result in interruptions to or delays in our business and customer service and reduce efficiency in our operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems, as well as transitions from one service provider to another, may cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our, franchisees’ or our third-party service providers’ information systems fail and the back-up or disaster recovery plans are not adequate to address such failures, our revenue could be reduced and the image of our brands and our reputation could be materially adversely affected. If we need to move to a different third-party system, our operations could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures.

If we, master franchisees, franchisees or our third-party service providers fail to properly maintain the confidentiality and integrity of our data, including customer credit, debit card and bank account information and other personally identifiable information, we could incur significant liability or become subject to costly litigation and our reputation and business could be materially and adversely affected.

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

The U.S. federal government and various state and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018, November 2019, and October 2023, and it is possible that further amendments will be enacted, but even in its current format, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. There are many other state-based data privacy and security laws and regulations that may impact our business, including two laws that became effective in 2023; the Colorado Privacy Act and the Virginia Consumer Data Protection Act. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, results of operations, cash flows and financial condition. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

As we expand internationally, we may become subject to additional data privacy laws and regulations, including the European Union’s General Data Protection Regulation (the “EU GDPR”), which went into effect in May 2018, the UK General Data Protection Regulation and the United Kingdom's Data Protection Act 2018 (the “UK GDPR” and, together with the EU GDPR, the “GDPR”). The UK GDPR is likely to be subject to divergence from the EU GDPR over time. The GDPR imposes onerous disclosure and compliance obligations relating to the collection, processing, retention and sharing of personal data, and requirements to demonstrate compliance with such obligations.

If our, master franchisees’, franchisees’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros/17.5 million Pounds or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. In addition, we may be subject to evolving European laws on cookies and e-marketing, under which consent is required for the placement of cookies and similar technologies on a customer's device and for direct electronic marketing. Recent European court decisions and regulators' recent guidance are driving increased attention to cookies and tracking technologies and the online behavioral advertising ecosystem. This may lead to costs, require system changes and limit the effectiveness of our marketing activities. Given the EU GDPR and UK GDPR are separate regimes, fines could arise under each in respect of a single incident, to the extent it affects EEA and UK personal data. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we may be required to devote significant resources to understanding and complying with this changing landscape.

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

We obtain, and require franchisees to obtain, certain music licenses in connection with our digital platform, for use during classes and for ambiance in our and our franchisees’ studios. In some cases, we require franchisees to license rights to music included on specific playlists that we provide. If we or franchisees fail to comply with any of the obligations under such license agreements, we or franchisees may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us and franchisees to lose valuable rights and could negatively affect our operations. Our business would suffer if any current or future licenses expire or if we or franchisees are unable to enter into necessary licenses on acceptable terms. In addition, the royalties and other fees payable by us and franchisees under these agreements could increase in the future, which could negatively affect our business.

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

We also use social media platforms as marketing tools. For example, we maintain Facebook, Instagram and Twitter accounts for us and each of our brands. As laws and regulations rapidly evolve to govern the use of these platforms and media, the failure by us, our employees, franchisees or third parties acting at our direction to abide by applicable laws and regulations in media could adversely impact our and franchisees’ business, results of operations, cash flows and financial condition or subject us to fines or other penalties.

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

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our trademarks, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. We recorded goodwill impairments of $4.2 million related to our Stride and Row House brands as well as $2.6 million related to Rumble for held for sale studios in 2023 and $3.4 million related to our AKT brand in 2022. In addition, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have incurred substantial indebtedness which could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2023, we had total indebtedness of $328.5 million.

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

As a result of pandemics such as COVID-19 and change in inflation rates, consumers may be reluctant to participate in in-person fitness classes even after governmental orders and advisories are lifted and may be particularly reluctant to participate in our brands’ offerings given the small indoor spaces in which our studios operate. Moreover, consumers have been adopting in-home fitness solutions, a trend which accelerated during the COVID-19 pandemic. This trend may reduce the number of times consumers participate in in-person fitness classes in studios. Decreased consumer demand due to a general shift in consumer behavior would have an adverse impact on our and franchisees’ business, financial condition and results of operations, and if future variants continue to emerge and governments impose restrictions on economic activities, we may not be able to maintain our current active membership and demand levels.

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

The Convertible Preferred ranks senior to the Class A common Stock. Accordingly, in the event of our liquidation or dissolution in bankruptcy or otherwise, the holders of the Convertible Preferred would receive their liquidation preference (initially $200 million and increasing over time with respect to accrued and unpaid dividends, if any, less repurchases) prior to any distribution being available to holders of our Class A common stock.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 65% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 65% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

Upon the completion of the IPO, we entered into a TRA, pursuant to which we are generally required to pay to the Continuing Pre-IPO LLC Members, the owners of the Blocker Companies and any future party to the TRA (the “TRA parties”) in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of (i) certain favorable tax attributes we acquired from the Blocker Companies in the Mergers (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (ii) increases in our allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution, the Class A-5 Unit Redemption, and the purchase of LLC Units from Continuing Pre-IPO LLC Members in the IPO, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members, and (z) certain payments made under the TRA, and (iii) deductions in respect of interest under the TRA. These payment obligations are obligations of XPO Fitness, Inc. and not of XPO Holdings.

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

These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

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

Directors, officers, stockholders and affiliates of the Preferred Investors and Snapdragon Capital Partners may pursue corporate opportunities independent of us that could present conflicts with our and our other stockholders’ interests.

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

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the vesting of restricted stock units, or shares of our authorized but unissued preferred stock. Issuances of Class A common stock, Class B common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our Class A common stock.

Short sellers have in the past and may attempt in the future to drive down the market price of our Class A common stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts.

These short seller attacks have, in the past, led to selling of our shares in the market. For example, in the second quarter of 2023, the trading price of our Class A common stock declined following the release of a short-seller “research report.” Further, these short seller publications are not reviewed by any governmental, self-regulatory organization or other official authority in the U.S. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including shareholder suits against the company that may be prompted by such allegations. In addition, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming and could divert management’s attention from our day-to-day operations. Even if such allegations are ultimately proven to be groundless, allegations against us could negatively impact the market price of our Class A common stock and our business operations.

The trading price of our Class A common stock has been and may continue to be volatile, and the value of your investment could decline.

The trading price of our Class A common stock has historically been and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, forward-looking statements related to future revenue, adjusted EBITDA, earnings per share, changes or decreases in our growth rate, studio openings, same stores sales, ratings changes by securities analysts, litigation, actual or anticipated changes or fluctuations in our results of operations, regulatory developments, repurchases of our Class A common stock, departures of key executives, major catastrophic events, macroeconomic factors including inflation and interest rate fluctuations and other broad market and industry fluctuations.

The market price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us, or where actual financial results do not meet the expectations set by industry analysts or other market participants. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

On February 9, 2024, a federal securities class action lawsuit was filed against us and certain of our officers in the United States District Court for the Central District of California. The complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging misstatements and/or omissions in certain of our financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We intend to vigorously defend against these lawsuits, but there can be no assurance that we will be successful in any defense. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our business, financial condition, results of operation, cash flows and reputation. Any unfavorable outcome could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

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

We currently have franchised studios in Canada, and under master franchise agreements in Australia, New Zealand, Japan, Singapore, South Korea, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, and Hong Kong and have entered into international expansion agreements in Austria, Saudi Arabia, Switzerland, Ireland, France, Qatar, Malaysia and The Netherlands, and we plan to continue to grow internationally. As we operate and expand globally, we may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other applicable anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, franchisees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition.

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

We may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan or the expected charges may be greater than expected, any of which could negatively impact our business.

In the third quarter of 2023, we announced a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. Such restructuring activities may divert management's attention from our core business, increase expenses on a short-term basis and lead to potential disputes with the employees, customers or suppliers of the affected studios. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, including payments for lease terminations, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed a framework designed to safeguard our organization's digital assets from threats and vulnerabilities. It involves a systematic approach of identifying, assessing, and mitigating risks associated with our technology systems, data, and operations. Key components of this include assessments of vulnerabilities, establishing security controls and policies, training employees, and having a well-defined incident response plan. Regular testing, compliance adherence, resource allocation, and continuous monitoring are also crucial to keeping our environment secure. We take a proactive approach, aiming to mitigate risk, protect sensitive information, and ensure the resilience of our digital infrastructure from cyber threats. We engage consultants or other third parties in conducting periodic assessments and testing of our policies, standards, processes, and practices.

Material risks are those that have the potential to cause substantial harm or financial loss. Our approach involves a targeted strategy to protect critical data, systems, and infrastructure against cybersecurity challenges including cyber threats, data breaches, or regulatory compliance issues.

Third-party risk mitigation in cybersecurity is a crucial aspect of safeguarding our digital assets and ensuring data integrity and privacy. We monitor and manage the potential vulnerabilities and security gaps that can arise when working with external vendors, partners, or suppliers who have access to sensitive information or systems. We assess the cybersecurity practices of our third parties by evaluating their compliance with security standards. Evaluating third-party compliance helps us mitigate the risks of data breaches or security incidents originating from external sources, ultimately safeguarding our reputation, legal compliance, and overall cybersecurity posture.

We believe that the risks from cybersecurity threats, including as a result of any previous cybersecurity events, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business, results of operations, cash flows and financial condition.

Governance

The audit committee of our board of directors has primary responsibility for overseeing our risk management process relating to cybersecurity, which includes risks arising from cybersecurity threats.

The Vice President of Information Technology works together with our board of directors, audit committee, and members of executive management (“Cybersecurity Team”) to set the strategic digital landscape. The Cybersecurity Team provides strategic guidance and oversight to ensure our cybersecurity posture is robust and aligned with our overall objectives. The Cybersecurity Team does this by establishing cybersecurity policies and setting risk tolerance levels, approving budgets for security initiatives, and ensuring compliance with relevant regulations and standards. The Cybersecurity Team engages in regular discussions regarding incident response strategies to assess the preparedness for cyber threats and continually evaluates our incident response plans. The Incident Response Team (“IRT”) is led by the Vice President of Information Technology, who is the overall incident response coordinator. The IRT works together with our President to assess risk and materiality of an incident and engage members of Cybersecurity Team as needed.

Through ongoing communications with these teams, the Vice President of Information Technology and the Cybersecurity Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the board of directors and the audit committee when appropriate.

Our Vice President of Information Technology’s experience includes various roles in information technology and information security for over 15 years. Members of the Cybersecurity Team each hold undergraduate and, in some cases, graduate degrees in their respective fields, and each have experience managing risk at the Company or at similar companies, and assessing cybersecurity threats.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California, where we lease approximately 40,000 square feet of office space pursuant to a lease agreement which expires in 2032. We lease approximately 6,800 square feet for our digital platform production studio. Prior to September 2022, we leased our digital platform production studio from Von Karman Production LLC, which was owned by Mr. Geisler, our Chief Executive Officer and founder. In September 2022, Mr. Geisler sold the building to an unaffiliated third party. The Company entered into a building lease with the new owner, which expires in 2027. We also lease two Club Pilates training locations, one in Atlanta, Georgia and one in Costa Mesa, California. These leases expire in October 2024 and November 2025, respectively. In addition, we also lease approximately 55,000 square feet of warehouse space in Tustin, CA, which lease expires in 2027. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

We operated 22 company-owned transition studios in leased properties as of December 31, 2023. We are actively seeking to refranchise or close company-owned transition studios under our restructuring plan that started in the third quarter of 2023. We are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded, including for company-owned transition studios that have ceased operations prior to December 31, 2023. See Note 9 of Notes to Consolidated Financial Statements for additional information related to our existing lease obligations as of December 31, 2023.

Our franchisees own studios or directly lease from a third-party. We have not historically owned or entered into leases for franchise studios and generally do not guarantee franchisees’ lease agreements, although, we have done so in certain instances and may do so from time to time.

Item 3. Legal Proceedings.

The information set forth in Note 17 “Contingencies and Litigation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “XPOF.”

Holders of Record

As of February 22, 2024, there were 56 holders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 22, 2024, there were 17 holders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company or former owners of businesses we acquired, and there is no public market for these shares.

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

Repurchases of Class A Common Stock

The following table summarizes our repurchases of our Class A common stock during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in millions)
October 1 — October 31, 2023 (1)	588,827	$16.98	588,827	$—
November 1 — November 30, 2023	—	—	—	—
December 1 — December 31, 2023	—	—	—	—
Total	588,827	$16.98	588,827	$—

(1) On August 1, 2023, our board of directors approved a $50.0 million accelerated share repurchase program (the “ASR Program”) to repurchase shares of our Class A common stock. Under the ASR Program, we paid a fixed amount of $50.0 million on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010,050 shares of our Class A common stock, which were retired immediately. The initial delivery of shares of our Class A common stock represented approximately 80% of the fixed amount paid of $50.0 million, which was based on the share price of our Class A common stock on the date of ASR Program execution. Under the ASR Program, we also incurred $0.4 million in associated costs, consisting primarily of legal fees and a 1% excise tax. On October 2, 2023, the final settlement of our ASR Program occurred, and we received an additional 588,827 shares of our Class A common stock from the third-party financial institution. The average price paid per share was $16.98, excluding legal fees and excise tax, for the fourth quarter 2023. The final average price paid per share upon final settlement for the entire ASR Program was $19.24, excluding legal fees and excise tax. The final number of shares repurchased by us was based on the daily volume-weighted average stock price of our Class A common stock during the duration of the ASR Program, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Program agreement.

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company” or “XPO Inc.” “we”, “us,” and “our”), is the largest global franchisor of boutique fitness brands. On July 23, 2021, the Company completed an initial public offering (“IPO”) of 10,000,000 shares of Class A common stock at an initial public offering price of $12.00 per share. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 65% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). Information for any period prior to July 23, 2021 relates to XPO LLC.

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, running, functional training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states and 22 additional countries as of December 31, 2023. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Stride, a treadmill-based cardio and strength training concept; Rumble, a boxing-inspired full-body workout; and BFT, a functional training and strength-based program.

As of December 31, 2023, 2,651 studios were open in North America, and franchisees were contractually committed to open an additional 1,963 studios under existing franchise agreements. In addition, as of December 31, 2023, we had 411 studios open internationally, and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,055 new studios, of which master franchisees have sold 242 licenses for studios not yet opened as of December 31, 2023.

In the years ended December 31, 2023, 2022 and 2021, we generated revenue outside the United States of $13.4 million, $12.8 million, and $2.7 million, respectively. As of December 31, 2023 and 2022, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Lindora Acquisition

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8.5 million. The transaction also includes up to $1.0 million of contingent consideration which is subject to the achievement of certain milestones. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. Lindora Wellness, Inc. has owned and operated each of the Lindora Clinics in California for at least 25 years and currently owns and operates 30 Lindora Clinics in California and a single Lindora Clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness, Inc. signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness, Inc. will continue to operate its Lindora Clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements our existing brands and will help us deliver on consumers’ increasing demand for a holistic approach to health. Given the strong cashflow of the existing Lindora locations, the acquisition is anticipated to be immediately accretive on both an Average Unit Volume (“AUV”) and an adjusted EBITDA basis.

Xponential Procurement Services Acquisition

On December 29, 2023, we entered into a Membership Interest Purchase Agreement with C&R Components, LLC (the “Seller”) whereby we acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the Seller. The aggregate purchase consideration for the acquisition was $9.9 million. The purchase price consisted of cash consideration of $3.5 million and a promissory note with a fair value of approximately $6.4 million payable in two equal installments due on July 1, 2024 and July 1, 2025. XPS specializes in the custom manufacturing of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products. Prior to the acquisition we were XPS's sole customer. The acquisition expands our product offerings to our franchisees. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Divestiture of Stride brand

On February 13, 2024, we entered into an asset purchase agreement with a buyer, pursuant to which we divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and one of our stockholders. We received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $0.3 million payable over the next twelve months. The divestiture allows us to better focus and utilize our resources on our other brands.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024, however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements, and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the year ended December 31, 2023, we recognized total restructuring charges of $13.8 million, net of gains, primarily for write off of abandoned right-of-use assets, contract termination and other associated costs, loss on lease terminations and sale or disposal of assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2024 totaling approximately $23.0 million to $27.0 million, for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2024.

Once completed we estimate annualized gross savings of approximately $13.0 million to $15.0 million under the restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described above under “Risk Factors”, we believe that the most significant factors affecting our results of operations include:

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

The following table sets forth the total number of operating studios in North America for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Franchisee-owned studios:
Studios operated at beginning of period	2,269	1,925	1,669
New studio openings	438	366	240
Refranchised studios (1)	79	21	52
Defranchised studios (2)	(68)	(41)	(37)
Studios no longer operating	(89)	(2)	1
Studios operated at end of period	2,629	2,269	1,925

Company-owned transition studios:
Studios operated at beginning of period	55	25	39
New studio openings	—	10	1
Franchise acquisitions (2)	68	41	37
Refranchised studios(1)	(79)	(21)	(52)
Studios no longer operating	(22)	—	—
Studios operated at end of period	22	55	25

Total Studios:
Studios operated at beginning of period	2,324	1,950	1,708
New studio openings	438	376	241
Studios no longer operating	(111)	(2)	1
Studios operated at end of period	2,651	2,324	1,950

Studios contributing to AUV
Operating studios (end of period)	2,651	2,324	1,950
Studios no longer operating but generated sales in the period	88	—	—
Less: studios less than 6 months old	(354)	(299)	(187)
Less: non-traditional studio locations	(18)	(3)	—
Less: studios with no sales in the period	(14)	(8)	(4)
Total	2,353	2,014	1,759

Studios contributing to same store sales
Operating studios (end of period)	2,651	2,324	1,950
Studios no longer operating but generated sales in the period	76	1	1
Less: studios less than 13 months old	(498)	(403)	(252)
Less: non-traditional studio locations	(10)	—	—
Less: studios without 13 months of consecutive sales	(13)	(17)	(39)
Total	2,206	1,905	1,660
(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(2)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Total Studios
Studios operated at beginning of period	312	176	82
New studio openings	119	137	94
Studios no longer operating	(20)	(1)	—
Studios operated at end of period	411	312	176

The following table sets forth the total number of operating studios globally for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Total Studios
Studios operated at beginning of period	2,636	2,126	1,790
New studio openings	557	513	335
Studios no longer operating	(131)	(3)	1
Studios operated at end of period	3,062	2,636	2,126

The following table sets forth our key performance indicators for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
System-wide sales	$1,400,335	$1,033,240	$709,657
Number of new studio openings globally, gross	557	513	335
Number of studios operating globally (cumulative total as of period end)	3,062	2,636	2,126
Number of licenses sold globally (cumulative total as of period end)(1)	6,255	5,450	4,424
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,055	1,094	956
AUV (LTM as of period end)	$596	$494	$394
Quarterly AUV (run rate)	$590	$522	$446
Same store sales	16%	25%	41%

(1)
Global franchise licenses sold are presented gross of terminations.

The following tables present additional information related to our studio and license key performance indicators for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023
	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,324	312	2,636
New studio openings, net	327	99	426
Studios operating at end of period	2,651	411	3,062
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,868	582	5,450
New franchise license sales	628	177	805
Franchise licenses sold (total end of period)	5,496	759	6,255

Studios Obligated to Open Internationally under MFAs:	December 31, 2023
Gross studios obligated to open under MFAs		1,451
Less: studios opened under MFAs		396
Remaining studios obligated to open under MFAs		1,055
Licenses sold by master franchisees, net (2)		242

	Year Ended December 31,
	2022
	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	1,950	176	2,126
New studio openings, net	374	136	510
Studios operating at end of period	2,324	312	2,636
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	4,062	362	4,424
New franchise license sales	806	220	1,026
Franchise licenses sold (total end of period)	4,868	582	5,450

Studios Obligated to Open Internationally under MFAs:	December 31, 2022
Gross studios obligated to open under MFAs		1,406
Less: studios opened under MFAs		312
Remaining studios obligated to open under MFAs		1,094
Licenses sold by master franchisees, net (2)		236

	Year Ended December 31,
	2021
	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	1,708	82	1,790
New studio openings, net	242	94	336
Studios operating at end of period	1,950	176	2,126
Franchise Licenses Sold: (1)
Franchise licenses sold (total beginning of period)	3,275	194	3,469
New franchise license sales	787	168	955
Franchise licenses sold (total end of period)	4,062	362	4,424

Studios Obligated to Open Internationally under MFAs:	December 31, 2021
Gross studios obligated to open under MFAs		1,132
Less: studios opened under MFAs		176
Remaining studios obligated to open under MFAs		956
Licenses sold by master franchisees, net (2)		184
(1)
Global franchise licenses sold are presented gross of terminations.
(2)
Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

All metrics above are presented on an adjusted basis to reflect historical information of Rumble and BFT prior to the acquisition by the Company in March and October 2021, respectively. All references to these metrics in this Form 10-K use this same basis of reporting.

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

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 33 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses sold is a useful indicator of the number of studios that have opened and that are expected to open in the future, which management reviews in order to monitor and forecast our revenue streams. Of the franchisees that entered into the system in 2021 or later and opened their first studio in 2023 on average it took approximately 15.0 months from signing the franchise agreement to open a studio. Of the franchisees that entered into the system in 2021 or later and opened their first studio in 2022, on average it took approximately 10.5 months from signing the franchise agreement to open a studio. Management also reviews the number of licenses sold globally and the number of licenses contractually obligated to open internationally in order to help forecast studio growth and system-wide sales.

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

Results of Operations

The following table presents our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Revenue, net:
Franchise revenue	$143,615	$115,286	$74,459
Equipment revenue	56,454	43,461	22,583
Merchandise revenue	34,146	27,073	20,140
Franchise marketing fund revenue	27,292	20,384	13,623
Other service revenue	57,153	38,750	24,274
Total revenue, net	318,660	244,954	155,079
Operating costs and expenses:
Costs of product revenue	57,979	47,220	28,550
Costs of franchise and service revenue	15,911	18,447	12,716
Selling, general and administrative expenses	166,828	125,452	94,017
Impairment of goodwill and other assets	16,667	3,656	781
Depreciation and amortization	16,883	15,315	10,172
Marketing fund expense	22,683	17,290	13,044
Acquisition and transaction expenses (income)	(17,964)	2,438	26,618
Total operating costs and expenses	278,987	229,818	185,898
Operating income (loss)	39,673	15,136	(30,819)
Other (income) expense:
Interest income	(1,611)	(1,805)	(1,164)
Interest expense	38,733	13,017	24,709
Other expense	3,193	523	—
Gain on debt extinguishment	—	—	(3,707)
Total other expense	40,315	11,735	19,838
Income (loss) before income taxes	(642)	3,401	(50,657)
Income taxes	1,071	526	783
Net income (loss)	$(1,713)	$2,875	$(51,440)

The following table presents our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 as a percentage of revenue:

	Years Ended December 31,
	2023	2022	2021
Revenue, net:
Franchise revenue	45.1%	47.1%	48.0%
Equipment revenue	17.7%	17.7%	14.6%
Merchandise revenue	10.7%	11.1%	13.0%
Franchise marketing fund revenue	8.6%	8.3%	8.8%
Other service revenue	17.9%	15.8%	15.6%
Total revenue, net	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of product revenue	18.2%	19.3%	18.4%
Costs of franchise and service revenue	5.0%	7.5%	8.2%
Selling, general and administrative expenses	52.4%	51.2%	60.6%
Impairment of goodwill and other assets	5.2%	1.5%	0.5%
Depreciation and amortization	5.3%	6.2%	6.6%
Marketing fund expense	7.1%	7.1%	8.4%
Acquisition and transaction expenses (income)	(5.6)%	1.0%	17.2%
Total operating costs and expenses	87.6%	93.8%	119.9%
Operating income (loss)	12.4%	6.2%	(19.9)%
Other (income) expense:
Interest income	(0.5)%	(0.7)%	(0.8)%
Interest expense	12.2%	5.3%	15.9%
Other expense	1.0%	0.2%	—%
Gain on debt extinguishment	—%	—%	(2.4)%
Total other expense	12.7%	4.8%	12.7%
Income (loss) before income taxes	(0.3)%	1.4%	(32.6)%
Income taxes	0.2%	0.2%	0.5%
Net income (loss)	(0.5)%	1.2%	(33.2)%

Comparison of the years ended December 31, 2023 and December 31, 2022

The following is a discussion of our consolidated results of operations for the year ended December 31, 2023 versus the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 6, 2023.

Revenue

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Franchise revenue	$143,615	$115,286	$28,329	24.6%
Equipment revenue	56,454	43,461	12,993	29.9%
Merchandise revenue	34,146	27,073	7,073	26.1%
Franchise marketing fund revenue	27,292	20,384	6,908	33.9%
Other service revenue	57,153	38,750	18,403	47.5%
Total revenue, net	$318,660	$244,954	$73,706	30.1%

Total revenue. Total revenue was $318.7 million in the year ended December 31, 2023, compared to $245.0 million in the year ended December 31, 2022, an increase of $73.7 million, or 30%. The increase in total revenue was primarily due to an increase in the number of open studios.

Franchise revenue. Franchise revenue was $143.6 million in the year ended December 31, 2023, compared to $115.3 million in the year ended December 31, 2022, an increase of $28.3 million, or 25%. Franchise revenue consisted of franchise royalty fees of $95.0 million, franchise territory fees of $21.9 million, technology fees of $15.7 million and training fees of $11.0 million in the year ended December 31, 2023, compared to franchise royalty fees of $70.0 million, franchise territory fees of $27.1 million, technology fees of $10.2 million and training fees of $8.0 million in the year ended December 31, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 16% increase in same store sales and to 426 net new studio openings globally since December 31, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the current year.

Equipment revenue. Equipment revenue was $56.5 million in the year ended December 31, 2023, compared to $43.5 million in the year ended December 31, 2022, an increase of $13.0 million, or 30%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the year ended December 31, 2023, totaled 539 compared to 525 in the year ended December 31, 2022, primarily due to the increase of gross studio openings compared to the prior year period. The average price of equipment installed increased in the year ended December 31, 2023, when compared to the year ended December 31, 2022. The increase in average price is due to a brand mix, international versus North America mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $34.1 million in the year ended December 31, 2023, compared to $27.1 million in the year ended December 31, 2022, an increase of $7.1 million, or 26%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $27.3 million in the year ended December 31, 2023, compared to $20.4 million in the year ended December 31, 2022, an increase of $6.9 million, or 34%. The increase was primarily due to an increase in same store sales and to 327 new studio openings in North America since December 31, 2022.

Other service revenue. Other service revenue was $57.2 million in the year ended December 31, 2023, compared to $38.8 million in the year ended December 31, 2022, an increase of $18.4 million, or 47%. The increase was primarily due to a $15.5 million increase in package and memberships revenue due to a higher average number of company-owned transition studios and a $3.9 million increase in other preferred vendor commission revenue and brand fee revenue, offset by a $1.3 million decrease in on-demand revenue. We have been actively seeking to refranchise or close company-owned transition studios under our restructuring plan that started in the third quarter of 2023.

Operating Costs and Expenses

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Costs of product revenue	$57,979	$47,220	$10,759	22.8%
Costs of franchise and service revenue	15,911	18,447	(2,536)	(13.7)%
Selling, general and administrative expenses	166,828	125,452	41,376	33.0%
Impairment of goodwill and other assets	16,667	3,656	13,011	355.9%
Depreciation and amortization	16,883	15,315	1,568	10.2%
Marketing fund expense	22,683	17,290	5,393	31.2%
Acquisition and transaction expenses (income)	(17,964)	2,438	(20,402)	(836.8)%
Total operating costs and expenses	$278,987	$229,818	$49,169	21.4%

Costs of product revenue. Costs of product revenue was $58.0 million in the year ended December 31, 2023, compared to $47.2 million in the year ended December 31, 2022, an increase of $10.8 million, or 23%, compared to an increase in related revenues of 28%. Costs of product revenue as a percentage of related revenue decreased to 64% in the year ended December 31, 2023, from 67% in the year ended December 31, 2022. The decrease was due to an increase in company-owned transition studio merchandise revenue, which generates higher gross margin.

Costs of franchise and service revenue. Costs of franchise and service revenue was $15.9 million in the year ended December 31, 2023, compared to $18.4 million in the year ended December 31, 2022, a decrease of $2.5 million, or 14%. The decrease was primarily due to a $3.7 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by a $1.1 million increase in cost of technology fees.

Selling, general and administrative expenses. Selling, general and administrative expenses were $166.8 million in the year ended December 31, 2023, compared to $125.5 million in the year ended December 31, 2022, an increase of $41.4 million, or 33%. The increase was primarily attributable to restructuring and related charges of $15.2 million in the current year; an increase in salaries and wages of $18.6 million related to a higher average number of company-owned transition studios and to a one-time $2.6 million employee retention payroll tax credit in the prior year period; increase in occupancy expenses of $9.6 million primarily related to company-owned transition studios; increase in financial transaction fees and related expenses of $8.2 million primarily related to expenses incurred in completed and terminated financing transactions; increase in bad debt expense of $2.9 million; increase in marketing and promotion expense of $2.1 million; increase in state and local taxes of $1.5 million and a net increase in other variable expenses in 2023 of $4.8 million, partially offset by a decrease in equity-based compensation expense of $11.0 million primarily due to vesting of performance-based awards in the prior year period offset by an increase in expense related to RSUs granted since December 31, 2022; a decrease in legal expenses of $3.7 million related to various legal matters; mutual termination agreement income of $3.5 million related to the acquisition of 14 Rumble studios; a decrease in information technology expenses of $3.3 million primarily related to a one-time credit from a vendor.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $16.7 million in the year ended December 31, 2023, compared to $3.7 million in the year ended December 31, 2022. an increase of $13.0 million, or 356%. The increase was primarily due to an increase in goodwill impairment of $3.4 million, impairment of franchise agreement intangible asset net of reacquired franchise rights of $7.2 million upon acquisition of 14 Rumble studios in the current year, and an aggregate $2.2 million impairment of reacquired franchise rights and property and equipment related to the Rumble held for sale studios in the current year.

Depreciation and amortization. Depreciation and amortization expense was $16.9 million in the year ended December 31, 2023, compared to $15.3 million in the year ended December 31, 2022, an increase of $1.6 million, or 10%. The increase was due primarily to amortization of intangibles related to the BodyFit trademark acquired in the second quarter of 2022 and to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $22.7 million in the year ended December 31, 2023, compared to $17.3 million in the year ended December 31, 2022, an increase of $5.4 million, or 31% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expenses (income) were ($18.0) million in the year ended December 31, 2023, compared to $2.4 million in the year ended December 31, 2022, a change of ($20.4) million. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $1.0 million of acquisition related expenses in the current year.

Other (Income) Expense, net

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Interest income	$(1,611)	$(1,805)	$194	(10.7)%
Interest expense	38,733	13,017	25,716	197.6%
Other expense	3,193	523	2,670	510.5%
Total other expense, net	$40,315	$11,735	$28,580	243.5%

Interest income. Interest income primarily consists of interest on notes receivable, which was $1.6 million in the year ended December 31, 2023, compared to $1.8 million in the year ended December 31, 2022.

Interest expense. Interest expense was $38.7 million in the year ended December 31, 2023, compared to $13.0 million in the year ended December 31, 2022, an increase of $25.7 million, or 198%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $3.2 million in the year ended December 31, 2023, compared to $0.5 million in the year ended December 31, 2022, an increase of $2.7 million.

Income Taxes

	Years Ended December 31,		Change from Prior Year
	2023	2022	$	%
	($ in thousands)
Income taxes	$1,071	$526	$545	103.6%

Income taxes. Income taxes were $1.1 million in the year ended December 31, 2023, compared to $0.5 million in the year ended December 31, 2022.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration), management fees and expenses (that were discontinued after July 2021), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), fees for financial transactions, such as secondary public offerings expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other assets, and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Net income (loss)	$(1,713)	$2,875	$(51,440)
Interest expense, net	37,122	11,212	23,545
Income taxes	1,071	526	783
Depreciation and amortization	16,883	15,315	10,172
EBITDA	53,363	29,928	(16,940)
Equity-based compensation	17,997	29,044	9,699
Employer payroll taxes related to equity-based compensation	672	123	—
Acquisition and transaction expenses (income)	(17,964)	2,438	26,618
Management fees and expenses	—	—	462
Litigation expenses	6,839	10,301	8,312
Employee retention credit	—	(2,597)	(2,269)
Financial transaction fees and related expenses	9,038	836	—
TRA remeasurement	3,193	523	1,441
Impairment of goodwill and other assets	16,667	3,656	—
Restructuring and related charges	15,520	—	—
Adjusted EBITDA	$105,325	$74,252	$27,323

Liquidity and Capital Resources

As of December 31, 2023, we had $27.8 million of cash and cash equivalents, excluding $9.3 million of restricted cash consisting of marketing fund restricted cash and a guarantee of standby letter of credit.

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

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and together, the “Term Loans”) maturing on February 28, 2025. Affiliates of the lenders also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock (the “Convertible Preferred”) for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2023, we were in compliance with these covenants.

On January 9, 2023, we entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130.0 million (the “January 2023 Incremental Term Loan”), the proceeds of which were used to fund the repurchase of a portion of our outstanding Convertible Preferred (the “Repurchase Transactions”) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions. The Fourth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the January 2023 Incremental Term Loan) commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the January 2023 Incremental Term Loan is prepaid.

On August 3, 2023, we entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $65.0 million (the “August 2023 Incremental Term Loan”), the proceeds of which were used for funding the accelerated share repurchase program; the payment of fees, costs and expenses related to the Fifth Amendment; and general corporate purposes. The Fifth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the August 2023 Incremental Term Loan) commencing on September 30, 2023 and (ii) replaces the benchmark interest rate based on the LIBOR rate (and related LIBOR-based mechanics) applicable to the loans under the Credit Agreement with a benchmark interest rate based on the forward-looking Term SOFR (and related Term SOFR-based mechanics).

The total principal amount outstanding on the Term Loans was $328.5 million at December 31, 2023. Quarterly principal payments on the Term Loan are $1.2 million as of December 31, 2023. See Note 8 of Notes to Consolidated Financial Statements for additional information about our debt.

On February 13, 2024, we entered into a sixth amendment to the Credit Agreement which extended the maturity date of the Credit Agreement to March 15, 2026. The amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38.7 million (the “Sixth Amendment Incremental Term Loans”), the proceeds of which will be used to repay an aggregate of $38.7 million in existing term loans under Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Amendment also extends the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

On January 9, 2023, we entered into a preferred stock repurchase agreement (the “Repurchase Agreement”) with certain holders of the Convertible Preferred, pursuant to which we agreed to repurchase 85,340 shares of Convertible Preferred. On January 13, 2023, the repurchase was completed for an aggregate payment of $130.8 million. The excess of fair market value of $12.7 million over the consideration transferred was treated as deemed contribution and resulted in an increase to our accumulated deficit. See Note 11 of Notes to Consolidated Financial Statements for additional information about our Convertible Preferred Stock.

Accelerated Share Repurchase Program

On August 1, 2023, our board of directors approved a $50.0 million accelerated share repurchase program (the “ASR Program”) to repurchase shares of our Class A common stock. Under the ASR Program, we paid a fixed amount of $50.0 million on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010,050 shares of our Class A common stock, which were retired immediately. On October 2, 2023, the final settlement of our ASR Program occurred, and we received an additional 588,827 shares of our Class A common stock from the third-party financial institution, which were retired immediately. Under the ASR Program, we also incurred $0.4 million in associated expenses, consisting primarily of legal fees and a 1% excise tax liability in accordance with the Inflation Reduction Act of 2022. In total under the ASR Program, we repurchased and immediately retired 2,598,877 shares of Class A common stock at an average price of $19.24 per share for $50.0 million, exclusive of legal fees and excise tax.

Cash Flows

The following table presents summary cash flow information for the years ended December 31, 2023 and 2022. Analysis of our cash flows for the year ended December 31, 2021 is included in our Annual Report on Form 10-K for the year ended December 31, 2022.

	Years Ended December 31,
	2023	2022
	($ in thousands)
Net cash provided by (used in) operating activities	$35,422	$51,670
Net cash provided by (used in) investing activities	(12,589)	(14,613)
Net cash provided by (used in) financing activities	(23,109)	(21,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(276)	$16,050

Cash Flows from Operating Activities

In the year ended December 31, 2023, cash provided by operating activities was $35.4 million, compared to $51.7 million in the year ended December 31, 2022, a decrease in cash provided of $16.2 million. Of the decrease, $8.7 million was due to lower net income after adjustments to reconcile net income (loss) to net cash provided by operating activities, and $7.6 million due to unfavorable changes in working capital primarily related to lease liabilities, deferred costs, and deferred revenue, partially offset by favorable changes in working capital related to accounts receivable, accounts payable and accrued expenses in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Cash Flows from Investing Activities

In the year ended December 31, 2023, cash used in investing activities was $12.6 million, compared to $14.6 million in the year ended December 31, 2022, a decrease of $2.0 million. The change year over year in cash used was primarily attributable to a decrease of cash used to purchase property and equipment and intangibles assets and a decrease in issuing notes receivables; partially offset by a decrease in cash received from collection of notes receivable and cash used for our acquisition of XPS.

Cash Flows from Financing Activities

In the year ended December 31, 2023, cash used by financing activities was $23.1 million, compared to $21.0 million in the year ended December 31, 2022, an increase in cash used of $2.1 million. The increase in cash used was primarily attributable to an increase in cash received from borrowings on long-term debt of $181.7 million, payment received from a shareholder of $8.1 million, and a decrease of $9.2 million in payments related to preferred stock dividend; partially offset by cash used of $50.4 million related to the ASR Program, an increase in tax payments of $6.2 million related to vesting of restricted stock units, distributions to Pre-IPO LLC Members of $12.9 million, and payment of $130.8 million related to the repurchase of convertible preferred stock.

Material Cash Commitments

The table below represents our material cash commitments, including the scheduled maturities of our contractual obligations as of December 31, 2023. The table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments due during the years ending December 31,
	Total	2024	2025-2026	2027-2028	Thereafter
	($ in thousands)
Operating lease obligations (1)	$108,707	$16,809	$32,697	$28,973	$30,228
Debt, principal (2)	328,518	4,760	323,758	—	—
Debt, interest (3)	44,348	39,770	4,578	—	—
Contingent consideration payments (4)	2,474	1,564	910	—	—
Loan to shareholder (Note 10) (5)	640	240	400	—	—
Acquisition-related payments (6)	15,434	11,967	3,467	—	—
Total	$500,121	$75,110	$365,810	$28,973	$30,228

(1)
We lease our facilities under non-cancelable operating leases.
(2)
Represents scheduled debt obligation payments on debt outstanding as of December 31, 2023.
(3)
Represents scheduled interest payments on debt outstanding as of December 31, 2023.
(4)
Includes current and noncurrent estimated contingent consideration liabilities at December 31, 2023, based on expected achievement dates for earn-out targets, which includes the contingent consideration relating to purchase of BFT.
(5)
Represents the additional loans obligated to fund under agreements with shareholders (see Note 10 of Notes to Consolidated Financial Statements).
(6)
Represents payments related to Lindora acquisition and the Xponential Procurement Services acquisition (see Note 3 and Note 19 of Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

As of December 31, 2023, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $2.8 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of December 31, 2023 no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 17 of Notes to Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of December 31, 2023, a $0.5 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 17 of Notes to Consolidated Financial Statements for more information.

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

Merchandise revenue: We sell branded and non-branded merchandise to franchisees for retail sales to members at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, we are the principal in the transaction as we control the merchandise prior to it being delivered to the franchisee. We record branded merchandise revenue and related costs upon shipment on a gross basis. Franchisees have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were not significant for the years ended years ended December 31, 2023, 2022 and 2021.

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

Acquisition-Related Contingent Consideration

Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statement of operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria, changes in discount rates and changes in our stock price. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. Assuming there had been a 10% increase in the fair value, contingent consideration would have increased by $2.1 million for the year ended December 31, 2023.

Impairment of Long-Lived Assets, Including Goodwill and Intangible Assets

Goodwill has been assigned to our reporting units for purposes of impairment testing. Our reporting units are each of the brand names under which we sell franchises. We test for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. The annual impairment test is performed as of the first day of our fourth quarter. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of a reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. We generally determine the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

During the quarter ended September 30, 2023, we determined it was necessary to re-evaluate goodwill of the Stride and Row House reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, we performed a quantitative assessment of the fair value of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the Stride and Row House reporting units exceeded their fair value, resulting in a goodwill impairment of $3.5 million and $0.7 million, respectively, resulting in no goodwill remaining for the Stride and Row House reporting units. The fair value of the reporting units was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 8.0% to 43.0%, at a weighted average cost of capital (discount rate) of 16.0%.

During the third quarter of 2022, we determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to declines in forecasted and actual cash flows. Therefore, we performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3.4 million. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. There were no further impairments recognized over the remainder of 2022. There were no impairments recorded for the year ended December 31, 2021.

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

We assess potential impairments to our long-lived assets, which include property and equipment, operating lease ROU assets, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We evaluate our property and equipment and other long-lived assets for impairment based on our classification as assets held for sale. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a formal plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, we compare the carrying value of the disposal group to fair value less costs to sell. The impairment is the excess of the carrying value over the fair value of the asset. During the year ended December 31, 2023, in connection with the held for sale classification of the Rumble Held for Sale Studios, as defined and discussed in Note 3 of Notes to Consolidated Financial Statements, we reclassified $2.6 million of goodwill related to our Rumble brand and $2.2 million of studio assets related to the Rumble Held for Sale Studios, consisting of property and equipment of $1.0 million and reacquired franchise assets of $1.2 million, to assets held for sale. Based on the expected net sales proceeds from the Rumble Held for Sale Studios transaction we determined the Rumble Held for Sale Studios to be fully impaired and immediately recorded an impairment of the goodwill reclassified to assets held for sale in the amount of $2.6 million and an impairment of the studio assets reclassified to assets held for sale in the amount of $2.2 million.

As a result of our restructuring plan that started in the third quarter of 2023, we are exiting company-owned transition studios. Restructuring charges associated with closing company-owned transition studios include accelerated amortization of right-of-use assets. For studio operating leases where we will derive no economic benefit from leased space, that will be vacated at a cease use date, we record accelerated amortization to fully reduce the carrying value of the right-of-use assets between the decision date and the cease use date. During the year ended December 31, 2023, we recognized $6.0 million of accelerated amortization of right-of-use assets.

During the year ended December 31, 2023, we recorded impairments of trademark and franchise agreements intangible assets related to the Stride and Row House reporting units aggregating $0.2 million for the franchise agreements and an aggregate impairment loss of $0.2 million for the trademarks. Additionally, during the year ended December 31, 2023, we recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7.2 million in connection with the acquisition of 14 Rumble studios on June 5, 2023. During the year ended December 31, 2022, we recorded impairments of trademark and franchise agreements intangible assets related to the AKT reporting unit aggregating $0.3 million. During the year ended December 31, 2021, we recorded aggregate impairments of property and equipment and amortizing intangible assets related to company-owned transition studios aggregating $0.8 million. The estimated fair value of the respective reporting units substantially exceeds their carrying value.

Equity-Based Compensation

We have equity-based compensation plans under which we receive services from our employees as consideration for equity instruments, including profit interest units and restricted stock units (“RSUs”). The compensation expense is determined based on the fair value of the award as of the grant date. Prior to going public, we were issuing shares that were valued based on the underlying units of the parent entity. We utilized a discounted cash flow analysis, a market approach of comparable companies in our industry and a comparable acquisitions analysis. The market approach involves companies in our industry that we determine to be comparable. Comparable acquisitions analysis involves analyzing sales of controlling interests in companies that we determine are comparable. In conducting this valuation, we also took into consideration recent valuation reports of third-party valuation specialists prepared for us, as well as any significant internal and external events occurring subsequent to those reports that may have caused the value of the units to increase or decrease since the dates of those reports. Estimates used in our valuation of equity-based compensation are highly complex and subjective. Valuations and estimates of our common stock value is no longer necessary as we are a publicly traded company and at this point we rely on market price to determine the market value of our shares.

Compensation expense for time-based units is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. Compensation expense for performance-based units is recorded over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

During the fourth quarter of 2023, we determined that it is no longer probable that the performance targets will be achieved for performance RSU awards granted in November 2021 with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. Accordingly, we reversed $3.4 million of previously recognized stock-based compensation expense including $1.3 million recognized in 2023 through the quarter ended September 30, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xponential Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes to stockholders'/member's equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
March 1, 2024

We have served as the Company's auditor since 2019.

Xponential Fitness, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$37,094	$37,370
Accounts receivable, net (Note 10)	32,751	25,555
Inventories	14,724	10,864
Prepaid expenses and other current assets	5,856	6,294
Deferred costs, current portion	6,620	4,131
Notes receivable from franchisees, net	203	1,520
Total current assets	97,248	85,734
Property and equipment, net	19,502	18,524
Right-of-use assets	71,413	30,079
Goodwill	171,601	165,697
Intangible assets, net	120,149	137,175
Deferred costs, net of current portion	46,541	43,620
Notes receivable from franchisees, net of current portion	802	1,067
Other assets	1,442	795
Total assets	$528,698	$482,691
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$19,119	$16,185
Accrued expenses	14,088	12,295
Deferred revenue, current portion	34,674	31,996
Current portion of long-term debt	4,760	3,035
Other current liabilities	19,666	9,265
Total current liabilities	92,307	72,776

Deferred revenue, net of current portion	117,305	109,465
Contingent consideration from acquisitions (Note 17)	8,666	28,182
Long-term debt, net of current portion, discount and issuance costs	319,261	133,039
Lease liability	70,141	30,583
Other liabilities	9,152	8,633
Total liabilities	616,832	382,678
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 and 200 shares issued and outstanding as of December 31, 2023 and 2022, respectively	114,660	308,075
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 30,897 and 27,571 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,566 and 21,647 shares issued, and 16,491 and 21,572 shares outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	521,998	505,186
Receivable from shareholder (Note 10)	(15,426)	(16,369)
Accumulated deficit	(630,127)	(641,903)
Treasury stock, at cost, 75 shares outstanding as of December 31, 2023 and 2022	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(125,247)	(154,778)
Noncontrolling interests	(77,547)	(53,284)
Total stockholders' deficit	(202,794)	(208,062)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$528,698	$482,691

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue, net:
Franchise revenue	$143,615	$115,286	$74,459
Equipment revenue	56,454	43,461	22,583
Merchandise revenue	34,146	27,073	20,140
Franchise marketing fund revenue	27,292	20,384	13,623
Other service revenue	57,153	38,750	24,274
Total revenue, net	318,660	244,954	155,079
Operating costs and expenses:
Costs of product revenue	57,979	47,220	28,550
Costs of franchise and service revenue	15,911	18,447	12,716
Selling, general and administrative expenses (Note 10)	166,828	125,452	94,017
Impairment of goodwill and other assets	16,667	3,656	781
Depreciation and amortization	16,883	15,315	10,172
Marketing fund expense	22,683	17,290	13,044
Acquisition and transaction expenses (income)	(17,964)	2,438	26,618
Total operating costs and expenses	278,987	229,818	185,898
Operating income (loss)	39,673	15,136	(30,819)
Other (income) expense:
Interest income	(1,611)	(1,805)	(1,164)
Interest expense	38,733	13,017	24,709
Other expense	3,193	523	—
Gain on debt extinguishment	—	—	(3,707)
Total other expense	40,315	11,735	19,838
Income (loss) before income taxes	(642)	3,401	(50,657)
Income taxes	1,071	526	783
Net income (loss)	(1,713)	2,875	(51,440)
Less: Net income (loss) attributable to noncontrolling interests	(810)	945	(32,611)
Net income (loss) attributable to Xponential Fitness, Inc.	$(903)	$1,930	$(18,829)

Net income (loss) per share of Class A common stock:
Basic	$1.18	$(0.87)	$(2.85)
Diluted	$(0.44)	$(0.87)	$(2.85)
Weighted average shares of Class A common stock outstanding:
Basic	31,742	25,295	22,403
Diluted	39,705	25,295	22,403

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Member’s Contribution	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)	Redeemable noncontrolling interests
Balance at January 1, 2021	—	$—	—	$—	—	$—	$—	$113,697	$(1,456)	$(107,492)	$—	$4,749	$—
Activity prior to Reorganization Transactions and IPO
Equity-based compensation	—	—	—	—	—	—	—	708	—	—	—	708	—
Parent contribution of Rumble assets	—	—	—	—	—	—	—	20,483	—	—	—	20,483	—
Distributions to Member	—	—	—	—	—	—	—	(10,600)	—	—	—	(10,600)	—
Payment received from Member, net	—	—	—	—	—	—	—	—	1,456	—	—	1,456	—
Net loss	—	—	—	—	—	—	—	—	—	(13,342)	—	(13,342)	—
Balance prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	124,288	—	(120,834)	—	3,454	—
Activity in connection with Reorganization Transactions and IPO
Effect of Reorganization Transactions	12,994	1	23,543	2	—	—	—	(124,288)	(10,600)	(202,374)	—	(337,259)	282,513
Issuance of Class A common stock at the IPO, net of underwriting and offering costs	10,000	1	—	—	—	—	104,387	—	—	—	—	104,388	—
Purchase of shares from LCAT shareholders	—	—	—	—	—	—	(104,387)	—	—	(46,598)	—	(150,985)	—
Issuance of Class A common stock for underwriters' option to purchase additional shares	904	—	—	—	—	—	10,116	—	—	—	—	10,116	—
Redemption of Class B shares	—	—	(750)	—	—	—	(9,000)	—	—	—	—	(9,000)	—
Balance post the Reorganization Transactions and IPO	23,898	2	22,793	2	—	—	1,116	—	(10,600)	(369,806)	—	(379,286)	282,513
Activity after the Reorganization Transactions and IPO but prior to the amendment of the LLC agreement
Net loss	—	—	—	—	—	—	—	—	—	(17,155)	—	(17,155)	(17,568)
Equity-based compensation	—	—	—	—	—	—	2,089	—	—	—	—	2,089	5,731
Fair value adjustment for redeemable noncontrolling interest	—	—	—	—	—	—	(2,065)	—	—	(172,385)	—	(174,450)	174,450
Removing the redeemable feature of the noncontrolling interest	—	—	—	—	—	—	—	—	—	—	445,126	445,126	(445,126)
Balance subsequent to the amendment of the LLC agreement	23,898	2	22,793	2	—	—	1,140	—	(10,600)	(559,346)	445,126	(123,676)	—
Activity subsequent to the amendment of the LLC agreement
Vesting of Class B shares	—	—	176	—	—	—	—	—	—	—	—	—	—
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(1,116)	—	—	(77,378)	—	(78,494)	—
Equity-based compensation	—	—	—	—	—	—	283	—	—	—	535	818	—
Payment of preferred stock dividends	—	—	—	—	—	—	(307)	—	—	(5,435)	—	(5,742)	—
Net loss	—	—	—	—	—	—	—	—	—	(1,674)	(1,701)	(3,375)	—
Balance at December 31, 2021	23,898	2	22,969	2	—	—	—	—	(10,600)	(643,833)	443,960	(210,469)	—
Equity based compensation	—	—	—	—	—	—	12,925	—	—	—	12,193	25,118	—
Net income	—	—	—	—	—	—	—	—	—	1,930	945	2,875	—
Conversion of Class B shares to Class A shares	3,303	—	(3,303)	—	—	—	510,382	—	—	—	(510,382)	—	—
Vesting of Class B shares	—	—	1,981	—	—	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	370	1	—	—	—	—	(1,909)	—	—	—	—	(1,908)	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	—	(5,769)	—	—	(5,769)	—
Payment of preferred stock dividend	—	—	—	—	—	—	(13,000)	—	—	—	—	(13,000)	—
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(31,185)	—	—	—	—	(31,185)	—
Settlement of contingent consideration	—	—	—	—	—	—	29,070	—	—	—	—	29,070	—
Purchase of treasury stock	—	—	—	—	75	(1,697)	(1,097)	—	—	—	—	(2,794)	—
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$—	$(16,369)	$(641,903)	$(53,284)	$(208,062)	$—

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders'/Member’s Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	20,006	—	—	19	20,025
Net loss	—	—	—	—	—	—	—	—	(903)	(810)	(1,713)
Conversion of Class B shares to Class A shares	5,094	—	(5,094)	—	—	—	10,571	—	—	(10,571)	—
Vesting of Class B shares	—	—	13	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	831	—	—	—	—	—	(8,111)	—	—	—	(8,111)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(5,670)	—	—	(5,670)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Repurchase and retirement of Class A common stock	(2,599)	—	—	—	—	—	(50,378)	—	—	—	(50,378)
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	—	—	—	—	—	—	516	—	—	—	516
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(12,901)	(12,901)
Excise tax on share repurchases	—	—	—	—	—	—	(360)	—	—	—	(360)
Payment received from shareholder	—	—	—	—	—	—	—	8,062	—	—	8,062
Payment of preferred stock dividend	—	—	—	—	—	—	(7,652)	—	—	—	(7,652)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	49,970	—	—	—	49,970
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,713)	$2,875	$(51,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,883	15,315	10,172
Amortization and write off of debt issuance costs	463	126	5,749
Amortization and write off of discount on long-term debt	2,949	613	2,704
Change in contingent consideration from acquisitions	(18,933)	2,440	25,640
Amortization of right-of-use assets	13,005	2,655	—
Bad debt expense (recovery)	2,232	(712)	410
Equity-based compensation	17,997	29,044	9,699
Non-cash interest	(1,252)	(1,069)	583
Gain on debt extinguishment	—	—	(3,707)
Loss (gain) from disposal of assets	(2,120)	(78)	483
Impairment of goodwill and other assets	16,667	3,656	781
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,738)	(12,720)	(6,608)
Inventories	(3,525)	(3,936)	(768)
Prepaid expenses and other current assets	438	(1,023)	(4,220)
Operating lease liabilities	(9,049)	(2,496)	—
Deferred costs	(5,440)	(2,024)	(7,122)
Notes receivable, net	(3)	33	137
Accounts payable	1,390	469	(3,013)
Accrued expenses	1,959	(5,008)	3,596
Related party payable	—	—	(1)
Other current liabilities	2,896	2,226	1,449
Deferred revenue	7,287	18,223	30,011
Other assets	(648)	(240)	1
Other liabilities	1,677	3,301	(85)
Net cash provided by operating activities	35,422	51,670	14,451
Cash flows from investing activities:
Purchases of property and equipment	(7,430)	(8,955)	(3,638)
Purchase of studios	(164)	—	(450)
Proceeds from sale of assets	60	65	433
Purchase of intangible assets	(1,783)	(7,177)	(1,220)
Notes receivable issued	(581)	(1,782)	(2,258)
Notes receivable payments received	776	3,236	820
Acquisition of businesses	(3,467)	—	(44,322)
Net cash used in investing activities	(12,589)	(14,613)	(50,635)
Cash flows from financing activities:
Borrowings from long-term debt	189,150	7,425	255,980
Payments on long-term debt	(4,203)	(2,978)	(310,600)
Debt issuance costs	(411)	(55)	(996)
Proceeds from the issuance of Class A common stock, net of underwriting costs	—	—	122,016
Payments of costs related to IPO	—	—	(3,082)
Payments to purchase 750,000 LLC units/Class B Shares	—	—	(9,000)
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	—	198,396
Payment to purchase all of the shares of LCAT from LCAT shareholders	—	—	(144,485)
Payment of H&W Cash Merger Consideration	—	—	(11,720)
Payments to acquire the Preferred Units and LLC Units	—	—	(20,493)
Exchange of LLC units for Class B shares	—	—	2
Payment of preferred stock dividend and deemed cash dividend	(7,092)	(16,250)	(8,992)
Payment of contingent consideration	(1,412)	(2,190)	(12,154)
Payments on loans from related party (Note 10)	—	—	(85)
Member contributions	—	—	562
Payments for taxes related to net share settlement of restricted share units	(8,111)	(1,909)	—
Distributions to Member	—	—	(10,600)
Payment for tax receivable agreement	(1,163)	—	—
Payments for redemption of preferred stock	(130,766)	—	—
Payments for distributions to Pre-IPO LLC Members	(12,901)	—	—
Repurchase of Class A common stock	(50,378)	—	—
Payment received from shareholder (Note 10)	8,062	—	—
Loan to shareholder (Note 10)	(4,400)	(5,050)	—
Receipts from Member, net (Note 10)	—	—	1,456
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	516	—	—
Net cash provided by (used in) financing activities	(23,109)	(21,007)	46,205
Increase (decrease) in cash, cash equivalents and restricted cash	(276)	16,050	10,021
Cash, cash equivalents and restricted cash, beginning of year	37,370	21,320	11,299
Cash, cash equivalents and restricted cash, end of year	$37,094	$37,370	$21,320

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Interest paid	$34,786	$11,631	$16,136
Income taxes paid, net	1,567	2,785	1,403
Noncash investing and financing activity:
Capital expenditures accrued	$1,023	$1,407	$595
Contingent consideration converted to equity (Note 10)	—	29,070	—
Deemed contribution from redemption of convertible preferred stock	12,679	—	—
Parent contribution of Rumble assets	—	—	20,483
Original contingent consideration related to Rumble	—	—	23,100
Rumble note receivable from shareholder	—	—	10,600
Collateralization of note from shareholder with treasury shares (Note 10)	—	1,697	—
Adjustment of convertible preferred stock to redemption value	(49,970)	31,185	78,494
Fair value of promissory note entered into in connection with acquisition	6,463	—	—
Liability-classified restricted stock units vested	2,250	—	—
Accrued tax withholding related to convertible preferred stock dividend	112	—	—
Adjustment of redeemable noncontrolling interest	—	—	174,450
Deferred offering costs reclassified into equity	—	—	4,429
Accrued deemed dividend	—	—	3,250
Intangible asset acquired in exchange for deferred revenue	—	4,800	—
Receivable from shareholder arising from the Rumble studios acquisition	1,450	—	—
Excise tax liability accrued	360	—	—
Preferred stock dividend accrued	448	—	—

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

As of December 31, 2023, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Stride,” a running concept that offers treadmill-based high-intensity interval training and strength-training; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes, and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio, and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. In addition to franchised studios, the Company operated 22, 55 and 25 company-owned transition studios as of December 31, 2023, 2022 and 2021, respectively.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Reclassifications – To conform with current year presentation, the Company has reclassified impairment charges of $3,656 and $781 from selling, general and administrative expenses to impairment of goodwill and other assets in the operating costs and expenses section of the consolidated statements of operations for the years ended December 31, 2022, and 2021, respectively.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one reportable and operating segment. During the years ended December 31, 2023, 2022 and 2021, the Company generated $13,398, $12,823 and $2,741 of revenue outside of the United States, respectively. As of December 31, 2023 and 2022, the Company did not have material assets located outside of the United States.

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

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $9,333 and $5,381 at December 31, 2023 and 2022, respectively.

Concentration of credit risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2023 and 2022, the Company had cash, cash equivalents and restricted cash that total $34,359 and $33,961, respectively, on deposit with high-credit quality financial institutions that exceed federally insured limits. The Company has not experienced any loss as a result of these or previous similar deposits. In addition, the Company closely monitors the extension of credit to its franchisees while maintaining allowances for potential credit losses.

Accounts receivable and allowance for expected credit losses – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. On a periodic basis, the Company evaluates its accounts receivable balance and establishes an allowance for expected credit losses based on a number of factors, including evidence of the franchisee’s ability to comply with credit terms, economic conditions and historical receivables. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal. Costs for repairs and maintenance are expensed as incurred. Repairs and maintenance costs for the years ended December 31, 2023, 2022 and 2021 were insignificant.

Leases – The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation, respectively. Currently, it is not reasonably certain that the Company will exercise those options and therefore, the Company utilized the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company has certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in the consolidated balance sheets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Non-lease components primarily include payments for common area maintenance.

Goodwill and indefinite-lived intangible assets – Indefinite-lived intangible assets consist of goodwill and certain trademarks.

Goodwill – The Company tests for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company’s reporting units are the brand names under which it sells franchises. The annual impairment test is performed as of the first day of the Company’s fourth quarter. When evaluating goodwill for impairment, the Company may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of its reporting units exceeds their carrying amounts, the Company performs a quantitative assessment and calculates the estimated fair value of the respective reporting unit. The Company generally determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. During the year ended December 31, 2023, the Company determined that the Stride and Row House reporting units had indicators of impairment based on a qualitative assessment and performed a quantitative assessment. As a result, the Company recognized an impairment loss to write-off the goodwill associated with the Stride and Row House reporting units. Additionally, the Company recorded a goodwill impairment related to the assets held for sale classification of the Rumble Held for Sale Studios, as defined below in Note 3. During the year ended December 31, 2022, the Company recognized an impairment loss to write-off the goodwill associated with the AKT reporting unit. For further discussion related to goodwill impairments, see Note 7. There were no impairments recorded for the year ended December 31, 2021.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Trademarks – The Company tests for impairment of trademarks with an indefinite life annually or sooner whenever events or circumstances indicate that trademarks might be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. The Company determines the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, the Company impairs the trademarks to their fair value. There were no impairments recorded for the years ended December 31, 2023, 2022 and 2021.

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

Definite-lived intangible asset impairments of $8,853, $280 and $118 were recorded for the years ended December 31, 2023, 2022 and 2021, respectively. Definite-lived intangible asset impairments during the year ended December 31, 2023, related to a) trademark and franchise agreements of the Stride and Row House reporting units for which the carrying value was deemed not recoverable in the amount of $410, b) intangible assets related to franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios as discussed below in Note 3, and c) impairment related to reacquired franchise rights in the amount of $1,205 in connection with the Rumble Held for Sale Studios, as defined and discussed further in Note 3. Definite-lived intangible asset impairments during the year ended December 31, 2022, related to trademark and franchise agreements of the AKT reporting unit for which the carrying value was deemed not recoverable. Definite-lived intangible asset impairments during the year ended December 31, 2021, related to company-owned transition studio assets for which the carrying value was deemed not recoverable.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Merchandise revenue – The Company sells branded and non-branded merchandise to franchisees for retail sales to customers at studios. For branded merchandise sales, the performance obligation is satisfied at the point in time of shipment of the ordered branded merchandise to the franchisee. For such branded merchandise sales, the Company is the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company records branded merchandise revenue and related costs upon shipment on a gross basis. Customers have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2023, 2022 and 2021.

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

Credit Losses – Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, which required the recognition of expected credit losses for accounts and notes receivable. The adoption of the new standard did not have a material impact on the Company's consolidated financial statements as the expected credit loss model was not significantly different from the Company's prior policy and methodology for determining the allowance for doubtful accounts. The Company’s accounts and notes receivable are recorded at net realizable value, which includes an appropriate allowance for expected credit losses. The estimate of expected credit losses is based upon historical bad debts, current receivable balances, age of receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. The Company’s payment terms on its receivables from franchisees are generally 30 days.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable, other receivables and notes receivable allowance for credit losses:

	Accounts receivable	Other receivables	Notes receivable	Total
Balance at January 1, 2021	$2,405	$429	$1,909	$4,743
Bad debt expense recognized during the year	102	—	308	410
Write-off of uncollectible amounts	(314)	—	(78)	(392)
Balance at December 31, 2021	2,193	429	2,139	4,761
Bad debt expense (recovery) recognized during the year	(705)	(429)	422	(712)
Write-off of uncollectible amounts	(623)	—	(1,842)	(2,465)
Balance at December 31, 2022	865	—	719	1,584
Bad debt expense recognized during the year	696	—	1,536	2,232
Write-off of uncollectible amounts	(426)	—	(71)	(497)
Balance at December 31, 2023	$1,135	$—	$2,184	$3,319

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

Advertising costs – Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2023, 2022 and 2021, the Company had approximately $9,246, $7,685 and $6,890, respectively, of advertising costs, including amounts spent in excess of marketing fund revenue.

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

Acquisition and transaction expenses (income) – Acquisition and transaction expenses (income) include costs directly related to the acquisition of businesses, which include expenditures for advisory, legal, valuation, accounting and similar services, in addition to amounts recorded for changes in contingent consideration (see Note 17).

Accrued expenses – Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued compensation	$4,798	$4,611
Contingent consideration from acquisitions, current portion	1,564	2,203
Sales tax accruals	1,642	3,186
Legal accruals	1,343	464
Other accruals	4,741	1,831
Total accrued expenses	$14,088	$12,295

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Other current liabilities – Other current liabilities consisted of the following:

	December 31,
	2023	2022
Lease liabilities, short-term	$9,109	$3,786
Promissory note, current portion	3,345	—
Tax receivable agreement liability, current portion	2,892	1,163
Other current liabilities	4,320	4,316
Total other current liabilities	$19,666	$9,265

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Earnings (loss) per share – Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding for the period. Shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, in loss periods related amounts are excluded from the computation of diluted earnings per share of Class A common stock because the effect would be anti-dilutive under the if-converted and two-class methods. For further discussion, see Note 15.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company a) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and b) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense.

Recently adopted accounting pronouncements –

Credit Losses – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard provides a new model for recognizing credit losses on financial instruments based on an estimate of expected credit losses and applies to trade and notes receivables. The adoption of this accounting standard on January 1, 2023 did not have a material impact on the Company's consolidated financial statements as the expected credit loss model was not significantly different from the prior policy and methodology for determining the allowance for doubtful accounts. For additional information refer to the section above titled “Credit Losses.”

Reference Rate Reform – In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (“LIBOR”). ASU 2020-04 was effective upon issuance. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date of ASC Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC Topic 848. ASU 2022-06 was effective upon issuance. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Business Combinations – In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 primarily addresses the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The amendment improves comparability by specifying for all acquired revenue contracts regardless of their timing of payment a) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and b) how to measure those contract assets and contract liabilities. This results in better comparability for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The adoption of this accounting standard, effective January 1, 2023, did not have an impact on the Company's consolidated financial statements.

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

Segment Reporting – In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

On June 5, 2023, the Company entered into an Asset Purchase Agreement to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021, (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition is expected to enhance the operational performance of the 14 Rumble studios as the Company prepares them to be licensed to new franchisees. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expenses.

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

During the year ended December 31, 2023, the Company entered into an agreement with a franchisee under which the Company repurchased one studio to operate as a company-owned transition studio. The purchase price for the acquisition was $164, less $8 of net deferred revenue and deferred costs resulting in total purchase consideration of $156. The following summarizes the aggregate fair values of the assets acquired and liabilities assumed:

Amount
Property and equipment	$19
Reacquired franchise rights	137
Total purchase price	$156

The fair value of reacquired franchise rights was based on the excess earnings method and is considered to have an approximate six-year life. The acquisition was not material to the results of operations of the Company.

During the years ended December 31, 2023, 2022 and 2021, the Company refranchised operations at 79, 21, and 53 company-owned transition studios, respectively, received proceeds of $60, $0, and $433 respectively, and recorded a net loss of $635, $0, and $483 on disposal of the studio assets, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company also ceased operations at 22, 0, and 0 company-owned transition studios, respectively. The Company is actively seeking to refranchise or close company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 18 for further discussion of the Company's restructuring plan.

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

On December 31, 2023, the Company entered into agreements to sell six Rumble company-owned transition studios (the “Rumble Held for Sale Studios”). The transactions are expected to close during the first quarter of 2024. These agreements triggered the reclassification of Rumble Held for Sale Studios to assets held for sale. Based on the expected net sales proceeds the Company determined the Rumble Held for Sale Studios to be fully impaired and recognized an impairment of $2,190, within impairment of goodwill and other assets, for studio assets during the year ended December 31, 2023, consisting of property and equipment of $985 and reacquired franchise assets of $1,205. See Note 7 for discussion of goodwill impairment related to the Rumble Held for Sale Studios.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the years ended December 31, 2022 and 2021, included within impairment of goodwill and other assets, the Company recorded $0 and $781 of impairment charges related to studio assets, respectively, which is a Level 3 measurement. See Note 9 for discussion of impairment charges related to right-of-use assets during the year ended December 31, 2023.

Xponential Procurement Services Acquisition

On December 29, 2023, the Company entered into a Membership Interest Purchase Agreement with C&R Components, LLC (the “Seller”) whereby the Company acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the Seller. The aggregate purchase consideration for the acquisition was $9,930. The purchase price consisted of cash consideration of $3,467 and a promissory note with a fair value of $6,463 payable in two equal installments due on July 1, 2024 and July 1, 2025. The current portion of the promissory note is included in other current liabilities and the non-current portion is included in other liabilities in the Company’s consolidated balance sheets.

XPS specializes in the custom manufacturing of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products. Prior to the acquisition, the Company was XPS's sole customer. The acquisition contributes to the Company’s vertical integration of its product offerings to its franchisees.

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

The following summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

Inventory	$237
Property and equipment	10
Goodwill	8,507
Intellectual property	671
Other intangible assets	560
Total assets acquired	9,985
Accounts payable and accrued expenses	55
Net assets acquired	$9,930

The goodwill recognized in this acquisition was attributable to the synergies that the Company expects to achieve. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible.

BodyFit Trademark

In the quarter ended June 30, 2022, the Company entered into a Trademark Acquisition Agreement with Vitalize, LLC dba Bodybuilding.com (the “Seller”) whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 4) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided, which is a Level 3 measurement. The Trademark Acquisition Agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of December 31, 2023.

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

Consideration for the transaction included cash of $60,000 AUD ($44,322 USD based on the currency exchange rate as of the purchase date). In addition, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. See Note 17 for additional information.

In addition, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid. The Company believes the likelihood of a cancellation fee payment being required is remote as of December 31, 2023, and, therefore, no accrual has been recorded.

At the acquisition date, there were certain claims and lawsuits against the Seller for which the Company agreed to indemnify the Seller. See Note 17 for additional information.

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

During the years ended December 31, 2023, 2022 and 2021, the Company incurred $969, $0 and $978, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the consolidated statements of operations.

Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the years ended December 31, 2023, 2022 and 2021. Other deferred revenue amounts of $22,277 and $18,576 for the years ended December 31, 2023 and 2022, respectively, are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at January 1, 2021	$76,371	$5,385	$81,756
Revenue recognized that was included in deferred revenue at the beginning of the year	(11,320)	(1,897)	(13,217)
Deferred revenue recorded as settlement in purchase accounting	(667)	—	(667)
Increase, excluding amounts recognized as revenue during the year	36,269	2,492	38,761
Balance at December 31, 2021	100,653	5,980	106,633
Revenue recognized that was included in deferred revenue at the beginning of the year	(20,631)	(3,445)	(24,076)
Deferred revenue recorded as settlement in purchase accounting	(395)	—	(395)
Increase, excluding amounts recognized as revenue during the year	36,617	4,106	40,723
Balance at December 31, 2022	116,244	6,641	122,885
Revenue recognized that was included in deferred revenue at the beginning of the year	(16,435)	(4,250)	(20,685)
Deferred revenue recorded as settlement in purchase accounting	(1,278)	—	(1,278)
Increase, excluding amounts recognized as revenue during the year	28,631	149	28,780
Balance at December 31, 2023	$127,162	$2,540	$129,702

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2023. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
2024	$10,685	$1,712	$12,397
2025	11,232	414	11,646
2026	12,534	414	12,948
2027	13,347		13,347
2028	13,316	—	13,316
Thereafter	66,048	—	66,048
	$127,162	$2,540	$129,702

The following table reflects the components of deferred revenue:

	December 31,
	2023	2022
Franchise and area development fees	$127,162	$116,244
Brand fees	2,540	6,641
Equipment and other	22,277	18,576
Total deferred revenue	151,979	141,461
Non-current portion of deferred revenue	117,305	109,465
Current portion of deferred revenue	$34,674	$31,996

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the consolidated statements of operations. At December 31, 2023 and 2022, there were approximately $4,126 and $3,589 of current deferred costs and approximately $46,221 and $43,445 in non-current deferred costs, respectively. The Company recognized approximately $7,327, $11,049 and $6,006 in franchise sales commission expense for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

At December 31, 2023 and 2022, the principal balance of the notes receivable was approximately $3,189 and $3,306, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022
Furniture and equipment	$4,258	$4,182
Computers and software	20,231	14,075
Vehicles	635	171
Leasehold improvements	7,434	7,533
Construction in progress	2,505	3,115
Less: accumulated depreciation	(15,561)	(10,552)
Total property and equipment	$19,502	$18,524

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $5,560, $3,931 and $3,002, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the year ended December 31, 2023, there was an increase of $12,641 in previously reported goodwill due to the acquisition of 14 Rumble studios and the acquisition of XPS as discussed in Note 3. The carrying value of goodwill at December 31, 2023 and 2022, totaled $171,601 and $165,697, respectively. Cumulative goodwill impairment was $10,113 and $3,376 at December 31, 2023 and 2022, respectively. The impairment charges are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

As discussed in Note 3, the Company determined that the Rumble Held for Sale Studios were considered assets held for sale as of December 31, 2023. Accordingly, based on a relative fair value allocation, the Company reclassified $2,568 of goodwill related to the Company’s Rumble brand to assets held for sale. Based on the expected net sales proceeds from the Rumble Held for Sale Studios transaction the Company immediately recorded an impairment of the goodwill reclassified to assets held for sale in the amount of $2,568.

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

Intangible assets consisted of the following:

		December 31, 2023			December 31, 2022
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$20,710	$(4,487)	$16,223	21,110	(2,606)	$18,504
Franchise agreements	7.5 – 10	57,700	(29,990)	27,710	69,100	(25,143)	43,957
Reacquired franchise rights	6.2	137	(13)	124	—	—	—
Intellectual property	5	671	—	671	—	—	—
Web design and domain	3 – 10	430	(307)	123	430	(196)	234
Deferred video production costs	3	5,829	(3,698)	2,131	4,046	(2,173)	1,873
Other intangible assets	1	560	—	560	—	—	—
Total definite-lived intangible assets		86,037	(38,495)	47,542	94,686	(30,118)	64,568
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$158,644	$(38,495)	$120,149	$167,293	$(30,118)	$137,175

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $11,323, $11,384 and $7,170, respectively. During the year ended December 31, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios and a write down of reacquired franchise rights in the amount of $1,205 in connection with the Rumble Held for Sale Studios, as discussed in Note 3, which are included within impairment of goodwill and other assets.

The anticipated future amortization expense of intangible assets is as follows:

Year ending December 31,
2024	$11,110
2025	9,810
2026	6,672
2027	5,259
2028	5,112
Thereafter	9,579
Total	$47,542

Note 8 – Debt

On April 19, 2021, the Company entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212,000 senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and, together, the “Term Loans”) maturing on February 28, 2025. The Company’s obligations under the Credit Agreement are guaranteed by XPO Holdings and certain of the Company’s material subsidiaries and are secured by substantially all of the assets of XPO Holdings and certain of the Company’s material subsidiaries.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment discussed below), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (12.14% at December 31, 2023).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2023, the Company was in compliance with these covenants.

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

The Company received net proceeds of $207,760 after deducting original issue discount equal to 2.0% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Term Loan were used to repay principal, interest and fees outstanding under the Company's previous credit facility aggregating $195,633 (including a prepayment penalty of approximately $1,929, which is included in interest expense for the year ended December 31, 2021) and for working capital and other corporate purposes. Principal payments of the Term Loan were initially $530 and due quarterly.

In July 2021, the Company repaid $115,000 of the principal balance of the Term Loans from proceeds of the IPO and Convertible Preferred. In connection with the repayment, the Company incurred a prepayment penalty of $413 and wrote off a pro rata portion of debt issuance costs and debt discount aggregating $2,454, which is included in interest expense for the year ended December 31, 2021.

On October 8, 2021, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides for, among other things, additional term loans in an aggregate principal amount of $38,000 (the “2021 Incremental Term Loan”). The Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2021 Incremental Term Loan) commencing on December 31, 2021 and (ii) amended the amount of the prepayment premium applicable in the event the 2021 Incremental Term Loan is prepaid within two years of the effective date of the Amendment.

On September 30, 2022, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment provides for, among other things, additional term loans in an aggregate principal amount of $7,500 (the “2022 Incremental Term Loan”). The Third Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the 2022 Incremental Term Loan) commencing on December 31, 2022 to $759 and (ii) amended the amount of the prepayment premium applicable in the event the 2022 Incremental Term Loan is prepaid within two years of the effective date of the Third Amendment.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

On January 9, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $130,000, with an original issuance discount of $3,900, (the “January 2023 Incremental Term Loan”), the proceeds of which were used to fund the repurchase of a portion of our outstanding Convertible Preferred (the “Repurchase Transactions”) and the payment of fees, costs and expenses related to the Amendment and the Repurchase Transactions (see Note 11). The Fourth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the January 2023 Incremental Term Loan) to $1,065 commencing on June 30, 2023 and (ii) amended the amount of the prepayment premium applicable in the event the January 2023 Incremental Term Loan is prepaid.

In connection with the Fourth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $265, which was included in interest expense for year ended December 31, 2023.

On August 3, 2023, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment provides for, among other things, additional Term Loans in an aggregate principal amount of $65,000, with an original issuance discount of $1,950, (the “August 2023 Incremental Term Loan”), the proceeds of which were used for funding the accelerated share repurchase program (see Note 12); the payment of fees, costs and expenses related to the Fifth Amendment; and general corporate purposes. The Fifth Amendment also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the August 2023 Incremental Term Loan) to $1,190 commencing on September 30, 2023 and (ii) replaces the benchmark interest rate based on the LIBOR rate (and related LIBOR-based mechanics) applicable to the loans under the Credit Agreement with a benchmark interest rate based on the forward-looking Term SOFR (and related Term SOFR-based mechanics).

In connection with the Fifth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $84, which was included in interest expense for year ended December 31, 2023.

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

The Company incurred debt issuance costs of $411, $55 and $996 for the years ended December 31, 2023, 2022 and 2021, respectively. Debt issuance cost amortization and write off amounted to $463, $126 and $5,749 for the years ended December 31, 2023, 2022 and 2021, respectively.

Unamortized debt issuance costs as of December 31, 2023 and 2022, were $218 and $270, respectively, and are presented as a reduction to long-term debt in the consolidated balance sheets. Unamortized original issue discount as of December 31, 2023 and 2022, was $4,279 and $1,378, respectively, and is presented as a reduction to long-term debt in the consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of December 31, 2023 were as follows:

Year ending December 31,	Amount
2024	$4,760
2025	323,758
Total	$328,518

The carrying value of the Company’s long-term debt approximated fair value as of December 31, 2023 and 2022, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

Note 9 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. During the year ended December 31, 2023, the Company recognized ROU asset impairment charges of $92, related to studio exits in conjunction with its restructuring plan (see Note 18). The impairment charges were recorded within impairment of goodwill and other assets in the consolidated statements of operations. There were no ROU asset impairment charges during the year ended December 31, 2022.

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	December 31, 2023	December 31, 2022
ROU assets, net (1)	Right-of-use assets	$71,413	$30,079
Lease liabilities, short-term	Other current liabilities	$9,109	$3,786
Lease liabilities, long-term	Lease liability	$70,141	$30,583

(1)
For December 31, 2023, includes impact of write off of abandoned right-of-use assets and impairment charge related to the restructuring plan. See Note 18 for additional information.

Components of lease expense during the years ended December 31, 2023 and 2022, are summarized as follows:

	December 31, 2023	December 31, 2022
	Amount	Related-party lease	Third-party leases	Total
Operating lease costs (1)	$20,822	$239	$4,666	$4,905
Variable lease costs	1,699	—	856	856
Short-term lease costs	—	—	108	108
Total	$22,521	$239	$5,630	$5,869

(1)
For the year ended December 31, 2023, includes impact of accelerated expense on abandoned right-of-use assets and impairment charge related to the restructuring plan. See Note 18 for additional information.

For periods prior to January 1, 2022, the Company recognized rent expense related to leases on a straight-line basis over the term of the lease. Rent expense was $5,651 for the year ended December 31, 2021.

Supplemental cash flow information related to operating leases during the years ended December 31, 2023 and 2022, are summarized as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$14,525	$4,717
Lease liabilities arising from new ROU assets	$70,455	$20,966

Other information related to leases for the years ended December 31, 2023 and 2022, are summarized as follows:

	Years Ended December 31,
	2023	2022
Weighted average remaining lease term (years)	6.7	7.5
Weighted average discount rate	8.4%	8.8%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Maturities of lease liabilities as of December 31, 2023 are summarized as follows:

Amount
2024	$16,809
2025	16,253
2026	16,444
2027	15,704
2028	13,269
Thereafter	30,228
Total future lease payments	108,707
Less: imputed interest	29,457
Total	$79,250

Note 10 – Related Party Transactions

The Company had numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consisted of borrowings from and payments to the Member and other related parties that were under common control of the Parent.

The Parent entered into a management services agreement with H&W Investco Management LLC (“H&W Investco”), which is beneficially owned by a member of the Company’s board of directors. During the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $0, $0 and $462, respectively, of management fees included within selling, general and administrative expenses for services received from H&W Investco, including reimbursement for reasonable out-of-pocket expenses. The management services agreement was terminated following the IPO in July 2021.

During 2020, the Company provided net funds to a subsidiary of the Parent aggregating $1,456 and recorded a corresponding reduction to member’s equity for this same amount. During the year ended December 31, 2021, the Parent repaid the balance of the receivable. The aggregate receivable from the Parent at December 31, 2021 was $0.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company will prospectively reduce the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extend the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the year ended December 31, 2023, the Company recorded $1,270 of interest in kind, which was recorded as an increase to receivable from shareholder within equity. During the year ended December 31, 2023, the Company received $8,062 cash as partial payment for the receivable from shareholder.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the years ended December 31, 2023, 2022 and 2021, the Company recorded expense related to this lease of $0, $239 and $319, respectively. In September 2022, the Company's Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSU”) which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of December 31, 2023, the former owner of Row House borrowed $320, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 78 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 89 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $6,389 during the year ended December 31, 2023 from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from a franchisee who is also a part of senior management of the Company. Revenues from this affiliate, primarily related to franchise revenue, marketing fund revenue, package and memberships revenue and merchandise revenue, were $506, $577 and $507 for the years ended December 31, 2023, 2022 and 2021, respectively. Included in accounts receivable as of December 31, 2023 and 2022, is $2 and $4, respectively, for such sales. The Company provided $120 of studio support during the year ended December 31, 2023 to this franchisee.

In August 2023, the Company received payments from an officer and a director of the Company totaling $516 related to disgorgement of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution from stockholders and the amounts were recorded as increases to additional paid-in capital on the consolidated balance sheets.

Note 11 – Redeemable Convertible Preferred Stock

On July 23, 2021, the Company issued and sold in a private placement 200 newly issued shares of Series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), for aggregate cash proceeds of $200,000, before deduction for offering costs. Holders of shares of Convertible Preferred are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the Paid-in-Kind rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share, is mandatorily convertible in certain circumstances, and is redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of December 31, 2023.

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

On January 9, 2023, pursuant to a preferred stock repurchase agreement (the “Repurchase Agreement”) between the Company and certain holders of the Convertible Preferred, the Company repurchased 85 shares of Convertible Preferred for an aggregate payment of $130,766. The excess of fair market value of $12,679 over the consideration transferred was treated as deemed contribution and resulted in a decrease to accumulated deficit and was included in the calculation of earnings (loss) per share.

At December 31, 2023 and 2022, the Company recognized the preferred maximum redemption value of $114,660 and $308,075, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 and 200 outstanding shares of Convertible Preferred at December 31, 2023 and December 31, 2022, respectively). In 2023, the recording of the preferred maximum redemption value was treated as deemed contribution, which was included in the calculation of earnings (loss) per share and resulted in a net increase of $49,970 to additional paid-in capital as of December 31, 2023. In 2022, the recording of the preferred maximum redemption value was treated as deemed dividend, which was not included in the calculation of earnings (loss) per share, and resulted in a net decrease of $31,185 to additional paid-in capital as of December 31, 2022 (see Note 15).

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the years ended December 31, 2023 and 2022, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,620 and 607 shares of Class A common stock on a one-for-one basis, respectively.

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

Prior to the second amendment of the LLC agreement the Company's decision of whether to exchange LLC Units for Class A common stock or cash was made at the discretion of the Continuing Pre-IPO LLC Members through their control of the Company's board of directors. Accordingly, the redeemable noncontrolling interest was reported as temporary equity at the greater of the redemption value of the units or the carrying value as of the balance sheet date, with a corresponding adjustment to additional paid-in capital.

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

The following table summarizes the ownership of XPO LLC as of December 31, 2023:

Owner	Units Owned	Ownership percentage
XPO Inc.	30,897	65.1%
Noncontrolling interests	16,566	34.9%
Total	47,463	100.0%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Accelerated Share Repurchase program – On August 1, 2023, the Company's board of directors approved a $50,000 accelerated share repurchase program (the “ASR Program”) to repurchase shares of the Company's Class A common stock. The Company accounted for the ASR Program as two separate transactions, a repurchase of the Company’s Class A common stock and an equity-linked contract indexed to the Company’s Class A common stock that met certain accounting criteria for classification in stockholders' equity. Under the ASR Program, the Company paid a fixed amount of $50,000 on August 9, 2023, to a third-party financial institution and received an initial delivery of 2,010 shares of the Company’s Class A common stock, which were retired immediately. The initial delivery of shares of the Company’s Class A common stock represented approximately 80% of the fixed amount paid of $50,000, which was based on the share price of the Company's Class A common stock on the date of ASR Program execution. On October 2, 2023, the final settlement of the Company's ASR Program occurred, and the Company received an additional 589 shares of the Company's Class A common stock from the third-party financial institution. The payment of $50,000 was recorded as reductions to stockholders' equity, consisting of a $40,000 decrease in additional paid-in capital, which reflects the value of the initial shares received and immediately retired, and a $10,000 decrease in additional paid-in capital, which reflects the value of the Class A common stock that was delivered by the financial institution upon final settlement. Under the ASR Program, the Company also incurred $439 in associated costs, consisting primarily of legal fees and a 1% excise tax, which were recorded as a decrease in additional paid-in capital on the Company’s consolidated statements of stockholders’ equity.

In total under the ASR Program, the Company repurchased and immediately retired 2,599 shares of Class A common stock. The final number of shares received by the Company was based on the daily volume-weighted average stock price of the Company’s Class A common stock during the duration of the ASR Program, less a discount and adjustments pursuant to the terms and conditions of the ASR Program agreement.

Note 13 – Equity Compensation

Profit interest units –

Under the pre-IPO plan, the Parent granted time-based and performance-based profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The performance-based grants were awarded with vesting conditions based on performance targets connected to the value received from change of control of the Parent and were subject to certain forfeiture provisions prior to vesting. In June 2021, the Parent amended previously issued profit interest units with performance-based vesting conditions that were based on performance targets connected to the value received from change of control of the Parent. The vesting condition, as amended, was based on the average trading price of XPO Inc. common stock exceeding the IPO threshold price, as defined in the amendment. The amendment of these units was treated as a modification with the compensation cost of the amended units of $18,127 recognized over the new estimated service period through November 2022. In March 2022, the units vested when the average trading price condition was met. During the years ended December 31, 2022, and 2021, the Company recognized $12,003 and $6,069 of expenses, respectively.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model with the following assumptions:

Year ended December 31,
2021
Risk free interest rate	0.05% – 0.16%
Weighted average volatility	47.3%
Dividend yield	—%
Expected terms (in years) (1)	0.86
(1)
The Company had limited historical information regarding the expected term. Accordingly, the Company determined the expected life of the units using the simplified method.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $19, $190 and $906 of compensation expenses, respectively, which was included within selling, general and administration expenses. At December 31, 2023, the Company had $3 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.61 years for the time-based grants.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table summarizes activity for profit interest units for the years ended December 31, 2023, 2022 and 2021:

	Performance-based profit interests	Time-based profit interests
	Number of units	Number of units
Outstanding at January 1, 2021	1,932	477
Issued	3	3
Vested	—	(406)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2021	1,935	74
Issued	—	—
Vested	(1,921)	(61)
Forfeited, expired, or canceled	(14)	—
Outstanding at December 31, 2022	—	13
Issued	—	—
Vested	—	(12)
Forfeited, expired, or canceled	—	—
Outstanding at December 31, 2023	—	1
Expected to vest	—	1

Phantom stock –

Club Pilates issued 14 phantom stock units to certain employees that settle, or were expected to settle, with cash payments. The phantom stock units were awarded with vesting conditions that include a service period and/or performance targets and a change of control and were subject to certain forfeiture provisions prior to vesting. There was no expense recorded for the year ended December 31, 2021 related to the phantom stock units as vesting was not considered probable. During the year ended December 31, 2021 the 14 phantom stock units issued by Club Pilates were cancelled.

Liability classified restricted stock units –

In November 2021, the Company granted RSU awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the first quarter of 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. During the fourth quarter of 2023, the Company determined that it is no longer probable that the EBITDA targets will be achieved for the remaining RSU awards granted in November 2021. Accordingly, the Company reversed $3,360 of previously recognized stock-based compensation expense including $1,332 recognized in 2023 through the quarter ended September 30, 2023. During the years ended December 31, 2023, 2022 and 2021, the Company recognized ($2,028), $3,926, and $352 of expense (benefit), respectively.

Equity classified restricted stock units –

In June 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) under which the Company may grant options, restricted stock units and other equity-based awards. The number of shares available for issuance under the 2021 Plan shall not exceed in the aggregate the sum of (i) 5,746 shares of Class A common stock, (ii) the number of shares of Class A common stock issuable pursuant to awards previously granted under the First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC (“Pre-IPO Plan”) (taking into account any conversion of such outstanding Awards) and (iii) an additional number of shares of Class A common stock that shall become available on the first day of each fiscal year of the Company in an amount equal to the lesser of a) 511, b) 2% of the outstanding shares of Class A common stock on the last day of the immediately prior fiscal year or c) such number of shares of Class A common stock as determined by the board of directors in its discretion. As of December 31, 2023, there were 3,644 shares available for future grants under the 2021 Plan, less the variable number of shares relating to RSU awards granted with performance conditions classified as a liability. As an accounting policy election, the Company recognizes forfeitures as they occur.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table summarizes activity for RSUs for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	2,102	$18.25
Issued	571	$21.60
Vested	(1,016)	$17.58
Forfeited, expired, or canceled	(70)	$20.05
Outstanding at December 31, 2023	1,587	$18.27

Restricted stock units are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for restricted stock units is recognized on a straight-line basis. For the years ended December 31, 2023, 2022 and 2021, the weighted average grant-date fair value per share of RSUs granted was $21.60, $19.82 and $13.76, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $17,858, $6,635 and $0, respectively.

During 2022, included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs and reversed previously recorded expense. During the first quarter of 2023, 36 performance-based RSUs were earned and issued as shares. During 2023, an additional 7 performance-based RSUs were cancelled or forfeited. As of December 31, 2023, the achievement of remaining performance metrics is considered probable.

Total compensation expense recognized for RSUs was $20,006, $12,925, and $2,372 for the years ended December 31, 2023, 2022 and 2021, respectively. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. During the years ended December 31, 2023 and 2022, the Company recognized income tax benefits of $1,049 and $445 on vested RSUs, respectively.

Included in the total compensation for RSUs described above, the Company recorded $2,489 of stock-based compensation for the year ended December 31, 2023, related to a stock-based incentive bonus plan that the Company plans to settle by issuing fully-vested restricted stock units to employees. The $2,489 recorded for the year ended December 31, 2023 is for the eligible employees included in the Company’s 2023 annual bonus plan and is expected to be settled during the first quarter of 2024.

At December 31, 2023, the Company had $23,211 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.22 years.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 65.1% economic interest in XPO Holdings.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Income (loss) before income taxes is as follows for the years ended December 31:

	2023	2022	2021
U.S. income (loss) before income taxes	$(736)	$3,421	$(50,599)
Foreign income (loss) before income taxes	94	(20)	(58)
Income (loss) before income taxes	$(642)	$3,401	$(50,657)

Income tax expense (benefit) consists of the following for the years ended December 31:

	2023	2022	2021
Current tax expense (benefit):
Federal	$359	$(142)	$322
State	509	450	274
Foreign	160	262	187
Total current tax expense (benefit)	1,028	570	783
Deferred tax expense (benefit):
Federal	30	(31)	—
State	8	(8)	—
Foreign	5	(5)	—
Total deferred tax expense (benefit)	43	(44)	—
Income tax expense	$1,071	$526	$783

A reconciliation between the Company's effective tax rate and the applicable U.S. federal statutory income tax rate is as follows for the years ended December 31:

	2023	2022	2021
Tax computed at federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	53.1%	3.0%	(0.1)%
Non-controlling interests	(144.1)%	(31.1)%	(2.1)%
Income (loss) from pass-through entities	—%	—%	(5.3)%
Permanent items	13.3%	—%	(1.5)%
TRA liability	(27.5)%	(3.6)%	—%
Executive compensation	(148.3)%	3.8%	—%
Contingent consideration	647.8%	45.4%	(10.4)%
Preferred stock dividend	—%	—%	(1.5)%
State rate differential	(186.2)%	22.5%	—%
Other	21.1%	5.7%	(0.0)%
Valuation allowance	(417.0)%	(51.2)%	(1.6)%
Effective tax rate	(166.8)%	15.5%	(1.6)%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The components that comprise the Company's net deferred tax assets consist of the following as of December 31:

	2023	2022
Deferred tax assets:
Investment in partnership	$28,535	$40,827
Net operating losses	23,056	26,361
Tax receivable agreement	930	332
Interest expense	7,681	3,265
Deferred revenue	1,443	1,383
Other	311	279
Total deferred tax assets	61,956	72,447
Valuation allowance for deferred tax assets	(61,924)	(72,403)
Total deferred tax assets, net of valuation allowance	32	44
Deferred tax liabilities:
Property and equipment and intangible assets	(12)	—
Other	(20)	—
Total deferred tax liabilities	(32)	—
Net deferred tax assets (liabilities)	$—	$44

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

On the basis of this evaluation, as of December 31, 2023 and 2022, a valuation allowance of $61,924 and $72,403 has been applied against the Company's net deferred tax assets that are not more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company recorded a valuation allowance to equity at the IPO date against its deferred tax assets related to its investment in XPO Holdings of approximately $60,197.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $92,378 and $67,308, respectively. Of the total federal net operating losses, approximately $92,267 were generated after January 1, 2018, and therefore do not expire. Federal net operating losses generated after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal and state net operating loss carryforwards will begin to expire in 2036 and 2035, respectively, unless previously utilized by the Company. As of December 31, 2023, the Company has foreign tax credits of $278 that begin to expire in 2030.

Utilization of the net operating losses and credit carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating losses and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S for years 2020 through 2023.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company did not have any unrecognized tax benefits as of December 31, 2023, and 2022. Accordingly, no interest and penalties related to unrecognized tax benefits were accrued on the consolidated balance sheets as of December 31, 2023 and 2022. Additionally, the Company did not recognize any income tax expense related to interest and penalties on uncertain tax positions in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021.

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

As of December 31, 2023, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $2,892 and $1,103 of the current and non-current portions of the TRA, respectively, $78,327 of the TRA liability was not recorded as of December 31, 2023. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 15 – Earnings (Loss) Per Share

For the years ended December 31, 2023 and 2022, and the period from July 23, 2021 through December 31, 2021, the period following the Reorganization Transactions and IPO, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. There were no shares of Class A or Class B common stock outstanding prior to July 23, 2021. Diluted earnings (loss) per share of Class A common stock has been computed by dividing net income attributable to XPO Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 17,026 shares, 22,146 shares and 23,084 shares for the years ended December 31, 2023, 2022 and 2021, respectively. The potentially dilutive impact of restricted stock units is calculated using the treasury stock method.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic earnings (loss) per share and diluted earnings (loss) per share of Class A common stock:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(1,713)	$2,875	$(51,440)
Less: net (income) loss attributable to noncontrolling interests	(15,765)	19,284	78,417
Less: dividends on preferred shares	(7,652)	(13,000)	(5,742)
Less: deemed contribution (dividend)	49,970	(31,185)	(84,994)
Add: deemed contribution from redemption of convertible preferred stock	12,679	-	-
Net income (loss) attributable to XPO Inc. - basic	$37,519	$(22,026)	$(63,759)
Add: dividends on preferred shares	7,652	-	-
Less: deemed (contribution) dividend	(49,970)	-	-
Less: deemed contribution from redemption of convertible preferred stock	(12,679)	-	-
Net income (loss) attributable to XPO Inc. - diluted	$(17,478)	$(22,026)	$(63,759)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	31,742	25,295	22,403
Effect of dilutive securities:
Convertible preferred stock	7,963	-	-
Weighted average shares of Class A common stock outstanding - diluted	39,705	25,295	22,403

Net earnings (loss) per share attributable to Class A common stock - basic	$1.18	$(0.87)	$(2.85)
Net earnings (loss) per share attributable to Class A common stock - diluted	$(0.44)	$(0.87)	$(2.85)
Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Rumble Class A common stock	-	-	1,300
Restricted stock units	1,477	2,102	1,123
Convertible preferred stock	-	13,889	13,889
Conversion of Class B common stock to Class A common stock	16,491	21,572	22,969
Treasury share options	75	75	-
Rumble contingent shares	2,024	2,024	2,024
Profits interests, time vesting	1	14	74
Profits interests, performance vesting	-	-	1,935

Note 16 – Employee Benefit Plan

The Company maintains the Xponential Fitness, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). Employees who have completed one month of service and have attained age 18 are eligible to participate in elective deferrals under the 401(k) Plan. Employees are eligible to participate for purposes of matching contributions upon completion of one year of service. On an annual basis, the Company will determine the formula for the discretionary matching contribution. In addition, the Company may make a discretionary nonelective contribution to the 401(k) Plan. During the years ended December 31, 2023, 2022 and 2021, the Company recorded expense for matching contributions to the 401(k) Plan of $739, $481 and $483, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 17 – Contingencies and Litigation

Litigation – In connection with the October 2021 acquisition of BFT, the Company agreed to indemnify the seller for certain claims and lawsuits against the seller that existed at the acquisition date. The claims and lawsuits related to alleged patent and trademark infringements. Plaintiff alleged that plaintiff had suffered, and was likely to continue to suffer, loss and damage due to breach of the patents by the seller and was seeking damages or in the alternative an account of profits. The seller had filed a cross-claim alleging that the defendant’s two Australian patents were, and always had been, invalid and that they should be revoked. The Court held a trial in December 2020, and on February 14, 2022, the Court issued a decision holding that the plaintiff’s claims of infringement were invalid and that even if they were valid, the seller did not infringe upon these patents and trademarks. In addition, plaintiff had brought related claims for patent infringement against the seller in the United States District Court for Delaware. In November 2022, the Court ruled in favor of the seller on a motion for summary judgment. In April 2023, plaintiff dismissed their appeal of that ruling, concluding the matter.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. The Company intends to defend itself in this litigation. The Company recorded an accrual for estimated loss contingencies associated with this matter in an amount equal to $900, which is included in accrued expenses in the consolidated balance sheets as of December 31, 2023, based on currently available information. The accrual does not reflect the Company’s views of the merits of claims in this action.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. The Company intends to defend itself against this action. At this stage, the Company is unable to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any.

SEC investigation – On December 5, 2023 the Company was contacted by the Securities and Exchange Commission (the “SEC”), requesting that the Company provide it with certain information and documents. The Company intends to cooperate fully with the SEC in this matter. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $443 and $464, which is included in accrued expenses in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Contingent consideration from acquisitions – In connection with the 2017 acquisition of CycleBar from a then affiliate of the Member, the Company recorded contingent consideration of $4,390 for the estimated fair value of the contingent payment. Payment of additional consideration is contingent on CycleBar reaching two milestones based on a number of operating franchise studios and average monthly revenues by September 2022. The first milestone payout was $5,000 and the second milestone was $10,000. The contingent consideration is measured at estimated fair value using a probability weighted discounted cash flow analysis. These inputs include the probability of achievement, the projected payment date and the discount rate of 8.5% used to present value the projected cash flows. In March 2020, the Parent entered into an agreement with the former owners of CycleBar, which (i) reduced the second milestone amount to $2,500, (ii) imposed interest at 10% per annum on the first and second milestones beginning March 5, 2020 and April 2, 2020, respectively, and (iii) increased the interest rate to 14% on the first milestone if not paid prior to January 1, 2021. As a result, in March 2020, the Company recorded a reduction to the contingent consideration liability of $5,598 with an offsetting increase in Member’s equity. The Company recorded approximately $744 of additional contingent consideration as interest expense for the year ended December 31, 2021. During the year ended December 31, 2021, the Company paid the contingent consideration in full.

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

In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the years ended December 31, 2023, 2022 and 2021, the Company recorded a decrease of $19,811, an increase of $7,340, and an increase of $25,100 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). During the year ended December 31, 2022, the contingency related to 1,300 shares of Class A common stock expired and the $27,850 contingent consideration related to those shares was reclassified to additional paid-in capital. At December 31, 2023 and 2022, contingent consideration totals $7,879 and $27,690, recorded as contingent consideration from acquisitions in the consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the Franchise System and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ending December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. During the years ended December 31, 2023, 2022 and 2021, the Company recorded an increase of $1,042, a decrease of $4,634, and an increase of $130 of contingent consideration, respectively, which was recorded as interest expense of $164, $646, and $130, and acquisition and transaction expense (income) of $878, ($5,280), and $0, respectively. In addition, during the years ended December 31, 2023 and 2022, the Company paid $1,412 and $2,190 of contingent consideration, respectively. At December 31, 2023 and 2022, contingent consideration was $1,564 and $2,203 recorded as accrued expenses, respectively, and $787 and $492 recorded as contingent consideration from acquisitions, respectively, in the consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of December 31, 2023 and 2022, $536 and $0 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $2,755 and $1,357 as of December 31, 2023 and 2022, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2023 and 2022, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 18 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024, however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements, and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2024 totaling approximately $23,000 to $27,000, for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

During the year ended December 31, 2023, the Company recognized total restructuring charges of $13,787, primarily for accelerated amortization of right-of-use assets, contract termination and other associated costs, loss on lease termination and sale or disposal of assets, and other restructuring charges.

The components of the restructuring charges are as follows:

Year Ended December 31,
2023
Impairment and accelerated amortization of right-of-use assets (2)	$6,113
Contract termination and other associated costs (1)	4,102
Loss on lease termination and sale or disposal of assets, net (3)(4)	1,524
Other restructuring costs (1)	2,048
Total restructuring charges	$13,787
(1)
These charges are recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.
(2)
Charges of $92 are recorded in impairment of goodwill and other assets and charges of $6,021 are recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.
(3)
Charges of $384 are recorded in cost of product revenues and charges of $1,140 are recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.
(4)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposals of studio assets primarily related to studio property and equipment. Amount is net of $1,647 for gains on lease terminations related to leases for which the Company had recognized accelerated right-of-use asset amortization.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the consolidated balance sheets:

December 31, 2023
Balance at December 31, 2022	$—
Charges incurred	8,707
Payments	(6,525)
Balance at December 31, 2023	$2,182

Note 19 – Subsequent Events

Lindora acquisition

On December 1, 2023, the Company entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8,500. The transaction also includes up to $1,000 of contingent consideration which is subject to the achievement of certain milestones. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. Lindora Wellness, Inc. has owned and operated each of the Lindora Clinics in California for at least 25 years and currently owns and operates 30 Lindora Clinics in California and a single Lindora Clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness, Inc. signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness, Inc. will continue to operate its Lindora Clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements the Company's existing brands and will help the Company deliver on consumers’ increasing demand for a holistic approach to health. Due to the timing of the completion of the acquisition, the Company is currently unable to provide a preliminary purchase price allocation as of the date of this filing.

Sixth amendment to Credit Agreement

On February 13, 2024, the Company entered into a sixth amendment to the Credit Agreement. The amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38,701 (the “Sixth Amendment Incremental Term Loans”), the proceeds of which will be used to repay an aggregate of $38,701 million in existing term loans under Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Amendment also extends the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

Divestiture of Stride brand

On February 13, 2024, the Company entered into an asset purchase agreement with a buyer, pursuant to which the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and stockholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the next year. The divestiture allows the Company to better focus and utilize its resources on its other brands. The assets divested did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such are not presented and disclosed as assets held for sale in the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated 2013 Framework.

Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider trading arrangements and policies

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this Annual Report on Form 10-K.

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

(b) The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c) Not applicable.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333-257443	3.2	07/22/2021
3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333-257443	3.4	07/16/2021
3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.5	06/29/2021
3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.6	06/29/2021
4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333-257443	4.1	06/25/2021
4.2	Description of Securities.	10-K	000-40638	4.2	03/07/2022
10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333-257443	10.12	06/29/2021
10.2	Form of Registration Rights Agreement among Xponential Fitness, Inc. and the Investors named therein.	S-1	333-257443	10.15	06/25/2021
10.3	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333-257443	10.26	06/25/2021
10.4	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333-257443	10.1	06/25/2021
10.5	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333-257443	10.8	06/25/2021
10.6	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333-257443	10.13	07/16/2021
10.7	Form of Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-1/A	333-257443	10.16	07/16/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	Form of Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-1/A	333-257443	10.17	07/16/2021
10.9	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award.+	S-1/A	333-257443	10.28	07/16/21
10.10	Employment Agreement dated as of July 1, 2021 by and between Xponential Fitness, LLC and Anthony Geisler.+	S-1/A	333-257443	10.18	07/16/21
10.11	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333-257443	10.19	06/25/2021
10.12	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Sarah Luna.+	S-1	333-257443	10.22	06/25/2021
10.13	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Ryan Junk.+	S-1	333-257443	10.21	06/25/2021
10.14	First Amended and Restated Phantom Equity Plan of Club Pilates Franchise, LLC.+	S-1	333-257443	10.24	06/25/2021
10.15	First Amended and Restated Phantom Equity Plan of CycleBar Holdco, LLC.+	10-K	000-40638	10.16	03/07/2022
10.16	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333-257443	10.27	06/29/2021
10.17	First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC.	S-1	333-257443	10.23	06/25/2021
10.18	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.	10-Q	001-40638	10.1	05/13/2022
10.19	Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	10-Q	001-40638	10.1	11/10/2022
10.20	Fourth Amendment, dated as of January 9, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	03/06/2023
10.21	Underwriting Agreement, dated as of February 7, 2023, by and among the Company, Xponential Intermediate Holdings, LLC, BofA Securities, Inc., Jefferies LLC, as representatives of the several underwriters named in Schedule A thereto and the selling stockholders named in Schedule B thereto.	8-K	001-40638	1.1	02/10/2023
10.22	Non-Employee Director Compensation Policy, dated April 25, 2023.	10-Q	001-40638	10.1	08/7/2023
10.23	Waiver, dated as of June 30, 2023, by and among the Company and the MSD entities, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.2	08/7/2023

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24	Waiver, dated as of June 30, 2023, by and among the Company and DE Shaw, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.3	08/7/2023
10.25	Fifth Amendment, dated as of August 3, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	11/8/2023
10.26	Confirmation—Issuer Forward Repurchase Transaction, between the Company and Bank of America, N.A., dated August 8, 2023.	8-K	001-40638	10.1	08/8/2023
10.27*	Employment Agreement dated as of October 9, 2023 by and between Xponential Fitness, LLC and Andrew Hagopian. +
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Regarding the Recoupment of Certain Compensation Payments, dated October 26, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xponential Fitness, Inc.

Date: March 1, 2024	By:	/s/ Anthony Geisler
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

Name	Title	Date

/s/ Anthony Geisler	Chief Executive Officer and Director (principal executive officer)	March 1, 2024
Anthony Geisler

/s/ John Meloun	Chief Financial Officer (principal financial and accounting officer)	March 1, 2024
John Meloun

/s/ Mark Grabowski	Chairman of the Board	March 1, 2024
Mark Grabowski

/s/ Brenda Morris	Director	March 1, 2024
Brenda Morris

/s/ Chelsea Grayson	Director	March 1, 2024
Chelsea Grayson

/s/ Jair Clarke	Director	March 1, 2024
Jair Clarke