Form 10-Q
period 2024-03-31
Xponential Fitness, Inc.
filed 2024-05-06
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of April 26, 2024 was 31,584 and 16,488 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$27,218	$37,094
Accounts receivable, net (Note 10)	32,242	32,751
Inventories	15,270	14,724
Prepaid expenses and other current assets	5,661	5,856
Deferred costs, current portion	7,332	6,620
Notes receivable from franchisees, net	65	203
Total current assets	87,788	97,248
Property and equipment, net	19,436	19,502
Right-of-use assets	55,623	71,413
Goodwill	173,947	171,601
Intangible assets, net	124,105	120,149
Deferred costs, net of current portion	45,546	46,541
Notes receivable from franchisees, net of current portion	647	802
Other assets	1,350	1,442
Total assets	$508,442	$528,698
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$24,995	$19,119
Accrued expenses	12,734	14,088
Deferred revenue, current portion	30,110	34,674
Current portion of long-term debt	5,147	4,760
Other current liabilities	19,409	19,666
Total current liabilities	92,395	92,307

Deferred revenue, net of current portion	115,866	117,305
Contingent consideration from acquisitions (Note 16)	12,971	8,666
Long-term debt, net of current portion, discount and issuance costs	318,812	319,261
Lease liability	54,258	70,141
Other liabilities	5,625	9,152
Total liabilities	599,927	616,832
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of March 31, 2024 and December 31, 2023	122,766	114,660
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 31,582 and 30,897 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,488 and 16,566 shares issued, and 16,413 and 16,491 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	506,017	521,998
Receivable from shareholder (Note 10)	(15,775)	(15,426)
Accumulated deficit	(632,994)	(630,127)
Treasury stock, at cost, 75 shares outstanding as of March 31, 2024 and December 31, 2023	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(144,444)	(125,247)
Noncontrolling interests	(69,807)	(77,547)
Total stockholders' deficit	(214,251)	(202,794)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$508,442	$528,698

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue, net:
Franchise revenue	$41,754	$32,966
Equipment revenue	13,900	13,094
Merchandise revenue	8,173	7,164
Franchise marketing fund revenue	7,832	6,211
Other service revenue	7,862	11,255
Total revenue, net	79,521	70,690
Operating costs and expenses:
Costs of product revenue	14,391	14,035
Costs of franchise and service revenue	5,121	4,032
Selling, general and administrative expenses (Note 10)	37,155	34,885
Depreciation and amortization	4,436	4,197
Marketing fund expense	6,515	5,006
Acquisition and transaction expenses	4,515	15,742
Total operating costs and expenses	72,133	77,897
Operating income (loss)	7,388	(7,207)
Other (income) expense:
Interest income	(363)	(636)
Interest expense	11,545	7,977
Other expense	609	554
Total other expense	11,791	7,895
Loss before income taxes	(4,403)	(15,102)
Income tax benefit	(47)	(123)
Net loss	(4,356)	(14,979)
Less: net loss attributable to noncontrolling interests	(1,489)	(4,996)
Net loss attributable to Xponential Fitness, Inc.	$(2,867)	$(9,983)

Net loss per share of Class A common stock:
Basic	$(0.30)	$(1.38)
Diluted	$(0.30)	$(1.38)
Weighted average shares of Class A common stock outstanding:
Basic	31,125	30,754
Diluted	31,125	30,754

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(9,264)	—	—	9,264	—
Vesting of restricted share units	607	—	—	—	—	—	—	—	—	—	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Balance at March 31, 2024	31,582	$3	16,488	$2	75	$(1,697)	$506,017	$(15,775)	$(632,994)	$(69,807)	$(214,251)

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

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,356)	$(14,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,436	4,197
Amortization and write off of debt issuance costs	72	283
Amortization and write off of discount on long-term debt	1,325	609
Change in contingent consideration from acquisitions	4,087	15,742
Non-cash lease expense	2,205	1,212
Bad debt expense (recovery)	(8)	(21)
Equity-based compensation	3,942	6,056
Non-cash interest	(318)	(478)
Gain on disposal of assets	(2,905)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	524	3,230
Inventories	(546)	(2,098)
Prepaid expenses and other current assets	195	(3,083)
Operating lease liabilities	(1,657)	(1,228)
Deferred costs	283	138
Notes receivable, net	1	2
Accounts payable	4,782	2,794
Accrued expenses	(2,320)	433
Other current liabilities	2,389	(1,800)
Deferred revenue	(6,003)	624
Other assets	92	(68)
Other liabilities	(3,525)	(214)
Net cash provided by operating activities	2,695	11,351
Cash flows from investing activities:
Purchases of property and equipment	(855)	(2,127)
Proceeds from sale of assets	346	—
Purchase of intangible assets	(509)	(470)
Notes receivable payments received	314	212
Acquisition of business	(8,500)	—
Net cash used in investing activities	(9,204)	(2,385)
Cash flows from financing activities:
Borrowings from long-term debt	38,701	126,100
Payments on long-term debt	(39,891)	(1,065)
Debt issuance costs	(269)	(115)
Payment of preferred stock dividend	(1,872)	(1,320)
Payments for taxes related to net share settlement of restricted share units	—	(7,935)
Payments for redemption of preferred stock	—	(130,766)
Payments for distributions to Pre-IPO LLC Members	(36)	—
Loan to shareholder (Note 10)	—	(3,100)
Net cash used in financing activities	(3,367)	(18,201)
Decrease in cash, cash equivalents and restricted cash	(9,876)	(9,235)
Cash, cash equivalents and restricted cash, beginning of period	37,094	37,370
Cash, cash equivalents and restricted cash, end of period	$27,218	$28,135

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$9,857	$7,036
Income taxes paid, net	60	550
Noncash investing and financing activity:
Capital expenditures accrued	$2,116	$1,169
Adjustment of convertible preferred stock to redemption value	8,106	62,660
Liability-classified restricted stock units vested	—	2,250
Deemed contribution from redemption of convertible preferred stock	—	12,679
Accrued tax withholding related to convertible preferred stock dividend	104	749
Contingent consideration upon acquisition	446	—
Debt issuance costs paid-in-kind - long-term debt	4,059	—

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”), was formed as a Delaware corporation on January 14, 2020 for the purpose of facilitating an initial public offering (“IPO”) and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

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

As of March 31, 2024, the Company’s portfolio of ten brands consists of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “Row House,” a rowing concept that provides an effective and efficient workout centered around the sport of rowing; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one and 87 company-owned transition studios as of March 31, 2024 and 2023, respectively.

On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. See Note 3 for additional information.

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

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On January 2, 2024, the Company acquired Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the Lindora wellness brand (the “Lindora Franchisor” or “Lindora”), and has included the results of operations of Lindora in its condensed consolidated statements of operations from the acquisition date forward. See Note 3 for additional information.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – The Company operates in one reportable and operating segment. The Company generated $3,051 and $2,980 of revenue outside of the United States during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company did not have material assets located outside of the United States.

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

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $10,511 and $9,333 at March 31, 2024 and December 31, 2023, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2024	$1,135	$2,184	$3,319
Bad debt expense (recovery) recognized during the period	(14)	6	(8)
Write-off of uncollectible amounts	(31)	—	(31)
Balance at March 31, 2024	$1,090	$2,190	$3,280

Accrued expenses – Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued compensation	$3,763	$4,798
Contingent consideration from acquisitions, current portion	1,850	1,564
Sales tax accruals	986	1,642
Legal accruals	1,731	1,343
Other accruals	4,404	4,741
Total accrued expenses	$12,734	$14,088

Other current liabilities – Other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Lease liabilities, short-term	$6,461	$9,109
Promissory note, current portion	3,406	3,345
Tax receivable agreement liability, current portion	2,892	2,892
Other current liabilities	6,650	4,320
Total other current liabilities	$19,409	$19,666

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Profit Interest Awards – In March 2024, the FASB issued ASU No. 2024-01, “Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” ASU 2024-01 clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

On June 5, 2023, the Company entered into an Asset Purchase Agreement to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition was expected to enhance the operational performance of the 14 Rumble studios as the Company prepares them to be licensed to new franchisees. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expenses.

Under the Asset Purchase Agreement, consideration for the acquisition included $1, which was recorded as a reduction to receivable from shareholder. The Company also agreed to assume liabilities aggregating $1,450, which is expected to be reimbursed to the Company upon the sale of XPO Inc. common stock owned by the Rumble Sellers. In connection with the transaction, the Company wrote down intangible assets related to franchise agreements, net of reacquired franchise rights, in the amount of $7,238. The Company determined the estimated fair values assigned to assets acquired and liabilities assumed after review and consideration of relevant information as of the acquisition date. The fair values are based on management's estimates and assumptions, which include Level 3 unobservable inputs, and are determined using generally accepted valuation techniques.

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

During the three months ended March 31, 2024 and 2023, the Company refranchised operations at ten and three company-owned transition studios, respectively, received no proceeds in either period, and recorded a net loss of $122 and $0 on disposal of the studio assets, respectively. During the three months ended March 31, 2024 and 2023, the Company also ceased operations at 11 and 0 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

On December 31, 2023, the Company entered into agreements to sell six Rumble company-owned transition studios (the “Rumble Held for Sale Studios”). These agreements triggered the reclassification of Rumble Held for Sale Studios to assets held for sale. Based on the expected net sales proceeds the Company determined the Rumble Held for Sale Studios to be fully impaired and recognized an impairment of $2,190, within impairment of goodwill and other assets, for studio assets during the year ended December 31, 2023, consisting of property and equipment of $985 and reacquired franchise assets of $1,205. The sale was completed during the three months ended March 31, 2024.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three months ended March 31, 2024 and 2023, the Company did not record any impairment charges related to studio assets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Xponential Procurement Services Acquisition

On December 29, 2023, the Company entered into a Membership Interest Purchase Agreement whereby the Company acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the XPS seller. The aggregate purchase consideration for the acquisition was $9,930. The purchase price consisted of cash consideration of $3,467 and a promissory note with a fair value of $6,463 payable in two equal installments due on July 1, 2024 and July 1, 2025. The current portion of the promissory note is included in other current liabilities and the non-current portion is included in other liabilities in the Company’s condensed consolidated balance sheets.

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

Lindora Acquisition

On December 1, 2023, the Company entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8,500. The transaction also includes up to $1,000 of contingent consideration which is subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. (“Lindora Wellness”). Lindora Wellness has owned and operated each of the Lindora Clinics in California for at least 25 years and currently owns and operates 30 Lindora Clinics in California and a single Lindora Clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness will continue to operate its Lindora Clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. The acquisition of Lindora complements the Company's existing brands and will help the Company deliver on consumers’ increasing demand for a holistic approach to health.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to intangible assets acquired are based on management's estimates and assumptions. The acquisition was not material to the results of operations of the Company.

The following summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

Amount
Trademarks	$2,700
Franchise Agreements	3,900
Goodwill	2,346
Total assets acquired	$8,946

The goodwill recognized in this acquisition was attributable to the synergies that the Company expects to achieve. The fair values, which are Level 3 measurements, of the recognizable intangible assets are comprised of trademarks and franchise agreements. The fair value of the trademarks was estimated by the relief from royalty method and are considered to have an eleven-year life. The fair value of the franchise agreements was based on the excess earnings method and are considered to have a ten-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible.

During the three months ended March 31, 2024 and 2023, the Company incurred $428 and $0, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.

Divestiture of Stride brand

On February 13, 2024, the Company entered into an asset purchase agreement with a buyer, pursuant to which the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and shareholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the 12-month period following divestiture. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $279, which was included within selling, general and administration expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the three months ended March 31, 2024. Other deferred revenue amounts of $18,472 are excluded from the table as the original expected duration of the contracts is one year or less.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

	Franchise development fees	Brand fees	Total
Balance at December 31, 2023	$127,162	$2,540	$129,702
Revenue recognized that was included in deferred revenue at the beginning of the year	(6,922)	(794)	(7,716)
Increase, excluding amounts recognized as revenue during the period	5,462	56	5,518
Balance at March 31, 2024	$125,702	$1,802	$127,504

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2024	$7,897	$974	$8,871
2025	10,584	414	10,998
2026	11,415	414	11,829
2027	12,667	—	12,667
2028	12,819	—	12,819
Thereafter	70,320	—	70,320
	$125,702	$1,802	$127,504

The following table reflects the components of deferred revenue:

	March 31,	December 31,
	2024	2023
Franchise and area development fees	$125,702	$127,162
Brand fees	1,802	2,540
Equipment and other	18,472	22,277
Total deferred revenue	145,976	151,979
Non-current portion of deferred revenue	115,866	117,305
Current portion of deferred revenue	$30,110	$34,674

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, there were approximately $4,127 and $4,126 of current deferred costs and approximately $45,243 and $46,221 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $2,845 and $2,035 for the three months ended March 31, 2024 and 2023, respectively.

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

At March 31, 2024 and December 31, 2023, the principal balance of the notes receivable was approximately $2,902 and $3,189, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Furniture and equipment	$4,074	$4,258
Computers and software	22,844	20,231
Vehicles	635	635
Leasehold improvements	7,020	7,434
Construction in progress	1,672	2,505
Less: accumulated depreciation	(16,809)	(15,561)
Total property and equipment	$19,436	$19,502

Depreciation expense for the three months ended March 31, 2024 and 2023, was $1,488 and $1,242, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the three months ended March 31, 2024, there was an increase of $2,346 in previously reported goodwill due to the acquisition of Lindora as discussed in Note 3. The carrying value of goodwill at March 31, 2024 and December 31, 2023, totaled $173,947 and $171,601, respectively. Cumulative goodwill impairment was $10,113 at March 31, 2024 and December 31, 2023.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Intangible assets consisted of the following:

		March 31, 2024			December 31, 2023
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(5,072)	$18,338	$20,710	$(4,487)	$16,223
Franchise agreements	7.5 – 10	61,600	(31,834)	29,766	57,700	(29,990)	27,710
Reacquired franchise rights	6.2	—	—	—	137	(13)	124
Intellectual property	5	671	(34)	637	671	—	671
Web design and domain	3 – 10	430	(335)	95	430	(307)	123
Deferred video production costs	3	6,111	(3,966)	2,145	5,829	(3,698)	2,131
Other intangible assets	1	560	(43)	517	560	—	560
Total definite-lived intangible assets		92,782	(41,284)	51,498	86,037	(38,495)	47,542
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$165,389	$(41,284)	$124,105	$158,644	$(38,495)	$120,149

Amortization expense was $2,948 and $2,955, for the three months ended March 31, 2024 and 2023, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2024	$8,982
2025	10,566
2026	7,419
2027	5,916
2028	5,750
Thereafter	12,865
Total	$51,498

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (12.09% at March 31, 2024).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2024, the Company was in compliance with these covenants.

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

On February 13, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38,701, with an original issue discount of $4,059, (the “Sixth Amendment Incremental Term Loans”), the original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38,701 in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1,287 and (ii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

In connection with the Sixth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans of $23 and wrote off original issue discount of $452 related to the repayment of a portion of the Term Loans, which were included in interest expense for the three months ended March 31, 2024.

The Company incurred debt issuance costs of $269 and $115 for the three months ended March 31, 2024 and 2023, respectively. Debt issuance cost amortization and write off amounted to $72 and $283 for the three months ended March 31, 2024 and 2023, respectively. Unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, were $415 and $218, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of March 31, 2024 and December 31, 2023, was $7,013 and $4,279, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of March 31, 2024 were as follows:

Amount
Remainder of 2024	$3,860
2025	5,147
2026	322,380
Total	$331,387

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The carrying value of the Company’s long-term debt approximated fair value as of March 31, 2024 and December 31, 2023, due to the variable interest rate, which is a Level 2 input, or proximity of debt issuance date to the balance sheet date.

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

ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. There were no ROU asset impairment charges during the three months ended March 31, 2024 and 2023.

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	March 31, 2024	December 31, 2023
ROU assets, net	Right-of-use assets	$55,623	$71,413
Lease liabilities, short-term	Other current liabilities	$6,461	$9,109
Lease liabilities, long-term	Lease liability	$54,258	$70,141

Components of lease expense during the three months ended March 31, 2024 and 2023, are summarized as follows:

	For the three months ended March 31,
	2024	2023
Operating lease costs	$3,774	$2,150
Variable lease costs	173	347
Total	$3,947	$2,497

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Supplemental cash flow information related to operating leases during the three months ended March 31, 2024 and 2023, are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,741	$1,963
Lease liabilities arising from new ROU assets	$—	$11,621

Other information related to leases is summarized as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	6.7	6.7
Weighted average discount rate	9.5%	8.4%

Maturities of lease liabilities as of March 31, 2024 are summarized as follows:

Amount
Remainder of 2024	$10,956
2025	13,224
2026	13,045
2027	12,453
2028	10,355
Thereafter	23,661
Total future lease payments	83,694
Less: imputed interest	22,975
Total	$60,719

Note 10 – Related Party Transactions

The Company had numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consisted of borrowings from and payments to the Member and other related parties that were under common control of the Parent.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the three months ended March 31, 2024 and 2023, the Company recorded $349 and $487 of interest in kind, respectively, which was recorded as an increase to receivable from shareholder within equity.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of March 31, 2024, the former owner of Row House borrowed $360, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 85 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 87 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $2,104 and $1,232, during the three months ended March 31, 2024 and 2023, respectively, from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from a franchisee who is also a member of senior management of the Company. Revenues from this affiliate, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $68 and $136 for the three months ended March 31, 2024 and 2023, respectively. Included in accounts receivable as of March 31, 2024 and December 31, 2023, is $3 and $2, respectively, for such sales. The Company provided $239 of studio support during the three months ended March 31, 2024 to this franchisee.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of March 31, 2024.

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

At March 31, 2024 and December 31, 2023, the Company recognized the preferred maximum redemption value of $122,766 and $114,660, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at March 31, 2024 and December 31, 2023). The recording of the preferred maximum redemption value was treated as deemed contribution (dividend), which was included in the calculation of earnings (loss) per share and resulted in a net decrease of $8,106 and $62,660 to additional paid-in-capital for the three months ended March 31, 2024 and 2023, respectively.

Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three months ended March 31, 2024 and 2023, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 78 and 1,451 shares of Class A common stock on a one-for-one basis, respectively.

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

During 2024 and 2023, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of March 31, 2024:

Owner	Units Owned	Ownership percentage
XPO Inc.	31,582	65.7%
Noncontrolling interests	16,488	34.3%
Total	48,070	100.0%

Note 13 – Equity Compensation

Profit interest units –

Under the pre-IPO plan, the Parent granted profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. At March 31, 2024, the Company had $1 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.36 years for the time-based grants.

Liability classified restricted stock units –

In November 2021, the Company granted RSU awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the first quarter of 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. During the fourth quarter of 2023, the Company determined that it is no longer probable that the EBITDA targets will be achieved for the remaining RSU awards granted in November 2021. Accordingly, the Company reversed all previously recognized stock-based compensation expense related to these awards.

Equity classified restricted stock units –

The following table summarizes activity for RSUs for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	1,587	$18.27
Issued	429	$13.47
Vested	(607)	$17.50
Forfeited, expired, or canceled	(11)	$19.00
Outstanding at March 31, 2024	1,398	$18.12

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

During 2022, included in the RSUs described above, the Company granted 171 performance-based RSUs at a weighted average grant-date closing price of $18.25 per share. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period of three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During 2022, the performance metrics related to 18 performance-based RSUs fell below the minimum threshold and as a result, the Company cancelled these previously granted performance-based RSUs and reversed the previously recorded expense. During 2023, 36 performance-based RSUs were earned and issued as shares and seven performance-based RSUs were cancelled or forfeited. During the three months ended March 31, 2024, 34 performance-based RSUs were earned and issued as shares and 11 performance-based RSUs were forfeited. During 2024, the Company granted 42 performance-based RSUs at a weighted average grant-date closing price of $16.54 per share. As of March 31, 2024, the achievement of remaining performance metrics is considered probable.

Stock-Based Compensation Expense –

Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	For the three months ended March 31,
	2024	2023
Selling, general and administrative	$3,942	$6,056
Total stock-based compensation expense, before tax	3,942	6,056
Income tax benefit	136	718
Total stock-based compensation expense, after tax	$3,806	$5,338

Income tax benefit relates to vested RSUs, due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At March 31, 2024, the Company had $22,075 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.13 years.

Included in the total stock-based compensation expense above, the Company recorded $689 of stock-based compensation for the three months ended March 31, 2024, related to a stock-based incentive bonus plan that the Company plans to settle by issuing fully vested RSUs to employees. The $689, which is recorded as accrued expenses in the condensed consolidated balance sheets, is for the eligible employees included in the Company’s 2024 annual bonus plan and is expected to be settled during the first quarter of 2025 if certain performance metrics for the Company are met in 2024.

Note 14 – Income Taxes and Tax Receivable Agreement

The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 65.7% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three months ended March 31, 2024 and 2023, is 1.1% and 1.0%, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized income tax benefit of $47 and $123, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 34.3%, and 33.7%, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

As of March 31, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction, many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2019 through 2023. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

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

As of March 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $2,892 and $1,712 of the current and non-current portions of the TRA, respectively, $77,171 of the TRA liability was not recorded as of March 31, 2024. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 15 – Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the period. Diluted earnings (loss) per share of Class A common stock has been computed by dividing net income (loss) attributable to XPO Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc., a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also exists at the XPO Holdings level. The Company applies the two-class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings (loss) per share.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 16,468 shares and 18,564 shares for the three months ended March 31, 2024 and 2023, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(4,356)	$(14,979)
Less: net loss attributable to noncontrolling interests	4,939	24,588
Less: dividends on preferred shares	(1,863)	(2,069)
Less: deemed dividend	(8,106)	(62,660)
Add: deemed contribution from redemption of convertible preferred stock	—	12,679
Net loss attributable to XPO Inc. - basic and diluted	(9,386)	(42,441)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	31,125	30,754

Net loss per share attributable to Class A common stock - basic	$(0.30)	$(1.38)
Net loss per share attributable to Class A common stock - diluted	$(0.30)	$(1.38)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,291	1,781
Conversion of Class B common stock to Class A common stock	16,413	16,656
Convertible preferred stock	7,963	7,963
Treasury share options	75	75
Rumble contingent shares	2,024	2,024
Profits interests, time vesting	1	4

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 16 – Contingencies and Litigation

Litigation – On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. The Company intends to defend itself in this litigation. The Company recorded an accrual for estimated loss contingencies associated with this matter in an amount equal to $900, which is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2024, based on currently available information. The accrual does not reflect the Company’s views of the merits of claims in this action.

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

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing Xponential and the individual defendants to improve Xponential’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action.

SEC investigation – On December 5, 2023, the Company was contacted by the Securities and Exchange Commission (the “SEC”), requesting that the Company provide it with certain information and documents. The Company intends to cooperate fully with the SEC in this matter. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from the SEC investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

The Company is subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position; however, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period. The Company accrued for estimated legal liabilities and has entered into certain settlement agreements to resolve legal disputes and recorded $831 and $443 which is included in accrued expenses in the condensed consolidated balance sheets, as of March 31, 2024 and December 31, 2023, respectively.

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis. During the three months ended March 31, 2024 and 2023, the Company recorded an increase of $4,450 and $15,975 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At March 31, 2024 and December 31, 2023, contingent consideration totals $12,329 and $7,879, respectively, recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ending December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $41 and $49 during the three months ended March 31, 2024 and 2023, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $(363) and $(233) during the three months ended March 31, 2024 and 2023, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $0 during the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, contingent consideration was $1,746 and $1,564 recorded as accrued expenses, respectively, and $283 and $787 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

In addition, in connection with the October 2021 acquisition of BFT, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid. The Company believes the likelihood of a cancellation payment being required is remote as of March 31, 2024, and, therefore no accrual has been recorded.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $17 during the three months ended March 31, 2024, which was recorded as interest expense. At March 31, 2024, contingent consideration was $104 and $359 recorded as accrued expenses and contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of March 31, 2024 and December 31, 2023, $237 and $536 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees –The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $1,644 and $2,755 as of March 31, 2024 and December 31, 2023, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of March 31, 2024 and December 31, 2023, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024; however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2024 totaling approximately $16,000 to $20,000 for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

During the three months ended March 31, 2024, the Company recognized total restructuring charges of $6,934, primarily for contract termination and other associated costs, loss on lease termination and sale or disposal of assets, and other restructuring charges.

The components of the restructuring charges are as follows:

Three months ended March 31,
2024
Contract termination and other associated costs (1)	522
Loss on lease termination and sale or disposal of assets, net (2)(3)	4,196
Other restructuring costs (1)	2,216
Total restructuring charges, net	$6,934

(1)
These charges are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.
(2)
Charges of $96 are recorded in cost of product revenues and charges of $4,100 are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.
(3)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount is net of, among other things, a $3,636 gain on lease termination related to a lease for which the Company had recognized accelerated right-of-use asset amortization.

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

March 31, 2024
Balance at December 31, 2023	$2,182
Charges incurred	10,013
Payments	(5,556)
Balance at March 31, 2024	$6,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Factors Affecting Our Results of Operations” and “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2023.

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company” or “XPO Inc.,” “we,” “us,” and “our”), is the largest global franchisor of boutique fitness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 65.7% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of ten brands spanning across verticals including Pilates, indoor cycling, barre, stretching, rowing, dancing, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states and 22 additional countries as of March 31, 2024. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; Row House, the largest franchised indoor rowing brand in the United States; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024.

As of March 31, 2024, 2,724 studios were open in North America and franchisees were contractually committed to open 1,914 additional studios under existing franchise agreements. In addition, as of March 31, 2024, we had 432 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,045 new studios, of which master franchisees have sold 265 licenses for studios not yet opened as of March 31, 2024.

During the three months ended March 31, 2024 and 2023, we generated revenue outside the United States of $3.1 million and $3.0 million, respectively. As of March 31, 2024 and December 31, 2023, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Lindora Acquisition

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8.5 million. The transaction also includes up to $1.0 million of contingent consideration which is subject to the achievement of certain milestones. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. (“Lindora Wellness”). Lindora Wellness has owned and operated each of the Lindora Clinics in California for at least 25 years and currently owns and operates 30 Lindora Clinics in California and a single Lindora Clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness will continue to operate its Lindora Clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements our existing brands and will help us deliver on consumers’ increasing demand for a holistic approach to health. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

Divestiture of Stride brand

On February 13, 2024, we entered into an asset purchase agreement with a buyer, pursuant to which we divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and one of our shareholders. We received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $0.3 million payable over the 12-month period following divestiture. The divestiture allows us to better focus and utilize our resources on our other brands.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024; however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three months ended March 31, 2024, we recognized total restructuring charges of $6.9 million, net of gains, primarily for contract termination and other associated costs, loss on lease termination and sale or disposal of assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2024 totaling approximately $16.0 million to $20.0 million for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2024.

Once completed we estimate annualized gross savings of approximately $13.5 million to $15.5 million under the restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, we believe that the most significant factors affecting our results of operations include:

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

The following table sets forth the total number of operating studios in North America for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Franchisee-owned studios:
Studios operated at beginning of period	2,639	2,282
New studio openings	85	82
Refranchised studios (1)	10	3
Defranchised studios (2)	—	(35)
Studios no longer operating	(11)	(1)
Studios operated at end of period	2,723	2,331

Company-owned transition studios:
Studios operated at beginning of period	22	54
New studio openings	—	—
Franchise acquisitions (2)	—	35
Refranchised studios(1)	(10)	(3)
Studios no longer operating	(11)	—
Studios operated at end of period	1	86

Total Studios:
Studios operated at beginning of period	2,661	2,336
New studio openings	85	82
Studios no longer operating	(22)	(1)
Studios operated at end of period	2,724	2,417

Studios contributing to AUV
Operating studios (end of period)	2,724	2,417
Studios no longer operating but generated sales in the period	70	—
Less: studios less than 6 months old	(323)	(286)
Less: non-traditional studio locations	(10)	(7)
Less: studios with no sales in the period	(28)	(11)
Total	2,433	2,113

Studios contributing to same store sales
Operating studios (end of period)	2,724	2,417
Studios no longer operating but generated sales in the period	6	—
Less: studios less than 13 months old	(480)	(407)
Less: non-traditional studio locations	(9)	(3)
Less: studios without 13 months of consecutive sales	(76)	(49)
Total	2,165	1,958

(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(2)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total Studios
Studios operated at beginning of period	411	312
New studio openings	26	34
Studios no longer operating	(5)	(1)
Studios operated at end of period	432	345

The following table sets forth the total number of operating studios globally for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total Studios
Studios operated at beginning of period	3,072	2,648
New studio openings	111	116
Studios no longer operating	(27)	(2)
Studios operated at end of period	3,156	2,762

The following table sets forth our key performance indicators for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
System-wide sales	$401,113	$321,979
Number of new studio openings globally, gross	111	116
Number of studios operating globally (cumulative total as of period end)	3,156	2,762
Number of licenses sold globally (cumulative total as of period end)(1)	6,365	5,575
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,045	1,078
AUV (LTM as of period end)	$621	$525
Quarterly AUV (run rate)	$596	$547
Same store sales	9%	19%

(1)
Global franchise licenses sold are presented gross of terminations.

The following table presents additional information related to our studio and license key performance indicators for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	North America	International	Global	North America	International	Global
Total Operating Studios:
Studios operating at beginning of period	2,661	411	3,072	2,336	312	2,648
New studio openings, net	63	21	84	81	33	114
Studios operating at end of period	2,724	432	3,156	2,417	345	2,762
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	5,433	759	6,192	4,805	582	5,387
New franchise license sales	120	53	173	147	41	188
Franchise licenses sold (total end of period)	5,553	812	6,365	4,952	623	5,575

Studios Obligated to Open Internationally under MFAs:	March 31, 2024			March 31, 2023
Gross studios obligated to open under MFAs		1,461			1,408
Less: studios opened under MFAs		416			330
Remaining studios obligated to open under MFAs		1,045			1,078
Licenses sold by master franchisees, net (2)		265			235

(1)
Global franchise licenses sold are presented gross of terminations.
(2)
Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

All metrics above are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information of Stride prior to the divestiture by the Company in February 2024. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

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

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 25 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

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

Results of Operations

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue, net:
Franchise revenue	$41,754	$32,966
Equipment revenue	13,900	13,094
Merchandise revenue	8,173	7,164
Franchise marketing fund revenue	7,832	6,211
Other service revenue	7,862	11,255
Total revenue, net	79,521	70,690
Operating costs and expenses:
Costs of product revenue	14,391	14,035
Costs of franchise and service revenue	5,121	4,032
Selling, general and administrative expenses	37,155	34,885
Depreciation and amortization	4,436	4,197
Marketing fund expense	6,515	5,006
Acquisition and transaction expenses	4,515	15,742
Total operating costs and expenses	72,133	77,897
Operating income (loss)	7,388	(7,207)
Other (income) expense:
Interest income	(363)	(636)
Interest expense	11,545	7,977
Other expense	609	554
Total other expense	11,791	7,895
Loss before income taxes	(4,403)	(15,102)
Income tax benefit	(47)	(123)
Net loss	$(4,356)	$(14,979)

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue, net:
Franchise revenue	53%	47%
Equipment revenue	17%	19%
Merchandise revenue	10%	10%
Franchise marketing fund revenue	10%	9%
Other service revenue	10%	15%
Total revenue, net	100%	100%
Operating costs and expenses:
Costs of product revenue	18%	20%
Costs of franchise and service revenue	6%	6%
Selling, general and administrative expenses	47%	49%
Depreciation and amortization	6%	6%
Marketing fund expense	8%	7%
Acquisition and transaction expenses (income)	6%	22%
Total operating costs and expenses	91%	110%
Operating income (loss)	9%	(10)%
Other (income) expense:
Interest income	(1)%	(1)%
Interest expense	15%	11%
Other expense	1%	1%
Total other expense	15%	11%
Loss before income taxes	(6)%	(21)%
Income taxes (benefit)	—%	—%
Net loss	(6)%	(21)%

Three Months Ended March 31, 2024 and 2023

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 versus the three months ended March 31, 2023.

Revenue

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Franchise revenue	$41,754	$32,966	$8,788	26.7%
Equipment revenue	13,900	13,094	806	6.2%
Merchandise revenue	8,173	7,164	1,009	14.1%
Franchise marketing fund revenue	7,832	6,211	1,621	26.1%
Other service revenue	7,862	11,255	(3,393)	(30.1)%
Total revenue, net	$79,521	$70,690	$8,831	12.5%

Total revenue. Total revenue was $79.5 million in the three months ended March 31, 2024, compared to $70.7 million in the three months ended March 31, 2023, an increase of $8.8 million, or 13%. The increase in total revenue was primarily due to an increase in the number of open studios.

Franchise revenue. Franchise revenue was $41.8 million in the three months ended March 31, 2024, compared to $33.0 million in the three months ended March 31, 2023, an increase of $8.8 million, or 27%. Franchise revenue consisted of franchise royalty fees of $27.5 million, franchise territory fees of $7.3 million, technology fees of $4.2 million and training fees of $2.8 million in the three months ended March 31, 2024, compared to franchise royalty fees of $21.6 million, franchise territory fees of $5.2 million, technology fees of $3.6 million and training fees of $2.6 million in the three months ended March 31, 2023. The increase in franchise royalty fees, technology fees and training fees was primarily due to a 9% increase in same store sales and 405 net new studio openings globally since March 31, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase in franchise agreement terminations year-over-year.

Equipment revenue. Equipment revenue was $13.9 million in the three months ended March 31, 2024, compared to $13.1 million in the three months ended March 31, 2023, an increase of $0.8 million, or 6%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended March 31, 2024, totaled 123 compared to 141 in the prior year period, primarily due to the decrease in studio openings compared to the prior year period. The average revenue per installation increased in the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. The increase in average revenue is due to a brand mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $8.2 million in the three months ended March 31, 2024, compared to $7.2 million in the three months ended March 31, 2023, an increase of $1.0 million, or 14%. The increase was due primarily to a higher number of operating studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $7.8 million in the three months ended March 31, 2024, compared to $6.2 million in the three months ended March 31, 2023, an increase of $1.6 million, or 26%. The increase was primarily due to an increase in same store sales and 318 new studio openings in North America since March 31, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $7.9 million in the three months ended March 31, 2024, compared to $11.3 million in the three months ended March 31, 2023, a decrease of $3.4 million, or 30%. The decrease was primarily due to a $3.0 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Costs of product revenue	$14,391	$14,035	$356	2.5%
Costs of franchise and service revenue	5,121	4,032	1,089	27.0%
Selling, general and administrative expenses	37,155	34,885	2,270	6.5%
Depreciation and amortization	4,436	4,197	239	5.7%
Marketing fund expense	6,515	5,006	1,509	30.1%
Acquisition and transaction expenses (income)	4,515	15,742	(11,227)	(71.3)%
Total operating costs and expenses	$72,133	$77,897	$(5,764)	(7.4)%

Costs of product revenue. Costs of product revenue was $14.4 million in the three months ended March 31, 2024, compared to $14.0 million in the three months ended March 31, 2023, an increase of $0.4 million, or 3%, compared to an increase in related revenues of 9%. Costs of product revenue as a percentage of related revenue decreased to 65% in the three months ended March 31, 2024, from 69% in the comparable prior year period. The decrease was due to a higher percentage of non-branded merchandise revenue in 2024 for which we earn a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $5.1 million in the three months ended March 31, 2024, compared to $4.0 million in the three months ended March 31, 2023, an increase of $1.1 million, or 27%. The increase was primarily due to a $0.8 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.2 million in the three months ended March 31, 2024, compared to $34.9 million in the three months ended March 31, 2023, an increase of $2.3 million, or 7%. The increase was primarily attributable to restructuring and related charges of $7.9 million in the current year period and a net increase in other variable expenses of $1.9 million, partially offset by a decrease in salaries and wages of $1.1 million related to a lower average number of company-owned transition studios; decrease in occupancy expenses of $1.7 million primarily related to company-owned transition studios; decrease in financial transaction fees and related expenses of $1.4 million; decrease in legal expenses of $1.2 million related to various legal matters and a decrease in equity-based compensation expense of $2.1 million primarily due to a decrease in the number of equity-classified restricted stock units (“RSUs”) outstanding during the current year period and a decrease in the current year common stock price, resulting in lower expense to be recognized on current-year RSU grants.

Depreciation and amortization. Depreciation and amortization expense was $4.4 million in the three months ended March 31, 2024, compared to $4.2 million in the three months ended March 31, 2023, an increase of $0.2 million, or 6%. The increase was due primarily to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $6.5 million in the three months ended March 31, 2024, compared to $5.0 million in the three months ended March 31, 2023, an increase of $1.5 million, or 30% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expense. Acquisition and transaction expense was $4.5 million in the three months ended March 31, 2024, compared to $15.7 million in the three months ended March 31, 2023, a decrease of $11.2 million, or 71%. This expense primarily represents the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $0.4 million of acquisition related expenses in the current year period.

Other (Income) Expense, net

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Interest income	$(363)	$(636)	$273	(42.9)%
Interest expense	11,545	7,977	3,568	44.7%
Other expense	609	554	55	9.9%
Total other expense, net	$11,791	$7,895	$3,896	49.3%

Interest income. Interest income primarily consists of interest on notes receivable, which was $0.4 million in the three months ended March 31, 2024, compared to $0.6 million in the three months ended March 31, 2023.

Interest expense. Interest expense was $11.6 million in the three months ended March 31, 2024 compared to $8.0 million in the three months ended March 31, 2023, an increase of $3.6 million, or 45%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period and to a $0.2 million increase in write off of debt issuance costs and debt discount related to credit agreement amendments.

Other expense. Other expense consists of TRA expense, which was $0.6 million in the three months ended March 31, 2024, compared to $0.6 million in the three months ended March 31, 2023.

Income Taxes

	Three Months Ended March 31,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Income tax benefit	$(47)	$(123)	$76	(61.8)%

Income tax benefit. Income tax benefit was 1.1% of our share of pre-tax book loss in the three months ended March 31, 2024, compared to 1.0% in the three months ended March 31, 2023.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, loss on brand divestiture, and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(4,356)	$(14,979)
Interest expense, net	11,182	7,341
Income tax benefit	(47)	(123)
Depreciation and amortization	4,436	4,197
EBITDA	11,215	(3,564)
Equity-based compensation	3,942	6,056
Employer payroll taxes related to equity-based compensation	313	474
Acquisition and transaction expenses	4,515	15,742
Litigation expenses	698	2,045
Financial transaction fees and related expenses	195	1,565
TRA remeasurement	609	554
Loss on brand divestiture	279	—
Restructuring and related charges	8,064	—
Adjusted EBITDA	$29,830	$22,872

Liquidity and Capital Resources

As of March 31, 2024, we had $16.7 million of cash and cash equivalents, excluding $10.5 million of restricted cash consisting of marketing fund restricted cash and a guarantee of standby letter of credit.

We require cash principally to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consists of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and together, the “Term Loans”). Affiliates of the lenders also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of March 31, 2024, we were in compliance with these covenants.

On February 13, 2024, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38.7 million, with an original issue discount of $4.1 million, (the “Sixth Amendment Incremental Term Loans”), the original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38.7 million in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1.3 million and (ii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

The total principal amount outstanding on the Term Loans was $331.4 million at March 31, 2024. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At March 31, 2024, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

The following table presents summary cash flow information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$2,695	$11,351
Net cash provided by (used in) investing activities	(9,204)	(2,385)
Net cash provided by (used in) financing activities	(3,367)	(18,201)
Net decrease in cash, cash equivalents and restricted cash	$(9,876)	$(9,235)

Cash Flows from Operating Activities

In the three months ended March 31, 2024, cash provided by operating activities was $2.7 million, compared to $11.4 million in the three months ended March 31, 2023, a decrease in cash provided of $8.7 million. Of the decrease, $4.1 million was due to lower net income after adjustments to reconcile net loss to net cash provided by operating activities and $4.5 million in unfavorable changes in working capital related to deferred revenue, accrued expenses, other liabilities, and accounts receivable, partially offset by favorable changes in working capital related to prepaid expenses and other current assets, other current liabilities, inventories, and accounts payable in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Cash Flows from Investing Activities

In the three months ended March 31, 2024 and 2023, cash used in investing activities was $9.2 million and $2.4 million, respectively. The change year over year in cash used of $6.8 million was primarily attributable to cash used of $8.5 million for our acquisition of Lindora; partially offset by a decrease in cash used to purchase property and equipment of $1.3 million.

Cash Flows from Financing Activities

In the three months ended March 31, 2024, cash used in financing activities was $3.4 million, compared to $18.2 million in the three months ended March 31, 2023, a decrease in cash used of $14.8 million. The decrease in cash used was primarily attributable to prior year payments of $130.8 million related to repurchase of convertible preferred stock, $7.9 million payment for taxes on net share settlements, and a $3.1 million loan to a shareholder compared to no similar payments in the current year. The decrease in cash used was partially offset by net borrowings on long-term debt of $125 million in the prior year compared to net payments on long-term debt of $1.2 million in the current year.

Off-Balance Sheet Arrangements

As of March 31, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $1.6 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of March 31, 2024 no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of March 31, 2024 a $0.2 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk to our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily due to potential interest rate risk and potential increases in inflation. We do not hold financial instruments for trading purposes.

Interest Rate Risk

We are exposed to changes in interest rates as a result of the outstanding balance under our Credit Agreement. Our primary exposure is an increase in SOFR, which increases the interest rate we pay on the outstanding principal balance of our debt. The nature and amount of our long-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Any increases in our outstanding indebtedness will amplify the effects of increased interest rates.

As of March 31 2024, the outstanding principal balance of $331.4 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.3 million.

Inflation Risk

The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022. Although inflation has decreased, interest rates remain high and may continue to increase our interest expense and our operating costs as well as the operating costs of our franchisees. Although we do not believe that inflation has had a material effect on our business, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our filings with the SEC. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Sixth Amendment, dated as of February 13, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

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

Xponential Fitness, Inc. (Registrant)

Date: May 3, 2024	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)