Form 10-Q
period 2024-06-30
Xponential Fitness, Inc.
filed 2024-08-05
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of July 26, 2024 was 32,160 and 16,015 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$26,017	$37,094
Accounts receivable, net (Note 10)	29,771	32,751
Inventories	13,273	14,724
Prepaid expenses and other current assets	8,242	5,856
Deferred costs, current portion	8,066	6,620
Notes receivable from franchisees, net	352	203
Total current assets	85,721	97,248
Property and equipment, net	18,553	19,502
Right-of-use assets	43,387	71,413
Goodwill	163,036	171,601
Intangible assets, net	120,232	120,149
Deferred costs, net of current portion	43,043	46,541
Notes receivable from franchisees, net of current portion	108	802
Other assets	1,159	1,442
Total assets	$475,239	$528,698
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$22,694	$19,119
Accrued expenses	14,411	14,088
Deferred revenue, current portion	29,343	34,674
Current portion of long-term debt	5,147	4,760
Other current liabilities	20,235	19,666
Total current liabilities	91,830	92,307

Deferred revenue, net of current portion	111,232	117,305
Contingent consideration from acquisitions (Note 16)	11,600	8,666
Long-term debt, net of current portion, discount and issuance costs	318,454	319,261
Lease liability	38,047	70,141
Other liabilities	4,831	9,152
Total liabilities	575,994	616,832
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of June 30, 2024 and December 31, 2023	122,903	114,660
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 32,160 and 30,897 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,090 and 16,566 shares issued, and 16,015 and 16,491 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	507,986	521,998
Receivable from shareholder (Note 10)	(16,135)	(15,426)
Accumulated deficit	(642,096)	(630,127)
Treasury stock, at cost, 75 shares outstanding as of June 30, 2024 and December 31, 2023	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(151,937)	(125,247)
Noncontrolling interests	(71,721)	(77,547)
Total stockholders' deficit	(223,658)	(202,794)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$475,239	$528,698

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net:
Franchise revenue	$43,020	$35,133	$84,774	$68,099
Equipment revenue	12,925	14,428	26,825	27,522
Merchandise revenue	5,882	8,401	14,055	15,565
Franchise marketing fund revenue	8,380	6,617	16,212	12,828
Other service revenue	6,310	12,761	14,172	24,016
Total revenue, net	76,517	77,340	156,038	148,030
Operating costs and expenses:
Costs of product revenue	12,866	14,223	27,257	28,258
Costs of franchise and service revenue	5,834	3,714	10,955	7,746
Selling, general and administrative expenses (Note 10)	36,989	37,210	74,144	72,095
Impairment of goodwill and other assets	12,089	7,238	12,089	7,238
Depreciation and amortization	4,517	4,288	8,953	8,485
Marketing fund expense	7,847	5,466	14,362	10,472
Acquisition and transaction expenses (income)	(1,217)	(31,252)	3,298	(15,510)
Total operating costs and expenses	78,925	40,887	151,058	118,784
Operating income (loss)	(2,408)	36,453	4,980	29,246
Other expense (income):
Interest income	(387)	(529)	(750)	(1,165)
Interest expense	11,256	8,627	22,801	16,604
Other expense	253	698	862	1,252
Total other expense	11,122	8,796	22,913	16,691
Income (loss) before income taxes	(13,530)	27,657	(17,933)	12,555
Income taxes	132	133	85	10
Net income (loss)	(13,662)	27,524	(18,018)	12,545
Less: net income (loss) attributable to noncontrolling interests	(4,560)	9,145	(6,049)	4,149
Net income (loss) attributable to Xponential Fitness, Inc.	$(9,102)	$18,379	$(11,969)	$8,396

Net income (loss) per share of Class A common stock:
Basic	$(0.29)	$1.44	$(0.59)	$0.16
Diluted	$(0.29)	$0.09	$(0.59)	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	31,806	33,045	31,465	31,906
Diluted	31,806	41,593	31,465	50,059

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(9,264)	—	—	9,264	—
Issuance of Class A common stock under stock-based compensation plans	607	—	—	—	—	—	—	—	—	—	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Balance at March 31, 2024	31,582	3	16,488	2	75	(1,697)	506,017	(15,775)	(632,994)	(69,807)	(214,251)
Equity-based compensation	—	—	—	—	—	—	4,884	—	—	1	4,885
Net loss	—	—	—	—	—	—	—	—	(9,102)	(4,560)	(13,662)
Conversion of Class B shares to Class A shares	398	—	(398)	—	—	—	(2,851)	—	—	2,851	—
Issuance of Class A common stock under stock-based compensation plans	180	—	—	—	—	—	74	—	—	—	74
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(360)	—	—	(360)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(206)	(206)
Preferred stock dividend	—	—	—	—	—	—	(2,150)	—	—	—	(2,150)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	2,012	—	—	—	2,012
Balance at June 30, 2024	32,160	$3	16,090	$2	75	$(1,697)	$507,986	$(16,135)	$(642,096)	$(71,721)	$(223,658)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	5,598	—	—	14	5,612
Net loss	—	—	—	—	—	—	—	—	(9,983)	(4,996)	(14,979)
Conversion of Class B shares to Class A shares	4,926	—	(4,926)	—	—	—	(2,332)	—	—	2,332	—
Preferred stock dividend	—	—	—	—	—	—	(2,069)	—	—	—	(2,069)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(62,660)	—	—	—	(62,660)
Vesting of Class B shares	—	—	10	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	402	—	—	—	—	—	(7,935)	—	—	—	(7,935)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(3,587)	—	—	(3,587)
Balance at March 31, 2023	32,899	3	16,731	2	75	(1,697)	438,038	(19,956)	(639,207)	(55,934)	(278,751)
Equity-based compensation	—	—	—	—	—	—	5,608	—	—	3	5,611
Net income	—	—	—	—	—	—	—	—	18,379	9,145	27,524
Conversion of Class B shares to Class A shares	141	—	(141)	—	—	—	(1,332)	—	—	1,332	—
Preferred stock dividend	—	—	—	—	—	—	(1,857)	—	—	—	(1,857)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	45,551	—	—	—	45,551
Vesting of Class B shares	—	—	2	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	180	—	—	—	—	—	(176)	—	—	—	(176)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(1,683)	—	—	(1,683)
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Payment received from shareholder	—	—	—	—	—	—	—	1,290	—	—	1,290
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(532)	(532)
Balance at June 30, 2023	33,220	$3	16,592	$2	75	$(1,697)	$485,832	$(21,798)	$(620,828)	$(45,986)	$(204,472)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(18,018)	$12,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,953	8,485
Amortization and write off of debt issuance costs	124	296
Amortization and write off of discount on long-term debt	2,201	1,218
Change in contingent consideration from acquisitions	2,770	(15,510)
Non-cash lease expense	3,937	3,347
Bad debt expense	1,467	897
Equity-based compensation	8,138	12,111
Non-cash interest	(649)	(856)
Loss (gain) on disposal of assets	(6,660)	133
Impairment of goodwill and other assets	12,089	7,238
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,715	(2,022)
Inventories	1,451	(983)
Prepaid expenses and other current assets	(2,386)	(5,280)
Operating lease liabilities	(2,699)	(2,636)
Deferred costs	2,051	(1,192)
Notes receivable, net	2	2
Accounts payable	3,419	9,302
Accrued expenses	35	1,174
Other current liabilities	3,197	663
Deferred revenue	(11,404)	1,945
Other assets	282	(59)
Other liabilities	(4,319)	(253)
Net cash provided by operating activities	5,696	30,565
Cash flows from investing activities:
Purchases of property and equipment	(2,984)	(4,360)
Proceeds from sale of assets	346	—
Purchase of studios	—	(164)
Purchase of intangible assets	(1,016)	(1,431)
Notes receivable issued	—	(31)
Notes receivable payments received	393	373
Acquisition of business	(8,500)	—
Net cash used in investing activities	(11,761)	(5,613)
Cash flows from financing activities:
Borrowings from long-term debt	38,701	126,100
Payments on long-term debt	(41,178)	(1,824)
Debt issuance costs	(269)	(115)
Payment of preferred stock dividend	(1,968)	(2,612)
Payments for taxes related to net share settlement of restricted share units	—	(8,111)
Proceeds from issuance of common stock in connection with stock-based compensation plans	74	—
Payment for tax receivable agreement	(136)	(1,163)
Payments for redemption of preferred stock	—	(130,766)
Payments for distributions to Pre-IPO LLC Members	(236)	(532)
Payment received from shareholder (Note 10)	—	1,290
Loan to shareholder (Note 10)	—	(4,400)
Net cash used in financing activities	(5,012)	(22,133)
Increase (decrease) in cash, cash equivalents and restricted cash	(11,077)	2,819
Cash, cash equivalents and restricted cash, beginning of period	37,094	37,370
Cash, cash equivalents and restricted cash, end of period	$26,017	$40,189

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$20,100	$14,958
Income taxes paid, net	407	1,102
Noncash investing and financing activity:
Capital expenditures accrued	$1,179	$1,265
Adjustment of convertible preferred stock to redemption value	6,094	17,109
Liability-classified restricted stock units vested	—	2,250
Deemed contribution from redemption of convertible preferred stock	—	12,679
Accrued tax withholding related to convertible preferred stock dividend	—	1,316
Contingent consideration upon acquisition	446	—
Debt issuance costs paid-in-kind - long-term debt	4,059	—
Non-cash proceeds from sale of asset	275	—
Preferred stock dividend paid-in-kind	2,150	—

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

As of June 30, 2024, the Company’s portfolio of nine brands consisted of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one and 84 company-owned transition studios as of June 30, 2024 and 2023, respectively.

On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. On May 20, 2024, the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios. See Note 3 for additional information.

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

Reclassifications – To conform with current year presentation, the Company has reclassified impairment charges of $7,238 from selling, general and administrative expenses to impairment of goodwill and other assets in the operating costs and expenses section of the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – The Company operates in one reportable and operating segment. The Company generated $3,502 and $6,553 of revenue outside the United States during the three and six months ended June 30, 2024, respectively, and $4,007 and $6,987 during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company did not have material assets located outside of the United States.

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

The Company's restricted cash consists of marketing fund restricted cash and guarantee of standby letter of credit. Restricted cash was $11,018 and $9,333 at June 30, 2024 and December 31, 2023, respectively.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following tables provide a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2024	$1,135	$2,184	$3,319
Bad debt expense recognized during the period	1,265	202	1,467
Write-off of uncollectible amounts	(947)	—	(947)
Balance at June 30, 2024	$1,453	$2,386	$3,839

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2023	$865	$719	$1,584
Bad debt expense recognized during the period	716	181	897
Write-off of uncollectible amounts	(459)	—	(459)
Balance at June 30, 2023	$1,122	$900	$2,022

Prepaid expenses and other current assets – Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Prepaid expenses	$3,282	$3,107
Tax receivables	2,647	2,276
Other current assets	2,313	473
Total prepaid expenses and other current assets	$8,242	$5,856

Accrued expenses – Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued compensation	$4,230	$4,798
Contingent consideration from acquisitions, current portion	1,957	1,564
Sales tax accruals	1,139	1,642
Legal accruals	2,295	1,343
Other accruals	4,790	4,741
Total accrued expenses	$14,411	$14,088

Other current liabilities – Other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Lease liabilities, short-term	$6,887	$9,109
Promissory note, current portion	3,467	3,345
Tax receivable agreement liability, current portion	3,686	2,892
Other current liabilities	6,195	4,320
Total other current liabilities	$20,235	$19,666

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

Studios - On June 5, 2023, the Company entered into an asset purchase agreement ("APA") to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition was expected to enhance the operational performance of the 14 Rumble studios as the Company prepares them to be licensed to new franchisees. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expenses.

Under the APA, consideration for the acquisition included $1, which was recorded as a reduction to receivable from shareholder. The Company also agreed to assume liabilities aggregating $1,450, which is expected to be reimbursed to the Company upon the sale of XPO Inc. common stock owned by the Rumble Sellers. In connection with the transaction, the Company wrote down intangible assets related to franchise agreements, net of reacquired franchise rights, in the amount of $7,238. The Company determined the estimated fair values assigned to assets acquired and liabilities assumed after review and consideration of relevant information as of the acquisition

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

date. The fair values were based on management's estimates and assumptions, which included Level 3 unobservable inputs, and were determined using generally accepted valuation techniques.

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

During the six months ended June 30, 2024 and 2023, the Company refranchised operations at 10 and 34 company-owned transition studios, respectively, received no proceeds in either period, and recorded a net loss of $122 and $148 on disposal of the studio assets, respectively. During the six months ended June 30, 2024 and 2023, the Company also ceased operations at 11 and one company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

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

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and six months ended June 30, 2024 and 2023, the Company did not record any impairment charges related to studio assets.

Xponential Procurement Services Acquisition - On December 29, 2023, the Company entered into a Membership Interest Purchase Agreement whereby the Company acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the XPS seller. The aggregate purchase consideration for the acquisition was $9,930. The purchase price consisted of cash consideration of $3,467 and a promissory note with a fair value of $6,463 payable in two equal installments due on July 1, 2024 and July 1, 2025. The current portion of the promissory note is included in other current liabilities and the non-current portion is included in other liabilities in the Company’s condensed consolidated balance sheets.

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

Lindora Acquisition - On December 1, 2023, the Company entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8,500. The transaction also includes up to $1,000 of contingent consideration which is subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. (“Lindora Wellness”). Lindora Wellness has owned and operated each of the Lindora clinics in California for at least 25 years and currently owns and operates 30 Lindora clinics in California and a single Lindora clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness will continue to operate its Lindora clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. The acquisition of Lindora complements the Company's existing brands and will help the Company deliver on consumers’ increasing demand for a holistic approach to health.

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

During the three and six months ended June 30, 2024, the Company incurred $100 and $528, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations. The company did not incur any transaction costs related to acquisitions during the three and six months ended June 30, 2023.

Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.

Divestiture of Stride brand - On February 13, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and shareholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the 12-month period following divestiture. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $279, which was included within selling, general and administration expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Divestiture of Row House brand - On May 20, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company received no consideration from the divestiture of the Row House brand. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $922, which was included within selling, general and administration expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees, development fees and master franchise fees paid by franchisees, which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the six months ended June 30, 2024. Other deferred revenue amounts of $18,188 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2023	$127,162	$2,540	$129,702
Revenue recognized that was included in deferred revenue at the beginning of the year	(13,046)	(1,464)	(14,510)
Decrease in deferred revenue due to divestiture	(1,258)	—	(1,258)
Increase, excluding amounts recognized as revenue during the period	7,982	471	8,453
Balance at June 30, 2024	$120,840	$1,547	$122,387

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue in	Franchise development fees	Brand fees	Total
Remainder of 2024	$5,035	$719	$5,754
2025	10,387	414	10,801
2026	11,068	414	11,482
2027	12,193	—	12,193
2028	12,434	—	12,434
Thereafter	69,723	—	69,723
	$120,840	$1,547	$122,387

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2024	2023
Franchise and area development fees	$120,840	$127,162
Brand fees	1,547	2,540
Equipment and other	18,188	22,277
Total deferred revenue	140,575	151,979
Non-current portion of deferred revenue	111,232	117,305
Current portion of deferred revenue	$29,343	$34,674

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, there were approximately $3,974 and $4,126 of current deferred costs and approximately $42,772 and $46,221 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $3,292 and

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

$6,137 for the three and six months ended June 30, 2024, respectively, and $1,746 and $3,781 for the three and six months ended June 30, 2023, respectively.

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

At June 30, 2024 and December 31, 2023, the principal balance of the notes receivable was approximately $2,760 and $3,189, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Furniture and equipment	$4,303	$4,258
Computers and software	23,194	20,231
Vehicles	285	635
Leasehold improvements	7,329	7,434
Construction in progress	1,655	2,505
Less: accumulated depreciation	(18,213)	(15,561)
Total property and equipment	$18,553	$19,502

Depreciation expense for the three and six months ended June 30, 2024, was $1,590 and $3,078, respectively, and $1,403 and $2,645 for the three and six months ended June 30, 2023, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the six months ended June 30, 2024, there was an increase of $2,346 in previously reported goodwill due to the acquisition of Lindora as discussed in Note 3. The carrying value of goodwill at June 30, 2024 and December 31, 2023, totaled $163,036 and $171,601, respectively. Cumulative goodwill impairment was $21,024 and $10,113 at June 30, 2024 and December 31, 2023, respectively. The impairment charges are included within impairment of goodwill and other assets in the Company's condensed consolidated statements of operations.

During the quarter ended June 30, 2024, the Company determined it was necessary to re-evaluate goodwill of the CycleBar reporting unit for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the CycleBar reporting unit exceeded its fair value, resulting in a goodwill impairment of $10,911 and no goodwill remaining for the CycleBar reporting unit. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from (1.0%) to 3.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the franchise agreements intangible assets related to CycleBar were also impaired and recognized an impairment loss of $1,178 in the second quarter of 2024.

Intangible assets consisted of the following:

		June 30, 2024			December 31, 2023
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(5,658)	$17,752	$20,710	$(4,487)	$16,223
Franchise agreements	7.5 – 10	54,800	(28,057)	26,743	57,700	(29,990)	27,710
Reacquired franchise rights	6.2	—	—	—	137	(13)	124
Intellectual property	5	671	(67)	604	671	—	671
Web design and domain	3 – 10	425	(360)	65	430	(307)	123
Deferred video production costs	3	5,894	(3,908)	1,986	5,829	(3,698)	2,131
Other intangible assets	1	560	(85)	475	560	—	560
Total definite-lived intangible assets		85,760	(38,135)	47,625	86,037	(38,495)	47,542
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$158,367	$(38,135)	$120,232	$158,644	$(38,495)	$120,149

Amortization expense was $2,927 and $5,875, for the three and six months ended June 30, 2024, respectively, and $2,885 and $5,840 for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios as discussed in Note 3, which is included within impairment of goodwill and other assets.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2024	$5,698
2025	9,880
2026	7,477
2027	5,955
2028	5,750
Thereafter	12,865
Total	$47,625

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (12.11% at June 30, 2024).

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

Unless agreed in advance, all voluntary prepayments and certain mandatory prepayments of the Term Loan made: (i) on or prior to the first anniversary of the closing date are subject to a 2.0% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loans may be paid without premium or penalty, other than customary breakage costs with respect to SOFR Term Loans.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2024, the Company was in compliance with these covenants.

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

On February 13, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38,701, with an original issue discount of $4,059, (the “Sixth Amendment Incremental Term Loans”), the original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38,701 in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also: (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1,287 and (ii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

In connection with the Sixth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans of $23 and wrote off original issue discount of $452 related to the repayment of a portion of the Term Loans, which were included in interest expense for the six months ended June 30, 2024.

The Company incurred debt issuance costs of $269 and $115 for the six months ended June 30, 2024 and 2023, respectively. Debt issuance cost amortization and write off amounted to $52 and $124 for the three and six months ended June 30, 2024, respectively, and $14 and $297 for the three and six months ended June 30, 2023, respectively. Unamortized debt issuance costs as of June 30, 2024 and

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

December 31, 2023, were $363 and $218, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of June 30, 2024 and December 31, 2023, was $6,137 and $4,279, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of June 30, 2024 were as follows:

Amount
Remainder of 2024	$2,573
2025	5,147
2026	322,381
Total	$330,101

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2024 and December 31, 2023, due to the variable interest rate, which is a Level 2 input.

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

ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. There were no ROU asset impairment charges during the three and six months ended June 30, 2024 and 2023.

Supplemental balance sheet information related to leases are summarized as follows:

Operating leases	Balance Sheet Location	June 30, 2024	December 31, 2023
ROU assets, net	Right-of-use assets	$43,387	$71,413
Lease liabilities, short-term	Other current liabilities	$6,887	$9,109
Lease liabilities, long-term	Lease liability	$38,047	$70,141

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Components of lease expense during the three and six months ended June 30, 2024 and 2023, are summarized as follows:

	Three months ended June 30,
	2024	2023
Operating lease costs	$2,174	$3,177
Variable lease costs	285	418
Total	$2,459	$3,595

	Six months ended June 30,
	2024	2023
Operating lease costs	$5,948	$5,327
Variable lease costs	458	765
Total	$6,406	$6,092

Supplemental cash flow information related to operating leases during the three and six months ended June 30, 2024 and 2023, are summarized as follows:

	Three months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,482	$2,817
Lease liabilities arising from new ROU assets	$—	$50,543

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,223	$4,780
Lease liabilities arising from new ROU assets	$—	$62,164

Other information related to leases is summarized as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	5.9	6.7
Weighted average discount rate	10.2%	8.4%

Maturities of lease liabilities as of June 30, 2024 are summarized as follows:

Amount
Remainder of 2024	$6,601
2025	10,349
2026	10,417
2027	9,844
2028	7,734
Thereafter	15,347
Total future lease payments	60,292
Less: imputed interest	15,358
Total	$44,934

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

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment in kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the three and six months ended June 30, 2024, the Company recorded $360 and $709 of interest in kind, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the three and six months ended June 30, 2023, the Company recorded $384 and $871 of interest in kind, respectively. During the six months ended June 30, 2023, the Company received $1,289 cash as partial payment for the receivable from shareholder.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of June 30, 2024, the former owner of Row House borrowed $410, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 86 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 86 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $2,345 and $4,449, during the three and six months ended June 30, 2024, respectively, and $1,780 and $3,012 for the three and six months ended June 30, 2023, respectively, from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from a franchisee who is also a member of senior management of the Company. Revenues from this affiliate, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $47 and $115 for the three and six months ended June 30, 2024, respectively, and $134 and $270 for the three and six months ended June 30, 2023, respectively. Included in accounts receivable as of June 30, 2024 and December 31, 2023, is $0 and $2, respectively, for such sales. The Company provided $716 and $955 of studio support during the three and six months ended June 30, 2024, respectively, to this franchisee.

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

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of TRA payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

the three months ended June 30, 2024, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of June 30, 2024.

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

During the three months ended June 30, 2024, the Company elected the paid-in-kind option for the Convertible Preferred quarterly preferential coupon resulting in an increase in the fixed liquidation preference of $2,150, which was recorded as a decrease to additional paid-in-capital and was included in the calculation of earnings (loss) per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

At June 30, 2024 and December 31, 2023, the Company recognized the preferred maximum redemption value of $122,903 and $114,660, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at June 30, 2024 and December 31, 2023). The recording of the preferred maximum redemption value was treated as deemed dividend, which was included in the calculation of earnings (loss) per share and resulted in a net decrease of $6,094 and $17,109 to additional paid-in-capital for the six months ended June 30, 2024 and 2023, respectively.

Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our former Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three and six months ended June 30, 2024, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 398 and 476 shares of Class A common stock on a one-for-one basis, respectively. During the three and six months ended June 30, 2023 certain Continuing Pre-IPO LLC Members exchanged their LLC units for 141 and 1,593 shares of Class A common stock on a one-for-one basis, respectively.

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

The following table summarizes the ownership of XPO LLC as of June 30, 2024:

Owner	Units Owned	Ownership percentage
XPO Inc.	32,160	66.7%
Noncontrolling interests	16,090	33.3%
Total	48,250	100.0%

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

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. At June 30, 2024, the Company had $1 of unrecognized compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of approximately 0.11 years for the time-based grants.

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

Equity classified restricted stock units – The following table summarizes activity for RSUs (including performance-based) for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	1,587	$18.27
Issued	2,124	$13.19
Vested	(779)	$17.15
Forfeited, expired, or canceled	(213)	$19.20
Outstanding at June 30, 2024	2,719	$15.08

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

During 2023, 36 performance-based RSUs were earned and issued as shares and seven performance-based RSUs were cancelled or forfeited. During the six months ended June 30, 2024, 34 performance-based RSUs were earned and issued as shares and 11 performance-based RSUs were forfeited. During 2024, the Company granted 390 performance-based RSUs, of which 228 contained performance conditions and 162 contained market conditions, with weighted average grant-date fair values of $11.92 and $12.54, respectively. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of June 30, 2024, the achievement of remaining performance metrics for performance-based RSUs containing performance conditions is considered probable.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Stock-based compensation expense – Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,
	2024	2023
Selling, general and administrative	$4,196	$6,055
Total stock-based compensation expense, before tax	4,196	6,055
Income tax benefit (expense)	(136)	120
Total stock-based compensation expense, after tax	$4,332	$5,935

	Six months ended June 30,
	2024	2023
Selling, general and administrative	$8,138	$12,111
Total stock-based compensation expense, before tax	8,138	12,111
Income tax benefit	-	838
Total stock-based compensation expense, after tax	$8,138	$11,273

Income tax benefit (expense) relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At June 30, 2024, the Company had $36,400 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.32 years.

During the second quarter of 2024, the Company reversed $689 of previously recognized stock-based compensation expense related to its 2024 annual bonus plan as it was deemed no longer probable the Company would achieve certain performance metrics.

Note 14 – Income Taxes

Income taxes - The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 66.7% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and six months ended June 30, 2024, is (1.0)% and (0.5)%, respectively, and 0.5% and 0.1% for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, the Company recognized income tax expense of $132 and $85, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 33.3%. During the three and six months ended June 30, 2023, the Company recognized income tax expense of $133 and $10, respectively, on its share of pre-tax book income, exclusive of the noncontrolling interest of 33.3%.

As of June 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Company’s tax returns remain open for examination in the U.S. for years 2019 through 2023. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

Tax receivable agreement – In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of: (i) certain favorable tax attributes acquired from Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) in the mergers of the Blocker Companies with and into XPO Inc. (including net operating losses and the Blocker Companies’ allocable share of existing tax basis); (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of June 30, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $3,686 and $780 of the current and non-current portions of the TRA, respectively, $78,182 of the TRA liability was not recorded as of June 30, 2024. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 16,244 shares and 16,356 shares for the three and six months ended June 30, 2024, respectively, and 16,574 and 17,563 for the three and six months ended June 30, 2023, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. The potential dilutive effects of Class B common stock were determined to be anti-dilutive for the three months ended June 30, 2023 and were excluded from the computation of diluted net earnings (loss) per share. The potential dilutive effects of redeemable Convertible Preferred shares were determined to be anti-dilutive for the six months ended June 30, 2023 and were excluded from the computation of diluted net earnings (loss) per share. Because the Company reported a net loss for the three and six months ended June 30, 2024, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net earnings (loss) per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(13,662)	$27,524	$(18,018)	$12,545
Less: net (income) loss attributable to noncontrolling interests	4,607	(23,740)	9,546	849
Less: dividends on preferred shares	(2,150)	(1,857)	(4,013)	(3,926)
Less: deemed contribution (dividend)	2,012	45,551	(6,094)	(17,109)
Add: deemed contribution from redemption of convertible preferred stock	—	—	—	12,679
Net income (loss) attributable to XPO Inc. - basic	(9,193)	47,478	(18,579)	5,038
Add: net income (loss) attributable to non-controlling interests	—	—	—	(849)
Add: dividends on preferred shares	—	1,857	—	—
Less: deemed (contribution) dividend	—	(45,551)	—	—
Net income (loss) attributable to XPO Inc. - diluted	$(9,193)	$3,784	$(18,579)	$4,189
Denominator:
Weighted average shares of Class A common stock outstanding - basic	31,806	33,045	31,465	31,906
Effect of dilutive securities:
Restricted stock units	—	585	—	590
Convertible preferred stock	—	7,963	—	—
Conversion of Class B common stock to Class A common stock	—	—	—	17,563
Weighted average shares of Class A common stock outstanding - diluted	31,806	41,593	31,465	50,059

Net earnings (loss) per share attributable to Class A common stock - basic	$(0.29)	$1.44	$(0.59)	$0.16
Net earnings (loss) per share attributable to Class A common stock - diluted	$(0.29)	$0.09	$(0.59)	$0.08

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	2,263	—	2,263	—
Conversion of Class B common stock to Class A common stock	16,016	16,574	16,016	—
Convertible preferred stock	8,112	—	8,112	7,963
Treasury share options	75	—	75	—
Rumble contingent shares	2,024	2,024	2,024	2,024
Profits interests, time vesting	1	2	1	2

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 16 – Contingencies and Litigation

Litigation – The Company has in the past been, is currently and expects to continue in the future to be a party to or involved in pre-litigation disputes, individual actions, putative class actions or other collective actions, U.S. and state government regulatory inquiries and investigations and various other legal proceedings arising in the normal course of its business, including with former or current employees, customers, franchisees, vendors, landlords or others. The Company intends to defend itself in any such matters. The Company believes that the ultimate determination of liability in connection with legal claims pending against it, if any, will not have a material adverse effect on its business, annual results of operations, liquidity or financial position, except for those matters discussed below. However, it is possible that the Company’s business, results of operations, liquidity or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $2,295 and $1,343, which is included in accrued expenses in the condensed consolidated balance sheets, as of June 30, 2024 and December 31, 2023, respectively.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. The Company intends to defend itself in this litigation. The Company recorded an accrual for estimated loss contingencies associated with this matter, which is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2024, based on currently available information. The accrual does not reflect the Company’s views of the merits of claims in this action.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, additionally bringing claims for Sections 11, 12(a)(2), and 15 of the Securities Act. The Company intends to defend itself against this action. The litigation is preliminary in nature and involves substantial uncertainties and is not probable or estimable at this time. Therefore, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims. On June 24, 2024, the Court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. The litigation is preliminary in nature and involves substantial uncertainties and is not probable or estimable at this time. Therefore, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which current and former franchisees consist of more than one individual, that it purported to represent in this matter, who purport to have been aggrieved by alleged misstatements and omissions by the Company

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

or an affiliate thereof. No litigation has been commenced, and the Company intends to vigorously defend itself in this matter. The Company recorded an accrual for estimated loss contingencies associated with this matter, which is included in accrued expenses in the condensed consolidated balance sheet. The accrual does not reflect the Company’s views of the merits of claims in this action.

Government investigations – On December 5, 2023, the Company was contacted by the Securities and Exchange Commission (the “SEC”), requesting that the Company provide it with certain information and documents. The Company received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”). The Company intends to cooperate fully with the SEC, USAO and FTC in these investigations, and the Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from these investigations. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of these investigations or estimate the range of any potential loss.

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the three and six months ended June 30, 2024, the Company recorded a decrease of $1,205 and an increase of $3,245 to contingent consideration, respectively, which were recorded as acquisition and transaction expense (income). During the three and six months ended June 30, 2023, the Company recorded a decrease to contingent consideration of $31,152 and $15,177, respectively, which was recorded as acquisition and transaction income. At June 30, 2024 and December 31, 2023, contingent consideration of $11,124 and $7,879, respectively, was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $36 and $77 during the three and six months ended June 30, 2024, respectively, and $44 and $93 during the three and six months ended June 30, 2023, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $(285) and $(648) during the three and six months ended June 30, 2024, respectively, and $(100) and $(333) during the three and six months ended June 30, 2023, respectively, which was recorded as acquisition and transaction expense (income). The Company paid no contingent consideration during the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, contingent consideration of $1,666 and $1,564 was recorded as accrued expenses, respectively, and $114 and $787 was recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

In addition, in connection with the October 2021 acquisition of BFT, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands in Australia, New Zealand and Singapore. In exchange, the Company will receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA in 2024 at a purchase price based on the Master Franchisee’s EBITDA. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid. The Company believes the likelihood of a cancellation payment being required is remote as of June 30, 2024, and, therefore no accrual has been recorded.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $17 and $34 during the three and six months ended June 30, 2024, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $173 during the three and six months ended June 30, 2024, which was recorded as acquisition and transaction expense (income). At June 30, 2024, contingent consideration of $291 and $362 was recorded as accrued expenses and contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of June 30, 2024 and December 31, 2023, $285 and $536 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $1,365 and $2,755 as of June 30, 2024 and December 31, 2023, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of June 30, 2024 and December 31, 2023, no accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024; however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2024 totaling approximately $13,500 to $17,000 for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

During the three and six months ended June 30, 2024, the Company recognized total restructuring charges of $2,310 and $9,244, primarily for contract termination and other associated costs, loss on lease terminations and sale or disposal of assets, and other restructuring charges.

The components of the restructuring charges were as follows:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Contract termination and other associated costs (1)	83	605
Loss on lease terminations and sale or disposal of assets, net (2)(3)	421	4,617
Other restructuring costs (1)	1,806	4,022
Total restructuring charges, net	$2,310	$9,244

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

(1)
These charges were recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.
(2)
Charges of $17 and $113 were recorded in cost of product revenues for the three and six months ended June 30, 2024, respectively. Charges of $404 and $4,504 were recorded in selling, general and administrative expenses for the three and six months ended June 30, 2024, respectively.
(3)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amounts for the three and six months ended June 30, 2024 are net of, among other things, $421 and $4,057, respectively, for gains on lease terminations related to leases for which the Company had recognized accelerated right-of-use asset amortization.

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

June 30, 2024
Balance at December 31, 2023	$2,182
Charges incurred	15,969
Payments	(11,226)
Balance at June 30, 2024	$6,925

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

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company” or “XPO Inc.,” “we,” “us,” and “our”), is the largest global franchisor of boutique fitness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 66.7% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of nine brands spanning across verticals including Pilates, indoor cycling, barre, stretching, dancing, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 26 additional countries as of June 30, 2024. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; AKT, a dance-based cardio workout combining toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024.

As of June 30, 2024, 2,660 studios were open in North America (consists of Canada, the United States and U.S. territories) and franchisees were contractually committed to open 1,810 additional studios under existing franchise agreements. In addition, as of June 30, 2024, we had 442 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,048 new studios, of which master franchisees have sold 261 licenses for studios not yet opened as of June 30, 2024.

During the six months ended June 30, 2024 and 2023, we generated revenue outside the United States of $6.6 million and $7.0 million, respectively. As of June 30, 2024 and December 31, 2023, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Appointment of New Chief Executive Officer and Director

On May 10, 2024, Mr. Anthony Geisler, our former Chief Executive Officer and member of our board of directors, was removed by our board of directors from his duties and suspended indefinitely as Chief Executive Officer. At that time, our board of directors appointed Ms. Brenda Morris, a member of our board of directors since 2019, to serve as our interim Chief Executive Officer. On May 13, 2024, Mr. Geisler resigned as Chief Executive Officer, effective immediately.

On June 17, 2024, we announced that our board of directors had unanimously appointed Mr. Mark King as Chief Executive Officer effective June 17, 2024. Mr. King also joined our board of directors. At that time, Ms. Morris ceased serving as interim Chief Executive Officer but continues to serve as a member of our board of directors. Mr. King is a highly innovative, growth-oriented leader with an established track record scaling iconic global consumer brands and franchisors.

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

Divestiture of Stride and Row House Brands

On February 13, 2024, we entered into an agreement with a buyer, pursuant to which we divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and one of our shareholders. We received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $0.3 million payable over the 12-month period following divestiture.

On May 20, 2024, we entered into an agreement with a buyer, pursuant to which we divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. We received no consideration from the divestiture of the Row House brand.

These divestitures allow us to better focus and utilize our resources on our other brands.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024; however, ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and six months ended June 30, 2024, we recognized total restructuring charges of $2.3 million, net of gains, and $9.2 million, net of gains, respectively, primarily for contract termination and other associated costs, loss on lease terminations and sale or disposal of assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2024 totaling approximately $13.5 million to $17.0 million for rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2024.

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

The following table sets forth the total number of operating studios in North America for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchisee-owned studios
Studios operated at beginning of period	2,646	2,251	2,562	2,201
New studio openings	89	114	174	195
Refranchised studios (1)	—	23	10	25
Defranchised studios (2)	—	(26)	—	(57)
Studios no longer operating	(76)	1	(87)	(1)
Studios operated at end of period	2,659	2,363	2,659	2,363

Company-owned transition studios
Studios operated at beginning of period	1	69	21	40
New studio openings	—	—	—	—
Franchise acquisitions (2)	—	26	—	57
Refranchised studios(1)	—	(23)	(10)	(25)
Studios no longer operating	—	(1)	(10)	(1)
Studios operated at end of period	1	71	1	71

Total studios
Studios operated at beginning of period	2,647	2,320	2,583	2,241
New studio openings	89	114	174	195
Studios no longer operating	(76)	—	(97)	(2)
Studios operated at end of period	2,660	2,434	2,660	2,434

Studios contributing to AUV
Operating studios (end of period)	2,660	2,434	NA	NA
Studios no longer operating but generated sales in the period	33	—	NA	NA
Less: studios less than 6 months old	(312)	(302)	NA	NA
Less: non-traditional studio locations	(8)	(9)	NA	NA
Less: studios with no sales in the period	(2)	(14)	NA	NA
Total	2,371	2,109	NA	NA

Studios contributing to same store sales
Operating studios (end of period)	2,660	2,434	2,660	2,434
Studios no longer operating but generated sales in the period	16	—	35	—
Less: studios less than 13 months old	(456)	(435)	(456)	(435)
Less: non-traditional studio locations	(7)	(5)	(7)	(5)
Less: studios without 13 months of consecutive sales	(19)	(49)	(19)	(40)
Total	2,194	1,945	2,213	1,954

(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(2)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total studios
Studios operated at beginning of period	432	345	411	312
New studio openings	19	29	45	63
Studios no longer operating	(9)	(2)	(14)	(3)
Studios operated at end of period	442	372	442	372

The following table sets forth the total number of operating studios globally for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total studios
Studios operated at beginning of period	3,079	2,665	2,994	2,553
New studio openings	108	143	219	258
Studios no longer operating	(85)	(2)	(111)	(5)
Studios operated at end of period	3,102	2,806	3,102	2,806

The following table sets forth our key performance indicators for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
System-wide sales	$421,471	$340,758	$817,915	$657,023
Number of new studio openings globally, gross	108	143	219	258
Number of studios operating globally (cumulative total as of period end)	3,102	2,806	3,102	2,806
Number of licenses sold globally (cumulative total as of period end)(1)	6,125	5,480	6,125	5,480
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,048	1,045	1,048	1,045
AUV (LTM as of period end)	$641	$558	$641	$558
Quarterly AUV (run rate)	$638	$581	NA	NA
Same store sales	7%	15%	8%	17%

(1)
Franchise licenses sold are presented gross of terminations.

The following table presents additional information related to our studio and license key performance indicators for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,647	432	3,079	2,320	345	2,665
New studio openings, net	13	10	23	114	27	141
Studios operating at end of period	2,660	442	3,102	2,434	372	2,806
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	5,226	812	6,038	4,622	623	5,245
New franchise license sales	52	35	87	177	58	235
Franchise licenses sold (total end of period)	5,278	847	6,125	4,799	681	5,480

Studios obligated to open internationally under MFAs:	June 30, 2024			June 30, 2023
Gross studios obligated to open under MFAs		1,474			1,402
Less: studios opened under MFAs		426			357
Remaining studios obligated to open under MFAs		1,048			1,045
Licenses sold by master franchisees, net (2)		261			250

	Six Months Ended June 30,
	2024			2023
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,583	411	2,994	2,241	312	2,553
New studio openings, net	77	31	108	193	60	253
Studios operating at end of period	2,660	442	3,102	2,434	372	2,806
Franchise licenses sold: (1)
Franchise licenses sold (total beginning of period)	5,106	759	5,865	4,474	582	5,056
New franchise license sales	172	88	260	325	99	424
Franchise licenses sold (total end of period)	5,278	847	6,125	4,799	681	5,480

Studios obligated to open internationally under MFAs:	June 30, 2024			June 30, 2023
Gross studios obligated to open under MFAs		1,474			1,402
Less: studios opened under MFAs		426			357
Remaining studios obligated to open under MFAs		1,048			1,045
Licenses sold by master franchisees, net (2)		261			250
(1)
Global franchise licenses sold are presented gross of terminations.
(2)
Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

All metrics above are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information for both Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

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

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 24 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

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

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue, net:
Franchise revenue	$43,020	$35,133	$84,774	$68,099
Equipment revenue	12,925	14,428	26,825	27,522
Merchandise revenue	5,882	8,401	14,055	15,565
Franchise marketing fund revenue	8,380	6,617	16,212	12,828
Other service revenue	6,310	12,761	14,172	24,016
Total revenue, net	76,517	77,340	156,038	148,030
Operating costs and expenses:
Costs of product revenue	12,866	14,223	27,257	28,258
Costs of franchise and service revenue	5,834	3,714	10,955	7,746
Selling, general and administrative expenses	36,989	37,210	74,144	72,095
Impairment of goodwill and other assets	12,089	7,238	12,089	7,238
Depreciation and amortization	4,517	4,288	8,953	8,485
Marketing fund expense	7,847	5,466	14,362	10,472
Acquisition and transaction expenses (income)	(1,217)	(31,252)	3,298	(15,510)
Total operating costs and expenses	78,925	40,887	151,058	118,784
Operating income (loss)	(2,408)	36,453	4,980	29,246
Other expense (income):
Interest income	(387)	(529)	(750)	(1,165)
Interest expense	11,256	8,627	22,801	16,604
Other expense	253	698	862	1,252
Total other expense	11,122	8,796	22,913	16,691
Income (loss) before income taxes	(13,530)	27,657	(17,933)	12,555
Income taxes	132	133	85	10
Net income (loss)	$(13,662)	$27,524	$(18,018)	$12,545

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue, net:
Franchise revenue	56%	45%	55%	46%
Equipment revenue	17%	19%	17%	19%
Merchandise revenue	8%	11%	9%	10%
Franchise marketing fund revenue	11%	9%	10%	9%
Other service revenue	8%	16%	9%	16%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	17%	18%	17%	18%
Costs of franchise and service revenue	8%	5%	7%	5%
Selling, general and administrative expenses	48%	48%	48%	49%
Impairment of goodwill and other assets	16%	9%	8%	5%
Depreciation and amortization	6%	6%	6%	6%
Marketing fund expense	10%	7%	9%	7%
Acquisition and transaction expenses (income)	(2)%	(40)%	2%	(10)%
Total operating costs and expenses	103%	53%	97%	80%
Operating income (loss)	(3)%	47%	3%	20%
Other expense (income):
Interest income	—%	(1)%	—%	(1)%
Interest expense	15%	11%	15%	11%
Other expense	—%	1%	—%	1%
Total other expense	15%	11%	15%	11%
Income (loss) before income taxes	(18)%	36%	(12)%	9%
Income taxes	—%	—%	—%	—%
Net income (loss)	(18)%	36%	(12)%	8%

Three Months Ended June 30, 2024 and 2023

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2024 versus the three months ended June 30, 2023.

Revenue

	Three Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Franchise revenue	$43,020	$35,133	$7,887	22.4%
Equipment revenue	12,925	14,428	(1,503)	(10.4)%
Merchandise revenue	5,882	8,401	(2,519)	(30.0)%
Franchise marketing fund revenue	8,380	6,617	1,763	26.6%
Other service revenue	6,310	12,761	(6,451)	(50.6)%
Total revenue, net	$76,517	$77,340	$(823)	(1.1)%

Total revenue. Total revenue was $76.5 million in the three months ended June 30, 2024, compared to $77.3 million in the three months ended June 30, 2023, a decrease of $0.8 million, or 1%. The decrease in total revenue was primarily due to a decrease in other service revenue and merchandise revenue, partially offset by an increase in franchise revenue.

Franchise revenue. Franchise revenue was $43.0 million in the three months ended June 30, 2024, compared to $35.1 million in the three months ended June 30, 2023, an increase of $7.9 million, or 22%. Franchise revenue consisted of franchise royalty fees of $28.5 million, franchise territory fees of $7.4 million, technology fees of $4.2 million and training fees of $2.9 million in the three months ended June 30, 2024, compared to franchise royalty fees of $23.0 million, franchise territory fees of $5.4 million, technology fees of $3.8 million and training fees of $2.9 million in the three months ended June 30, 2023. The increase in franchise royalty fees and technology fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since

June 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase in franchise agreement terminations year-over-year.

Equipment revenue. Equipment revenue was $12.9 million in the three months ended June 30, 2024, compared to $14.4 million in the three months ended June 30, 2023, a decrease of $1.5 million, or 10%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended June 30, 2024, totaled 128 compared to 138 in the prior year period, primarily due to the decrease in studio openings compared to the prior year period. The average revenue per installation decreased in the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. The decrease in average revenue was due to brand mix and a higher proportion of equipment installed with brands with lower equipment prices.

Merchandise revenue. Merchandise revenue was $5.9 million in the three months ended June 30, 2024, compared to $8.4 million in the three months ended June 30, 2023, a decrease of $2.5 million, or 30%. The decrease was due primarily to a decrease in demand from studios, a current year sales promotion and a lower number of company-owned transition studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.4 million in the three months ended June 30, 2024, compared to $6.6 million in the three months ended June 30, 2023, an increase of $1.8 million, or 27%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since June 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $6.3 million in the three months ended June 30, 2024, compared to $12.8 million in the three months ended June 30, 2023, a decrease of $6.5 million, or 51%. The decrease was primarily due to a $6.3 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Costs of product revenue	$12,866	$14,223	$(1,357)	(9.5)%
Costs of franchise and service revenue	5,834	3,714	2,120	57.1%
Selling, general and administrative expenses	36,989	37,210	(221)	(0.6)%
Impairment of goodwill and other assets	12,089	7,238	4,851	67.0%
Depreciation and amortization	4,517	4,288	229	5.3%
Marketing fund expense	7,847	5,466	2,381	43.6%
Acquisition and transaction expenses (income)	(1,217)	(31,252)	30,035	(96.1)%
Total operating costs and expenses	$78,925	$40,887	$38,038	93.0%

Costs of product revenue. Costs of product revenue was $12.9 million in the three months ended June 30, 2024, compared to $14.2 million in the three months ended June 30, 2023, a decrease of $1.4 million, or 10%, compared to a decrease in related revenues of 18%. Costs of product revenue as a percentage of related revenue increased to 68% in the three months ended June 30, 2024, from 62% in the comparable prior year period. The increase was due to a current year sales promotion that decreased gross margin and to a $0.5 million increase in write down of slow-moving inventory.

Costs of franchise and service revenue. Costs of franchise and service revenue was $5.8 million in the three months ended June 30, 2024, compared to $3.7 million in the three months ended June 30, 2023, an increase of $2.1 million, or 57%. The increase was primarily due to a $1.5 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $37.0 million in the three months ended June 30, 2024, compared to $37.2 million in the three months ended June 30, 2023, a decrease of $0.2 million, or 1%. The decrease was primarily attributable to a decrease in salaries and wages of $2.9 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $4.0 million primarily related to a decrease in the number of company-owned transition studios; and a decrease in equity-based compensation expense of $1.9 million primarily due to a decrease in the number of equity-classified restricted stock units (“RSUs”) outstanding during the current year period and a decrease in the current year common stock price, resulting in lower expense to be recognized on current-year RSU grants, partially offset by an increase in expense due to $3.5 million mutual termination agreement income related to the acquisition of 14 Rumble studios in the prior year period; an increase in legal expenses of $1.1 million related to various legal matters; restructuring and related charges of $2.3 million in the current year period; loss on disposal of subsidiaries of $1.3 million in the current year period and a net increase in other variable expenses of $0.4 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $12.1 million in the three months ended June 30, 2024, compared to $7.2 million in the three months ended June 30, 2023, an increase of $4.9 million, or 67%. The increase was primarily due to a write down of franchise agreements and goodwill of $12.1 million related to the CycleBar reporting unit in the current year period compared to a $7.2 million intangible asset write down in the prior year related to the acquisition of 14 Rumble studios.

Depreciation and amortization. Depreciation and amortization expense was $4.5 million in the three months ended June 30, 2024, compared to $4.3 million in the three months ended June 30, 2023, an increase of $0.2 million, or 5%. The increase was due primarily to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $7.8 million in the three months ended June 30, 2024, compared to $5.5 million in the three months ended June 30, 2023, an increase of $2.4 million, or 44% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction income. Acquisition and transaction income was $1.2 million in the three months ended June 30, 2024, compared to $31.3 million in the three months ended June 30, 2023, a decrease of $30.0 million, or 96%. This income primarily represented the non-cash change in contingent consideration related to 2021 business acquisitions, partially offset by a $0.3 increase in contingent consideration related to the Lindora acquisition and $0.1 million of acquisition related expenses in the current year period.

Other Expense (Income), net

	Three Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Interest income	$(387)	$(529)	$142	(26.8)%
Interest expense	11,256	8,627	2,629	30.5%
Other expense	253	698	(445)	(63.8)%
Total other expense, net	$11,122	$8,796	$2,326	26.4%

Interest income. Interest income primarily consists of interest on notes receivable, which was $0.4 million in the three months ended June 30, 2024, compared to $0.5 million in the three months ended June 30, 2023.

Interest expense. Interest expense was $11.3 million in the three months ended June 30, 2024 compared to $8.6 million in the three months ended June 30, 2023, an increase of $2.6 million, or 31%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of TRA expense, which was $0.3 million in the three months ended June 30, 2024, compared to $0.7 million in the three months ended June 30, 2023.

Income Taxes

	Three Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Income taxes	$132	$133	$(1)	(0.8)%

Income taxes. Income taxes were (1.0)% of pre-tax book income (loss) in the three months ended June 30, 2024, compared to 0.5% in the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2024 versus the six months ended June 30, 2023.

Revenue

	Six Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Franchise revenue	$84,774	$68,099	$16,675	24.5%
Equipment revenue	26,825	27,522	(697)	(2.5)%
Merchandise revenue	14,055	15,565	(1,510)	(9.7)%
Franchise marketing fund revenue	16,212	12,828	3,384	26.4%
Other service revenue	14,172	24,016	(9,844)	(41.0)%
Total revenue, net	$156,038	$148,030	$8,008	5.4%

Total revenue. Total revenue was $156.0 million in the six months ended June 30, 2024, compared to $148.0 million in the six months ended June 30, 2023, an increase of $8.0 million, or 6%. The increase in total revenue was primarily due to an increase in the number of open studios.

Franchise revenue. Franchise revenue was $84.8 million in the six months ended June 30, 2024, compared to $68.1 million in the six months ended June 30, 2023, an increase of $16.7 million, or 25%. Franchise revenue consisted of franchise royalty fees of $56.0 million, franchise territory fees of $14.7 million, technology fees of $8.3 million and training fees of $5.8 million in the six months ended June 30, 2024, compared to franchise royalty fees of $44.6 million, franchise territory fees of $10.6 million, technology fees of $7.4 million and training fees of $5.5 million in the six months ended June 30, 2023. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since June 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase in franchise agreement terminations year-over-year.

Equipment revenue. Equipment revenue was $26.8 million in the six months ended June 30, 2024, compared to $27.5 million in the six months ended June 30, 2023, a decrease of $0.7 million, or 3%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the six months ended June 30, 2024, totaled 251 compared to 279 in the prior year period, primarily due to the decrease in studio openings compared to the prior year period. The average revenue per installation increased in the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. The increase in average revenue is due to brand mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $14.1 million in the six months ended June 30, 2024, compared to $15.6 million in the six months ended June 30, 2023, a decrease of $1.5 million, or 10%. The decrease was due primarily to a decrease in demand from studios, a current year sales promotion and a lower number of company-owned transition studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $16.2 million in the six months ended June 30, 2024, compared to $12.8 million in the six months ended June 30, 2023, an increase of $3.4 million, or 26%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since June 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $14.2 million in the six months ended June 30, 2024, compared to $24.0 million in the six months ended June 30, 2023, a decrease of $9.8 million, or 41%. The decrease was primarily due to a $9.3 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Six Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Costs of product revenue	$27,257	$28,258	$(1,001)	(3.5)%
Costs of franchise and service revenue	10,955	7,746	3,209	41.4%
Selling, general and administrative expenses	74,144	72,095	2,049	2.8%
Impairment of goodwill and other assets	12,089	7,238	4,851	67.0%
Depreciation and amortization	8,953	8,485	468	5.5%
Marketing fund expense	14,362	10,472	3,890	37.1%
Acquisition and transaction expenses (income)	3,298	(15,510)	18,808	(121.3)%
Total operating costs and expenses	$151,058	$118,784	$32,274	27.2%

Costs of product revenue. Costs of product revenue was $27.3 million in the six months ended June 30, 2024, compared to $28.3 million in the six months ended June 30, 2023, a decrease of $1.0 million, or 4%, compared to a decrease in related revenues of 5%. Costs of product revenue as a percentage of related revenue increased to 67% in the six months ended June 30, 2024, from 66% in the comparable prior year period. The increase was due to a current year sales promotion that decreased gross margin and to a $0.5 million increase in write down of slow-moving inventory partially offset by a higher percentage of non-branded merchandise revenue in 2024 for which we earn a commission with no corresponding cost of revenue.

Costs of franchise and service revenue. Costs of franchise and service revenue was $11.0 million in the six months ended June 30, 2024, compared to $7.7 million in the six months ended June 30, 2023, an increase of $3.2 million, or 41%. The increase was primarily due to a $2.4 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $74.1 million in the six months ended June 30, 2024, compared to $72.1 million in the six months ended June 30, 2023, an increase of $2.0 million, or 3%. The increase was primarily attributable to restructuring and related charges of $10.2 million in the current year period; an increase in professional services, including consulting and recruiting fees, of $2.3 million; an increase in expense due to $3.5 million mutual termination agreement income related to the acquisition of 14 Rumble studios in the prior year period and a loss on disposal of subsidiaries of $1.5 million in the current year period, partially offset by a decrease in salaries and wages of $4.0 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $5.7 million primarily due to a decrease in the number of company-owned transition studios; a decrease in financial transaction fees and related expenses of $1.0 million; a decrease in equity-based compensation expense of $4.0 million primarily due to a decrease in the number of equity-classified RSUs outstanding during the current year period and a decrease in the current year common stock price, resulting in lower expense to be recognized on current-year RSU grants; and a net decrease in other variable expenses of $0.8 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $12.1 million in the six months ended June 30, 2024, compared to $7.2 million in the six months ended June 30, 2023, an increase of $4.9 million, or 67%. The increase was primarily due to a write down of franchise agreements and goodwill of $12.1 million related to the CycleBar reporting unit compared to a $7.2 million intangible asset write down in the prior year related to the acquisition of 14 Rumble studios.

Depreciation and amortization. Depreciation and amortization expense was $9.0 million in the six months ended June 30, 2024, compared to $8.5 million in the six months ended June 30, 2023, an increase of $0.5 million, or 6%. The increase was due primarily to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $14.4 million in the six months ended June 30, 2024, compared to $10.5 million in the six months ended June 30, 2023, an increase of $3.9 million, or 37% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expense (income). Acquisition and transaction expense was $3.3 million in the six months ended June 30, 2024, compared to income of $15.5 million in the six months ended June 30, 2023, an increase to expense of $18.8 million, or 121%. This expense primarily represents the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions and $0.5 million of acquisition related expenses in the current year period.

Other Expense (Income), net

	Six Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Interest income	$(750)	$(1,165)	$415	(35.6)%
Interest expense	22,801	16,604	6,197	37.3%
Other expense	862	1,252	(390)	(31.2)%
Total other expense, net	$22,913	$16,691	$6,222	37.3%

Interest income. Interest income primarily consists of interest on notes receivable, which was $0.8 million in the six months ended June 30, 2024, compared to $1.2 million in the six months ended June 30, 2023.

Interest expense. Interest expense was $22.8 million in the six months ended June 30, 2024 compared to $16.6 million in the six months ended June 30, 2023, an increase of $6.2 million, or 37%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period and to a $0.2 million increase in write off of debt issuance costs and debt discount related to credit agreement amendments.

Other expense. Other expense consists of TRA expense, which was $0.9 million in the six months ended June 30, 2024, compared to $1.3 million in the six months ended June 30, 2023.

Income Taxes

	Six Months Ended June 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Income taxes	$85	$10	$75	750.0%

Income taxes. Income taxes were (0.5)% of pre-tax book income (loss) in the six months ended June 30, 2024, compared to 0.1% in the six months ended June 30, 2023.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other assets, loss on brand divestiture, executive transition costs (consisting of costs associated with the transition of our former CEO, such as professional services, legal fees, executive recruiting costs and other related costs), one-time costs associated with rebranding one studio to the KINRGY brand, and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$(13,662)	$27,524	$(18,018)	$12,545
Interest expense, net	10,869	8,098	22,051	15,439
Income taxes	132	133	85	10
Depreciation and amortization	4,517	4,288	8,953	8,485
EBITDA	1,856	40,043	13,071	36,479
Equity-based compensation	4,196	6,055	8,138	12,111
Employer payroll taxes related to equity-based compensation	109	91	422	565
Acquisition and transaction expenses (income)	(1,217)	(31,252)	3,298	(15,510)
Litigation expenses	3,388	2,299	4,086	4,344
Financial transaction fees and related expenses	425	79	620	1,644
TRA remeasurement	253	698	862	1,252
Impairment of goodwill and other assets	12,089	7,238	12,089	7,238
Loss on brand divestiture	922	—	1,201	—
Executive transition costs	690	—	690	—
Non-recurring rebranding expenses	331	—	331	—
Restructuring and related charges	2,325	—	10,389	—
Adjusted EBITDA	$25,367	$25,251	$55,197	$48,123

Liquidity and Capital Resources

As of June 30, 2024, we had $15.0 million of cash and cash equivalents, excluding $11.0 million of restricted cash consisting of marketing fund restricted cash and a guarantee of standby letter of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of June 30, 2024, we were in compliance with these covenants.

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

The total principal amount outstanding on the Term Loans was $330.1 million at June 30, 2024. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At June 30, 2024, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

The following table presents summary cash flow information for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$5,696	$30,565
Net cash provided by (used in) investing activities	(11,761)	(5,613)
Net cash provided by (used in) financing activities	(5,012)	(22,133)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,077)	$2,819

Cash Flows from Operating Activities

In the six months ended June 30, 2024, cash provided by operating activities was $5.7 million, compared to $30.6 million in the six months ended June 30, 2023, a decrease in cash provided of $24.9 million. Of the decrease, $15.6 million was due to lower net income after adjustments to reconcile net income/loss to net cash provided by operating activities and $9.3 million in unfavorable changes in working capital related to deferred revenue, accounts payable, other liabilities, and accrued expenses, partially offset by favorable changes in working capital related to prepaid expenses and other current assets, deferred costs, inventories, and other current liabilities in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cash Flows from Investing Activities

In the six months ended June 30, 2024 and 2023, cash used in investing activities was $11.8 million and $5.6 million, respectively. The change year over year in cash used of $6.1 million was primarily attributable to cash used of $8.5 million for our acquisition of Lindora; partially offset by a decrease in cash used to purchase property and equipment of $1.4 million.

Cash Flows from Financing Activities

In the six months ended June 30, 2024, cash used in financing activities was $5.0 million, compared to $22.1 million in the six months ended June 30, 2023, a decrease in cash used of $17.1 million. The decrease in cash used was primarily attributable to prior year payments of $130.8 million related to repurchase of convertible preferred stock, $8.1 million payment for taxes on net share settlements, and a $4.4 million loan to a shareholder compared to no similar payments in the current year. The decrease in cash used was partially offset by net borrowings on long-term debt of $124.3 million in the prior year compared to net payments on long-term debt of $2.5 million in the current year.

Off-Balance Sheet Arrangements

As of June 30, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $1.4 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of June 30, 2024 no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of June 30, 2024 a $0.3 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of June 30, 2024, the outstanding principal balance of $330.1 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.3 million.

Inflation Risk

The inflation rate has been falling by some measures after reaching a nearly three decade high in 2022. Although inflation has decreased, interest rates remain high and may continue to increase our interest expense and our operating costs as well as the operating costs of our franchisees. Although we do not believe that inflation has had a material effect on our business, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our filings with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our performance may be negatively impacted by our recent Chief Executive Officer transition

On June 17, 2024, we announced that Mark King had been named our Chief Executive Officer to replace Brenda Morris who had been serving as our interim Chief Executive Officer following the resignation of our former Chief Executive Officer and founder Anthony Geisler. There are a number of risks associated with a Chief Executive Officer transition, any of which may harm us. If the new Chief Executive Officer is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our Chief Executive Officer transition, it could be viewed negatively by our franchisees, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1***

Employment Agreement dated June 17, 2024, by and between Xponential Fitness, LLC and Mark King (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 17, 2024).

10.2*	Non-Employee Director Compensation Policy, dated July 1, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: August 2, 2024	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)