Form 10-Q
period 2024-09-30
Xponential Fitness, Inc.
filed 2024-11-12
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of November 1, 2024 was 32,287 and 16,016 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$37,774	$37,094
Accounts receivable, net (Note 10)	29,552	32,751
Inventories	10,608	14,724
Prepaid expenses and other current assets	8,341	5,856
Deferred costs, current portion	9,022	6,620
Notes receivable from franchisees, net	279	203
Total current assets	95,576	97,248
Property and equipment, net	18,840	19,502
Right-of-use assets	34,160	71,413
Goodwill	163,036	171,601
Intangible assets, net	117,753	120,149
Deferred costs, net of current portion	41,616	46,541
Notes receivable from franchisees, net of current portion	103	802
Other assets	1,093	1,442
Total assets	$472,177	$528,698
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$21,297	$19,119
Accrued expenses	21,467	14,088
Deferred revenue, current portion	28,560	34,674
Current portion of long-term debt	5,397	4,760
Other current liabilities	17,423	19,666
Total current liabilities	94,144	92,307

Deferred revenue, net of current portion	108,799	117,305
Contingent consideration from acquisitions (Note 16)	15,494	8,666
Long-term debt, net of current portion, discount and issuance costs	342,038	319,261
Lease liability	33,501	70,141
Other liabilities	1,537	9,152
Total liabilities	595,513	616,832
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of September 30, 2024 and December 31, 2023	116,810	114,660
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 32,191 and 30,897 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 16,091 and 16,566 shares issued, and 16,016 and 16,491 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	516,582	521,998
Receivable from shareholder (Note 10)	(16,508)	(15,426)
Accumulated deficit	(654,095)	(630,127)
Treasury stock, at cost, 75 shares outstanding as of September 30, 2024 and December 31, 2023	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(155,713)	(125,247)
Noncontrolling interests	(84,433)	(77,547)
Total stockholders' deficit	(240,146)	(202,794)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$472,177	$528,698

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net:
Franchise revenue	$44,458	$36,425	$129,232	$104,524
Equipment revenue	14,681	12,564	41,506	40,086
Merchandise revenue	6,538	8,456	20,593	24,021
Franchise marketing fund revenue	8,565	6,948	24,777	19,776
Other service revenue	6,249	16,042	20,421	40,058
Total revenue, net	80,491	80,435	236,529	228,465
Operating costs and expenses:
Costs of product revenue	17,071	12,709	44,328	40,967
Costs of franchise and service revenue	4,867	3,559	15,822	11,305
Selling, general and administrative expenses (Note 10)	46,164	43,908	120,308	116,003
Impairment of goodwill and other assets	4,502	4,671	16,591	11,909
Depreciation and amortization	4,226	4,216	13,179	12,701
Marketing fund expense	6,423	5,817	20,785	16,289
Acquisition and transaction expenses (income)	3,664	(1,923)	6,962	(17,433)
Total operating costs and expenses	86,917	72,957	237,975	191,741
Operating income (loss)	(6,426)	7,478	(1,446)	36,724
Other expense (income):
Interest income	(481)	(24)	(1,231)	(1,189)
Interest expense	11,843	10,638	34,644	27,242
Other expense	51	1,845	913	3,097
Total other expense	11,413	12,459	34,326	29,150
Income (loss) before income taxes	(17,839)	(4,981)	(35,772)	7,574
Income taxes	131	202	216	212
Net income (loss)	(17,970)	(5,183)	(35,988)	7,362
Less: net income (loss) attributable to noncontrolling interests	(5,971)	(1,801)	(12,020)	2,348
Net income (loss) attributable to Xponential Fitness, Inc.	$(11,999)	$(3,382)	$(23,968)	$5,014

Net income (loss) per share of Class A common stock:
Basic	$(0.29)	$0.91	$(0.88)	$1.08
Diluted	$(0.29)	$(0.50)	$(0.88)	$(0.17)
Weighted average shares of Class A common stock outstanding:
Basic	32,177	32,260	31,704	32,025
Diluted	32,177	40,223	31,704	39,988

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(9,264)	—	—	9,264	—
Issuance of Class A common stock under stock-based compensation plans	607	—	—	—	—	—	—	—	—	—	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Balance at March 31, 2024	31,582	3	16,488	2	75	(1,697)	506,017	(15,775)	(632,994)	(69,807)	(214,251)
Equity-based compensation	—	—	—	—	—	—	4,884	—	—	1	4,885
Net loss	—	—	—	—	—	—	—	—	(9,102)	(4,560)	(13,662)
Conversion of Class B shares to Class A shares	398	—	(398)	—	—	—	(2,851)	—	—	2,851	—
Issuance of Class A common stock under stock-based compensation plans	180	—	—	—	—	—	74	—	—	—	74
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(360)	—	—	(360)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(206)	(206)
Preferred stock dividend	—	—	—	—	—	—	(2,150)	—	—	—	(2,150)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	2,012	—	—	—	2,012
Balance at June 30, 2024	32,160	3	16,090	2	75	(1,697)	507,986	(16,135)	(642,096)	(71,721)	(223,658)
Equity-based compensation	—	—	—	—	—	—	4,400	—	—	1	4,401
Net loss	—	—	—	—	—	—	—	—	(11,999)	(5,971)	(17,970)
Vesting of Class B Shares	—	—	1	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	31	—	—	—	—	—	—	—	—	—	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(373)	—	—	(373)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(6,742)	(6,742)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	6,094	—	—	—	6,094
Balance at September 30, 2024	32,191	$3	16,091	$2	75	$(1,697)	$516,582	$(16,508)	$(654,095)	$(84,433)	$(240,146)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	27,571	$3	21,647	$2	75	$(1,697)	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Equity-based compensation	—	—	—	—	—	—	5,598	—	—	14	5,612
Net loss	—	—	—	—	—	—	—	—	(9,983)	(4,996)	(14,979)
Conversion of Class B shares to Class A shares	4,926	—	(4,926)	—	—	—	(2,332)	—	—	2,332	—
Preferred stock dividend	—	—	—	—	—	—	(2,069)	—	—	—	(2,069)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(62,660)	—	—	—	(62,660)
Vesting of Class B shares	—	—	10	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	402	—	—	—	—	—	(7,935)	—	—	—	(7,935)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(3,587)	—	—	(3,587)
Balance at March 31, 2023	32,899	3	16,731	2	75	(1,697)	438,038	(19,956)	(639,207)	(55,934)	(278,751)
Equity-based compensation	—	—	—	—	—	—	5,608	—	—	3	5,611
Net income	—	—	—	—	—	—	—	—	18,379	9,145	27,524
Conversion of Class B shares to Class A shares	141	—	(141)	—	—	—	(1,332)	—	—	1,332	—
Preferred stock dividend	—	—	—	—	—	—	(1,857)	—	—	—	(1,857)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	45,551	—	—	—	45,551
Vesting of Class B shares	—	—	2	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	180	—	—	—	—	—	(176)	—	—	—	(176)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(1,683)	—	—	(1,683)
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Payment received from shareholder	—	—	—	—	—	—	—	1,290	—	—	1,290
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(532)	(532)
Balance at June 30, 2023	33,220	3	16,592	2	75	(1,697)	485,832	(21,798)	(620,828)	(45,986)	(204,472)
Equity-based compensation	—	—	—	—	—	—	3,091	—	—	1	3,092
Net loss	—	—	—	—	—	—	—	—	(3,382)	(1,801)	(5,183)
Conversion of Class B shares to Class A shares	27	—	(27)	—	—	—	14,235	—	—	(14,235)	—
Payment of preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	51,435	—	—	—	51,435
Vesting of Class B Shares	—	—	1	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	240	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of Class A common stock	(2,010)	—	—	—	—	—	(50,378)	—	—	—	(50,378)
Excise tax on share repurchases	—	—	—	—	—	—	(262)	—	—	—	(262)
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	—	—	—	—	—	—	516	—	—	—	516
Payment received from shareholder	—	—	—	—	—	—	—	6,772	—	—	6,772
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(6,953)	(6,953)
Balance at September 30, 2023	31,477	$3	16,566	$2	75	$(1,697)	$502,606	$(15,026)	$(624,210)	$(68,974)	$(207,296)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(35,988)	$7,362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,179	12,701
Amortization and write off of debt issuance costs	179	416
Amortization and write off of discount on long-term debt	3,129	2,032
Change in contingent consideration from acquisitions	6,435	(17,528)
Non-cash lease expense	5,415	9,637
Bad debt expense	2,270	850
Equity-based compensation	13,121	15,647
Non-cash interest	(986)	(857)
Loss (gain) on disposal of assets	(8,307)	(770)
Impairment of goodwill and other assets	16,591	11,909
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,152	(2,535)
Inventories	4,116	(5,376)
Prepaid expenses and other current assets	(2,485)	(7,237)
Operating lease liabilities	(2,002)	(4,027)
Deferred costs	2,522	(4,743)
Notes receivable, net	3	1
Accounts payable	1,952	7,302
Accrued expenses	6,688	1,656
Other current liabilities	5,816	4,953
Deferred revenue	(14,620)	7,536
Other assets	348	(458)
Other liabilities	(7,613)	(277)
Net cash provided by operating activities	10,915	38,194
Cash flows from investing activities:
Purchases of property and equipment	(4,815)	(6,156)
Proceeds from sale of assets	346	60
Purchase of studios	—	(164)
Purchase of intangible assets	(1,435)	(2,420)
Notes receivable issued	—	(581)
Notes receivable payments received	470	666
Acquisition of business	(8,500)	—
Net cash used in investing activities	(13,934)	(8,595)
Cash flows from financing activities:
Borrowings from long-term debt	62,951	189,150
Payments on long-term debt	(42,527)	(3,014)
Debt issuance costs	(318)	(411)
Payments of preferred stock dividend	(3,768)	(5,677)
Payment of promissory note liability	(3,467)	—
Payments of contingent consideration	—	(1,412)
Payments for taxes related to net share settlement of restricted share units	—	(8,111)
Proceeds from issuance of common stock in connection with stock-based compensation plans	74	—
Payments for tax receivable agreement	(2,267)	(1,163)
Payments for redemption of preferred stock	—	(130,766)
Payments for distributions to Pre-IPO LLC Members	(6,979)	(7,485)
Repurchase of Class A common stock	—	(50,378)
Payment received from shareholder (Note 10)	—	8,062
Loan to shareholder (Note 10)	—	(4,400)
Proceeds from disgorgement of stockholders short-swing profits (Note 10)	—	516
Net cash provided by (used in) financing activities	3,699	(15,089)
Increase in cash, cash equivalents and restricted cash	680	14,510
Cash, cash equivalents and restricted cash, beginning of period	37,094	37,370
Cash, cash equivalents and restricted cash, end of period	$37,774	$51,880

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$30,846	$24,631
Income taxes paid, net	585	1,673
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$1,143	$567
Adjustment of convertible preferred stock to redemption value	—	(34,326)
Liability-classified restricted stock units vested	—	2,250
Deemed contribution from redemption of convertible preferred stock	—	12,679
Accrued tax withholding related to convertible preferred stock dividend	106	114
Contingent consideration upon acquisition	446	—
Debt issuance costs paid-in-kind - long-term debt	4,059	—
Non-cash proceeds from sale of asset	275	—
Preferred stock dividend paid-in-kind	2,150	—

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

As of September 30, 2024, the Company’s portfolio of nine brands consisted of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one and 31 company-owned transition studios as of September 30, 2024 and 2023, respectively.

On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. On May 20, 2024, the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios. Additionally, during the three months ended September 30, 2024, the Company announced that it would wind down AKT franchise operations. See Note 3 for additional information.

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

Reclassifications – To conform with current year presentation, the Company has reclassified impairment charges of $4,671 and $11,909 from selling, general and administrative expenses to impairment of goodwill and other assets in the operating costs and expenses section of the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

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

Note 2 – Summary of Significant Accounting Policies

Segment and geographic information – The Company operates in one reportable and operating segment. The Company generated $3,808 and $10,361 of revenue outside the United States during the three and nine months ended September 30, 2024, respectively, and $3,351 and $10,338 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company did not have material assets located outside of the United States.

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands, and guarantee of standby letter of credit (See Note 16). The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $12,980 and $9,333 at September 30, 2024 and December 31, 2023, respectively.

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

The Company’s accounts and notes receivable are recorded at net realizable value, which includes an appropriate allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts and notes receivable balances and establishes an allowance for expected credit losses. The estimate of expected credit losses is based upon historical bad debts, current receivable balances, age of receivable balances, the franchisee’s or customer’s financial condition and ability to comply with credit terms and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following tables provide a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2024	$1,135	$2,184	$3,319
Bad debt expense recognized during the period	2,047	223	2,270
Write-off of uncollectible amounts	(1,722)	(2,193)	(3,915)
Balance at September 30, 2024	$1,460	$214	$1,674

	Accounts receivable	Notes receivable	Total
Balance at January 1, 2023	$865	$719	$1,584
Bad debt expense recognized during the period	531	319	850
Write-off of uncollectible amounts	(499)	(71)	(570)
Balance at September 30, 2023	$897	$967	$1,864

Supplemental balance sheet information

	September 30,	December 31,
	2024	2023
Prepaid expenses and other current assets
Prepaid expenses	$5,593	$3,107
Tax receivables	2,584	2,276
Other current assets	164	473
Total prepaid expenses and other current assets	$8,341	$5,856

Accrued expenses
Accrued compensation	$2,317	$4,798
Contingent consideration from acquisitions, current portion	1,786	1,564
Sales tax accruals	841	1,642
Legal accruals	6,727	1,343
Other accruals	9,796	4,741
Total accrued expenses	$21,467	$14,088

Other current liabilities
Lease liabilities, short-term	$7,054	$9,109
Promissory note	3,292	3,345
Tax receivable agreement liability, current portion	1,185	2,892
Other current liabilities	5,892	4,320
Total other current liabilities	$17,423	$19,666

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

The Company’s financial instruments include cash, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses, notes payable, and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities, proximity of issuance to the balance sheet date or variable interest rate.

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

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process in which the Company: a) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and b) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company does not

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

have any uncertain tax positions. The Company recognizes potential interest and penalties, if any, related to income tax matters in income tax expense.

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

Income Statement Expense Disclosures – In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated information about specified categories of expenses included in certain captions presented on the face of the income statement including, purchases of inventory, employee compensation, depreciation, amortization, and depletion. ASU 2024-03 is effective for public entities with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios – On June 5, 2023, the Company entered into an asset purchase agreement (“APA”) to purchase 14 studios to operate as company-owned transition studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) and were franchisees and shareholders of the Company. This acquisition was expected to enhance the operational performance of the 14 Rumble studios as the Company prepared them to be licensed to new franchisees. The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company also entered into a mutual termination agreement with the Rumble Sellers to terminate their existing franchise agreements, resulting in cash received and a gain of $3,500, which is included within selling, general and administrative expenses.

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

The fair value of the property and equipment was based on the replacement cost method. The fair value of the right-of-use assets was determined using the income approach. The deferred revenue represents prepaid classes and class packages. The Company will recognize revenue over time as the members attend and utilize the classes.

The fair value of the reacquired franchise rights after termination of the existing franchise agreements was based on the excess earnings method and was considered to have an eight-year life. The acquisition was not material to the results of operations of the Company.

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

The fair value of reacquired franchise rights was based on the excess earnings method and was considered to have an approximate six-year life. The acquisition was not material to the results of operations of the Company.

During the nine months ended September 30, 2024 and 2023, the Company refranchised operations at 10 and 78 company-owned transition studios, respectively, received proceeds of $0 and $60, respectively, and recorded a net loss of $122 and $594 on disposal of the studio assets, respectively. During the nine months ended September 30, 2024 and 2023, the Company also ceased operations at 11 and 14 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

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

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and nine months ended

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

September 30, 2024 and 2023, the Company did not record any impairment charges related to studio assets. See Note 9 for discussion of impairment charges related to right of- use assets.

Xponential Procurement Services acquisition – On December 29, 2023, the Company entered into a Membership Interest Purchase Agreement whereby the Company acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the XPS seller. The aggregate purchase consideration for the acquisition was $9,930. The purchase price consisted of cash consideration of $3,467 and a promissory note with a fair value of $6,463 payable in two equal installments due on July 1, 2024 and July 1, 2025. The Company paid the first installment of the promissory note during the three months ended September 30, 2024. The remaining portion of the promissory note is included in other current liabilities in the Company’s condensed consolidated balance sheets.

XPS specializes in the custom manufacturing of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products. The acquisition contributes to the Company’s vertical integration of its product offerings to its franchisees.

The transaction was accounted for as a business combination using the acquisition method of accounting, which requires the assets acquired to be recorded at their respective fair value as of the date of the transaction. The Company determined the estimated fair values after review and consideration of relevant information as of the acquisition date, including discounted cash flows, quoted market prices and estimates made by management. The fair values assigned to tangible and intangible assets acquired were based on management's estimates and assumptions. The acquisition was not material to the results of operations of the Company.

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

Lindora acquisition – On December 1, 2023, the Company entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8,500. The transaction also includes up to $1,000 of contingent consideration which is subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. (“Lindora Wellness”). Lindora Wellness has owned and operated each of the Lindora clinics in California for at least 25 years and currently owns and operates 30 Lindora clinics in California and a single Lindora clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness will continue to operate its Lindora clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. The acquisition of Lindora complements the Company's existing brands and will help the Company deliver on consumers’ increasing demand for a holistic approach to health.

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

During the three and nine months ended September 30, 2024, the Company incurred $0 and $528, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations. The company incurred $96 of transaction costs related to acquisitions during both the three and nine months ended September 30, 2023.

Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.

Divestiture of Stride brand – On February 13, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a member of management and shareholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the 12-month period following divestiture. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $279, which was included within selling, general and administrative expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Divestiture of Row House brand – On May 20, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company received no consideration from the divestiture of the Row House brand. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $922, which was included within selling, general and administrative expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Wind down of AKT brand franchise operations – During the three months ended September 30, 2024, the Company announced that it would wind down AKT franchise operations. As part of the wind down, the Company began terminating franchise agreements with existing AKT studios and signed a licensing agreement with a former franchisee for no consideration received. As a result of the ongoing wind down of the AKT brand, the Company recognized net charges of $588 for impairment of intangible assets, inventory write-downs, and other charges during the three months ended September 30, 2024. The wind down of the AKT brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise development fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the nine months ended September 30, 2024. Other deferred revenue amounts of $17,220 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2023	$127,162	$2,540	$129,702
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(18,923)	(1,589)	(20,512)
Decrease in deferred revenue due to divestiture	(1,258)	—	(1,258)
Increase, excluding amounts recognized as revenue during the period	11,933	274	12,207
Balance at September 30, 2024	$118,914	$1,225	$120,139
(1)
Revenue recognized during the period includes revenue recognized as a result of terminations.

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2024. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
Remainder of 2024	$2,467	$397	$2,864
2025	10,590	414	11,004
2026	10,995	414	11,409
2027	11,903	—	11,903
2028	12,248	—	12,248
Thereafter	70,711	—	70,711
	$118,914	$1,225	$120,139

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2024	2023
Franchise and area development fees	$118,914	$127,162
Brand fees	1,225	2,540
Equipment and other	17,220	22,277
Total deferred revenue	137,359	151,979
Non-current portion of deferred revenue	108,799	117,305
Current portion of deferred revenue	$28,560	$34,674

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, there were approximately $3,997 and $4,126 of current deferred costs and approximately $41,374 and $46,221 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $2,690 and $8,827 for the three and nine months ended September 30, 2024, respectively, and $1,419 and $5,200 for the three and nine months ended September 30, 2023, respectively.

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

At September 30, 2024 and December 31, 2023, the principal balance of the notes receivable was approximately $596 and $3,189, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Furniture and equipment	$4,306	$4,258
Computers and software	23,493	20,231
Vehicles	285	635
Leasehold improvements	7,347	7,434
Construction in progress	3,114	2,505
Less: accumulated depreciation	(19,705)	(15,561)
Total property and equipment	$18,840	$19,502

Depreciation expense for the three and nine months ended September 30, 2024, was $1,509 and $4,587, respectively, and $1,480 and $4,125 for the three and nine months ended September 30, 2023, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. During the nine months ended September 30, 2024, there was an increase of $2,346 in previously reported goodwill due to the acquisition of Lindora, as discussed in Note 3. The carrying value of

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

goodwill at September 30, 2024 and December 31, 2023, totaled $163,036 and $171,601, respectively. Cumulative goodwill impairment was $21,024 and $10,113 at September 30, 2024 and December 31, 2023, respectively. The impairment charges are included within impairment of goodwill and other assets in the Company's condensed consolidated statements of operations.

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

In connection with the wind down of the AKT brand, as discussed in Note 3, the Company determined that the deferred video production costs and web design and domain intangible assets related to AKT were impaired and recognized an impairment loss of $179 during the quarter ended September 30, 2024.

During the quarter ended September 30, 2023, the Company determined it was necessary to re-evaluate goodwill of the Stride and Row House reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the Stride and Row House reporting units exceeded their fair value, resulting in a goodwill impairment of $3,469 and $700, respectively, resulting in no goodwill remaining for the Stride and Row House reporting units. The fair value of the reporting units was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 8.0% to 43.0%, at a weighted average cost of capital (discount rate) of 16.0%. The impairment charge is included within impairment of goodwill and other assets in the Company's condensed consolidated statements of operations. In addition, the Company determined that the franchise agreements intangible assets and trademarks related to Stride and Row House were also impaired and recognized an aggregate impairment loss of $230 for the franchise agreements and an aggregate impairment loss of $180 for the trademarks in the third quarter of 2023.

Intangible assets consisted of the following:

		September 30, 2024			December 31, 2023
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(6,243)	$17,167	$20,710	$(4,487)	$16,223
Franchise agreements	7.5 – 10	54,800	(29,691)	25,109	57,700	(29,990)	27,710
Reacquired franchise rights	6.2	—	—	—	137	(13)	124
Intellectual property	5	671	(101)	570	671	—	671
Web design and domain	3 – 10	413	(374)	39	430	(307)	123
Deferred video production costs	3	5,723	(3,894)	1,829	5,829	(3,698)	2,131
Other intangible assets	1	560	(128)	432	560	—	560
Total definite-lived intangible assets		85,577	(40,431)	45,146	86,037	(38,495)	47,542
Indefinite-lived intangible assets:
Trademarks	N/A	72,607	—	72,607	72,607	—	72,607
Total intangible assets		$158,184	$(40,431)	$117,753	$158,644	$(38,495)	$120,149

Amortization expense was $2,717 and $8,592, for the three and nine months ended September 30, 2024, respectively, and $2,736 and $8,576 for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2023,

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios as discussed in Note 3, which is included within impairment of goodwill and other assets.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2024	$3,033
2025	9,949
2026	7,534
2027	6,015
2028	5,750
Thereafter	12,865
Total	$45,146

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.68% at September 30, 2024).

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

Unless agreed in advance, all voluntary prepayments and certain mandatory prepayments of the Term Loan made: (i) on or prior to the first anniversary of the closing date are subject to a 2.0% premium on the principal amount of such prepayment and (ii) after the first anniversary of the closing date and on or prior to the second anniversary of the closing date are subject to a 0.50% premium on the principal amount of such prepayment. Otherwise, the Term Loans may be paid without premium or penalty, other than customary breakage costs with respect to Term Loans.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2024, the Company was in compliance with these covenants.

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

On February 13, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38,701, with an original issue discount of $4,059, (the “Sixth Amendment Incremental Term Loans”). The original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38,701 in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things: (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1,287; (ii) a prepayment premium on the Sixth Amendment Incremental Term Loans; and (iii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

In connection with the Sixth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans of $23 and wrote off original issue discount of $452 related to the repayment of a portion of the Term Loans, which were included in interest expense for the nine months ended September 30, 2024.

On August 23, 2024, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment provides for, among other things: (i) additional term loans in an aggregate principal amount of $25,000, with an original issue discount of $750, (the “Seventh Amendment Incremental Term Loans”); (ii) an increased amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Seventh Amendment Incremental Term Loans) commencing on September 30, 2024 to $1,349; and (iii) a prepayment premium on the Seventh Amendment Incremental Term Loans. The proceeds of the Seventh Amendment will be used for general corporate purposes, including working capital, lease liabilities, and legal expenses arising from previously disclosed regulatory matters.

The Company incurred debt issuance costs of $318 and $411 for the nine months ended September 30, 2024 and 2023, respectively. Debt issuance cost amortization and write off amounted to $55 and $179 for the three and nine months ended September 30, 2024, respectively, and $119 and $416 for the three and nine months ended September 30, 2023, respectively. Unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, were $357 and $218, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of September 30, 2024 and December 31, 2023, was $5,960 and $4,279, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of September 30, 2024 were as follows:

Amount
Remainder of 2024	$1,349
2025	5,397
2026	347,006
Total	$353,752

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2024 and December 31, 2023, due to the variable interest rate, which is a Level 2 input.

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

ROU assets from operating leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. During the three and nine months ended September 30, 2024, the Company recognized ROU asset impairment charges of $4,323, related to studio exits in conjunction with its restructuring plan. During the three and nine months ended September 30, 2023, the Company recognized ROU asset impairment charges of $92, related to studio exits in conjunction with its restructuring plan. The impairment charges were recorded as impairment of goodwill and other assets in the Company's condensed consolidated statements of operations.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	September 30, 2024	December 31, 2023
ROU assets, net (1)	Right-of-use assets	$34,160	$71,413
Lease liabilities, short-term	Other current liabilities	$7,054	$9,109
Lease liabilities, long-term	Lease liability	$33,501	$70,141

(1)
As of September 30, 2024, includes impact of impairment charges of $4,323 related to the restructuring plan. See Note 17 for additional information.

The following table presents the components of lease expense:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease costs	$2,789	$4,663	$8,737	$9,990
Variable lease costs	215	589	673	1,354
Total	$3,004	$5,252	$9,410	$11,344

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the supplemental cash flow information related to operating leases:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,597	$5,576	$4,820	$10,356
Lease liabilities arising from new ROU assets	$1,394	$4,011	$1,394	$66,175

The following table presents other information related to leases:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	5.0	6.7
Weighted average discount rate	10.2%	8.4%

Maturities of lease liabilities as of September 30, 2024 are summarized as follows:

Amount
Remainder of 2024	$4,037
2025	9,794
2026	9,852
2027	9,256
2028	6,998
Thereafter	13,318
Total future lease payments	53,255
Less: imputed interest	12,700
Total	$40,555

Note 10 – Related Party Transactions

The Company had numerous transactions with the pre-IPO Member and pre-IPO Parent and its affiliates. The significant related party transactions consisted of borrowings from and payments to the Member and other related parties that were under common control of the Parent.

In March 2021, the Company recorded a distribution to the Parent of $10,600, which the Parent used to fund a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable from the Parent. In connection with the Reorganization Transactions, the Parent merged with and into the Member. XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the three and nine months ended September 30, 2024, the Company recorded $373 and $1,082 of interest in kind, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the three and nine months ended September 30, 2023, the Company recorded $0 and $871 of interest in kind, respectively. During the nine months ended September 30, 2023, the Company received $8,062 in cash as partial payment for the receivable from shareholder.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of September 30, 2024, the former owner of Row House borrowed $470, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 108 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 81 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $3,261 and $7,710, during the three and nine months ended September 30, 2024, respectively, and $1,368 and $4,380 for the three and nine months ended September 30, 2023, respectively, from studios owned by Spartan Fitness.

The Company earns revenues and has accounts receivable from franchisees comprised of a former member of the Company's senior management and a current employee of the Company. Revenues from these affiliates, primarily related to franchise revenue, marketing fund revenue and merchandise revenue, were $94 and $209 for the three and nine months ended September 30, 2024, respectively, and $126 and $396 for the three and nine months ended September 30, 2023, respectively. Included in accounts receivable as of September 30, 2024 and December 31, 2023, is $0 and $2, respectively, for such sales. The Company provided $217 and $1,172 of studio support during the three and nine months ended September 30, 2024, respectively, to these franchisees. Studio support to these franchisees included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to these franchisees in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries.

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

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of TRA payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during the nine months ended September 30, 2024, which is included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of September 30, 2024.

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

At September 30, 2024 and December 31, 2023, the Company recognized the preferred maximum redemption value of $116,810 and $114,660, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at September 30, 2024 and December 31, 2023). The recording of the preferred maximum redemption value was treated as deemed contribution (dividend), which was included in the calculation of earnings (loss) per share and resulted in a net change of $0 and a net increase of $34,326 to additional paid-in-capital for the nine months ended September 30, 2024 and 2023, respectively.

Note 12 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our former Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the three and nine months ended September 30, 2024, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

LLC Members exchanged their LLC units for 0 and 476 shares of Class A common stock on a one-for-one basis, respectively. During the three and nine months ended September 30, 2023, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 27 and 1,620 shares of Class A common stock on a one-for-one basis, respectively.

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

The following table summarizes the ownership of XPO LLC as of September 30, 2024:

Owner	Units Owned	Ownership percentage
XPO Inc.	32,191	66.7%
Noncontrolling interests	16,091	33.3%
Total	48,282	100.0%

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

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. At September 30, 2024, there were no profit interest units outstanding as the last of these profit interest units vested in August 2024.

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

Equity classified restricted stock units – The following table summarizes activity for RSUs (including performance-based) for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	1,587	$18.27
Issued	2,152	$13.18
Vested	(810)	$17.11
Forfeited, expired, or canceled	(430)	$17.59
Outstanding at September 30, 2024	2,499	$14.42

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

During 2023, 36 performance-based RSUs were earned and issued as shares and seven performance-based RSUs were cancelled or forfeited. During the nine months ended September 30, 2024, 34 performance-based RSUs were earned and issued as shares and 58 performance-based RSUs were forfeited. During 2024, the Company granted 404 performance-based RSUs, of which 242 contained performance conditions and 162 contained market conditions, with weighted average grant-date fair values of $11.97 and $12.54, respectively. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of September 30, 2024, the achievement of remaining performance metrics for performance-based RSUs containing performance conditions is considered probable.

Stock-based compensation expense – Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$4,983	$3,536	$13,121	$15,647
Total stock-based compensation expense, before tax	4,983	3,536	13,121	15,647
Income tax benefit (expense)	-	(51)	-	787
Total stock-based compensation expense, after tax	$4,983	$3,587	$13,121	$14,860

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Income tax benefit (expense) relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At September 30, 2024, the Company had $29,877 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.19 years.

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

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2024, is (0.7)% and (0.6)%, respectively, and (4.0)% and 2.8% for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recognized income tax expense of $131 and $216, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 33.3%. During the three and nine months ended September 30, 2023, the Company recognized income tax expense of $202 and $212, respectively, on its share of pre-tax book income, exclusive of the noncontrolling interest of 34.5%.

As of September 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

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

As of September 30, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $1,185 and $831 of the current and non-current portions of the TRA, respectively, $78,148 of the TRA liability was not recorded as of September 30, 2024. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 16,016 shares and 16,242 shares for the three and nine months ended September 30, 2024, respectively, and 16,503 and 17,206 for the three and nine months ended September 30, 2023, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. The potential dilutive effects of Class B common stock were determined to be anti-dilutive for the three and nine months ended September 30, 2023 and were excluded from the computation of diluted net earnings (loss) per share. Because the Company reported a net loss for the three and nine months ended September 30, 2024, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net earnings (loss) per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(17,970)	$(5,183)	$(35,988)	$7,362
Less: net (income) loss attributable to noncontrolling interests	4,577	(14,976)	14,123	(14,127)
Less: dividends on preferred shares	(1,898)	(1,863)	(5,911)	(5,789)
Less: deemed contribution	6,094	51,435	—	34,326
Add: deemed contribution from redemption of convertible preferred stock	—	—	—	12,679
Net income (loss) attributable to XPO Inc. - basic	(9,197)	29,413	(27,776)	34,451
Add: dividends on preferred shares	—	1,863	—	5,789
Less: deemed contribution	—	(51,435)	—	(34,326)
Less: Deemed contribution from redemption of convertible preferred stock	—	—	—	(12,679)
Net loss attributable to XPO Inc. - diluted	$(9,197)	$(20,159)	$(27,776)	$(6,765)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	32,177	32,260	31,704	32,025
Effect of dilutive securities:
Convertible preferred stock	—	7,963	—	7,963
Weighted average shares of Class A common stock outstanding - diluted	32,177	40,223	31,704	39,988

Net earnings (loss) per share attributable to Class A common stock - basic	$(0.29)	$0.91	$(0.88)	$1.08
Net loss per share attributable to Class A common stock - diluted	$(0.29)	$(0.50)	$(0.88)	$(0.17)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	2,077	1,267	2,077	1,267
Conversion of Class B common stock to Class A common stock	16,016	16,492	16,016	16,492
Convertible preferred stock	8,112	—	8,112	—
Accelerated Purchase Program - final settlement	—	589	—	589
Treasury share options	75	75	75	75
Rumble contingent shares	2,024	2,024	2,024	2,024
Profits interests, time vesting	—	1	—	1

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $6,727 and $1,343, which is included in accrued expenses in the condensed consolidated balance sheets, as of September 30, 2024 and December 31, 2023, respectively.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company has not recorded any provision for insurance reimbursement as of September 30, 2024.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. The Company intends to defend itself in this litigation. The Company recorded an accrual for estimated loss contingencies associated with this matter, which is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2024, based on currently available information. The accrual does not reflect the Company’s views of the merits of claims in this action.

On February 28, 2024 , the landlord (the "New York Rumble Landlord") for a Rumble studio located in New York, New York (the "New York Studio") filed an Affidavit of Confession of Judgment with the Supreme Court of the State of New York, County of New York (the “Court”), against Rumble Fitness, LLC (the “Rumble Sellers”), in its capacity as the former tenant under the lease for the New York Studio (the "New York Lease"), for rent arrears; which filing was triggered by the Company's failure to pay rent. As the current tenant under the New York Lease, the Company had been negotiating a settlement with the New York Rumble Landlord to settle all rent arrears, future rent, and to terminate the New York Lease. On October 15, 2024, the Company entered into two settlement agreements with the New York Rumble Landlord pursuant to which the parties agreed to terminate the New York Lease and settle all amounts owed for rent arrears and future rent. The Company recorded an accrual for estimated loss contingencies associated with this matter, which is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2024.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company intends to defend itself against this action and filed a motion to dismiss the amended complaint on October 8, 2024. The Court has scheduled a hearing on the Company’s motion to dismiss for February 14, 2025. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants,

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims. On June 24, 2024, the Court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which current and former franchisees consist of more than one individual, that it purported to represent in this matter, who purport to have been aggrieved by alleged misstatements and omissions by the Company or an affiliate thereof. No litigation has been commenced, and the Company intends to vigorously defend itself in this matter. The Company recorded an accrual for estimated loss contingencies associated with this matter, which is included in accrued expenses in the condensed consolidated balance sheet. The accrual does not reflect the Company’s views of the merits of claims in this action.

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

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the three and nine months ended September 30, 2024, the Company recorded an increase of $3,797 and $7,042 to contingent consideration, respectively, which were recorded as acquisition and transaction expense. During the three and nine months ended September 30, 2023, the Company recorded a decrease to contingent consideration of $3,356 and $18,533, respectively, which was recorded as acquisition and transaction income. At September 30, 2024 and December 31, 2023, contingent consideration of $14,921 and $7,879, respectively, was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $31 and $108 during the three and nine months ended September 30, 2024, respectively, and $31 and $124 during the three and nine months ended September 30, 2023, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $(302) and $(950) during the three and nine months ended September 30, 2024, respectively, and $1,338 and $1,005 during the three and nine months ended September 30, 2023, respectively, which was recorded as acquisition and transaction expense

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

(income). The Company paid no contingent consideration during the three and nine months ended September 30, 2024 and $1,412 during the three and nine months ended September 30, 2023. At September 30, 2024 and December 31, 2023, contingent consideration of $1,346 and $1,564 was recorded as accrued expenses, respectively, and $163 and $787 was recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

In addition, in connection with the October 2021 acquisition of BFT, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands on a global basis, excluding the United States and Canada. In exchange, the Company is entitled to receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contains an option for the Company to repurchase the master franchise rights granted under the MFA at a purchase price based on the Master Franchisee’s EBITDA, which has been extended to 2025. If the Company (or a designee of the Company) does not exercise the option pursuant to the terms of the MFA, then the Company might be required to pay a cancellation fee to the Master Franchisee which might be material to the Company. If the Master Franchisee rejects an offer to repurchase the franchise rights, then the cancellation fee is not required to be paid. The Company believes the likelihood of a cancellation payment being required is remote as of September 30, 2024, and therefore no accrual has been recorded.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $27 and $61 during the three and nine months ended September 30, 2024, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $169 and $342 during the three and nine months ended September 30, 2024, respectively, which was recorded as acquisition and transaction expense. At September 30, 2024, contingent consideration of $440 and $410 was recorded as accrued expenses and contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company issued a $750 standby letter of credit to a third-party financing company, who provides loans to the Company's qualified franchisees. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of September 30, 2024 and December 31, 2023, $305 and $536 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $1,848 and $2,755 as of September 30, 2024 and December 31, 2023, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of September 30, 2024 and December 31, 2023, $842 and $0 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue into 2025; however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2024 and 2025 totaling approximately $11,500 to $15,500 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Impairment and accelerated amortization of right-of-use assets	$4,323	$5,214	$4,323	$5,214
Contract termination and other associated costs	127	—	732	—
Loss on lease terminations and sale or disposal of assets, net (1)	5,416	633	10,033	633
Other restructuring costs	2,319	478	6,341	478
Total restructuring charges, net	$12,185	$6,325	$21,429	$6,325

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amounts for the three and nine months ended September 30, 2024 are net of, among other things, $0 and $4,057, respectively, for gains on lease terminations related to leases for which the Company had recognized accelerated right-of-use asset amortization.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Costs of product revenue	$—	$248	$113	$248
Selling, general and administrative expenses	7,862	5,985	16,993	5,985
Impairment of goodwill and other assets	4,323	92	4,323	92
Total restructuring charges, net	$12,185	$6,325	$21,429	$6,325

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

September 30, 2024
Balance at December 31, 2023	$2,182
Charges incurred	19,719
Payments	(15,744)
Balance at September 30, 2024	$6,157

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

We operate a diversified platform of nine brands spanning across verticals including Pilates, indoor cycling, barre, stretching, dancing, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 27 additional countries as of September 30, 2024. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; “AKT,” a dance-based cardio workout concept that combines toning, interval and circuit training; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024.

As of September 30, 2024, 2,722 studios were open in North America (consists of Canada, the United States and U.S. territories) and franchisees were contractually committed to open 1,735 additional studios under existing franchise agreements. In addition, as of September 30, 2024, we had 456 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,093 new studios, of which master franchisees have sold 245 licenses for studios not yet opened as of September 30, 2024.

During the nine months ended September 30, 2024 and 2023, we generated revenue outside the United States of $10.4 million and $10.3 million, respectively. As of September 30, 2024 and December 31, 2023, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

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

Wind down of AKT brand franchise operations

During the three months ended September 30, 2024, we announced that we would wind down AKT franchise operations. As part of the wind down, we began terminating franchise agreements with existing AKT studios and signed a licensing agreement with a former franchisee for no consideration received.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2024; however, ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and nine months ended September 30, 2024, we recognized total restructuring charges of $12.2 million, net of gains, and $21.4 million, net of gains, respectively, primarily for contract termination and other associated costs, loss on lease terminations and sale or disposal of assets, impairment of right-of-use assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2024 and 2025 totaling approximately $11.5 million to $15.5 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2024 and 2025.

Once completed we estimate annualized savings of approximately $13.5 million to $15.5 million under the restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.

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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information for both Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively. Historical information has not been adjusted to reflect the wind-down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
System-wide sales	$431,160	$356,745	$1,249,075	$1,013,768
Number of new studio openings globally, gross	125	127	344	385
Number of studios operating globally (cumulative total as of period end)	3,178	2,898	3,178	2,898
Number of licenses sold globally (cumulative total as of period end)	6,209	5,696	6,209	5,696
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,093	1,042	1,093	1,042
AUV (LTM as of period end)	$650	$580	$650	$580
Quarterly AUV (run rate)	$631	$585	NA	NA
Same store sales	5%	15%	7%	16%

The following table presents additional information related to our studio and license key performance indicators for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,660	442	3,102	2,434	372	2,806
New studio openings, net	62	14	76	80	12	92
Studios operating at end of period	2,722	456	3,178	2,514	384	2,898
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,278	847	6,125	4,799	681	5,480
New franchise license sales	60	24	84	170	46	216
Franchise licenses sold (total end of period)	5,338	871	6,209	4,969	727	5,696

Studios obligated to open internationally under MFAs:	September 30, 2024			September 30, 2023
Gross studios obligated to open under MFAs		1,533			1,411
Less: studios opened under MFAs		440			369
Remaining studios obligated to open under MFAs		1,093			1,042
Licenses sold by master franchisees, net (1)		245			261

	Nine Months Ended September 30,
	2024			2023
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,583	411	2,994	2,241	312	2,553
New studio openings, net	139	45	184	273	72	345
Studios operating at end of period	2,722	456	3,178	2,514	384	2,898
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,106	759	5,865	4,474	582	5,056
New franchise license sales	232	112	344	495	145	640
Franchise licenses sold (total end of period)	5,338	871	6,209	4,969	727	5,696

Studios obligated to open internationally under MFAs:	September 30, 2024			September 30, 2023
Gross studios obligated to open under MFAs		1,533			1,411
Less: studios opened under MFAs		440			369
Remaining studios obligated to open under MFAs		1,093			1,042
Licenses sold by master franchisees, net (1)		245			261

(1)
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

Studios No Longer Operating

A studio is considered no longer operating and excluded from the total number of studios operating if (a) the Company has reason to believe, after reasonable inquiry, that the studio is permanently closed, with no plans for re-opening or relocation, or (b) it has no sales for nine consecutive months or more, whichever comes first. If a studio deemed to be no longer operating subsequently generates sales at a future date, it re-enters the operating studio count (and the number of studios no longer operating is reduced). Studios classified as no longer operating are deemed permanently closed.

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a Studio No Longer Operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base.

Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of North America traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the Number of Studios Operating count. For the three and nine months ended September 30, 2024, this represented 0.7% and 0.6%, respectively, of our North America studio base. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue, and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America franchisee-owned studios
Studios operated at beginning of period	2,659	2,364	2,562	2,200
New studio openings	96	100	270	295
Refranchised studios (1)	—	36	10	61
Defranchised studios (2)	—	(4)	—	(59)
Studios no longer operating	(34)	(11)	(121)	(12)
Studios operated at end of period	2,721	2,485	2,721	2,485

North America company-owned transition studios
Studios operated at beginning of period	1	70	21	41
New studio openings	—	—	—	—
Franchise acquisitions (2)	—	4	—	59
Refranchised studios(1)	—	(36)	(10)	(61)
Studios no longer operating	—	(9)	(10)	(10)
Studios operated at end of period	1	29	1	29

Total North America studios
Studios operated at beginning of period	2,660	2,434	2,583	2,241
New studio openings	96	100	270	295
Studios no longer operating	(34)	(20)	(131)	(22)
Studios operated at end of period	2,722	2,514	2,722	2,514
(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(2)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total studios
Studios operated at beginning of period	442	372	411	312
New studio openings	29	27	74	90
Studios no longer operating	(15)	(15)	(29)	(18)
Studios operated at end of period	456	384	456	384

The following table sets forth the total number of operating studios globally for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total studios
Studios operated at beginning of period	3,102	2,806	2,994	2,553
New studio openings	125	127	344	385
Studios no longer operating	(49)	(35)	(160)	(40)
Studios operated at end of period	3,178	2,898	3,178	2,898

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 22 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by our master franchisees), since inception through the date indicated. The number of licenses sold is not reduced by terminations. The number of licenses sold does not generally include license renewals or licenses issued in connection with a change in ownership of operating studios. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses contractually obligated to open is a useful indicator of the number of studios that may open in the future, although it is not certain that these studios will open. Management reviews the number of licenses sold and the number of licenses contractually obligated to open to help monitor and forecast studio growth, system-wide sales and revenue streams.

Average Unit Volume

AUV is calculated by dividing sales during the applicable period for all studios contributing to AUV by the number of studios contributing to AUV. All traditional studio locations in North America are included in the AUV calculation, so long as they meet certain time since opening and sales criteria (as defined immediately below). In particular, AUV (LTM as of period end) and Quarterly AUV (run rate) are calculated as follows:

•
AUV (LTM as of period end) consists of the average sales for the trailing 12 calendar months for all traditional studio locations in North America that opened at least 13 calendar months ago as of the measurement date and that have generated positive sales for each of the last 13 calendar months as of the measurement date.
•
Quarterly AUV (run rate) consists of average quarterly sales for all traditional studio locations in North America that had opened at least six calendar months ago as of the beginning of the respective quarter, and that have non-zero sales in the respective quarter (including nominal or negative sales figures; the only figures excluded are exact $0 amounts in the quarter), multiplied by four.

We measure sales for AUV based solely upon monthly sales as derived through the designated point-of-sale system. AUV is impacted by changes in same store sales, studio openings, and studio closures. Management reviews AUV to assess studio economics.

The following table reconciles our North America operating studios for the three and nine months ended September 30, 2024 and 2023, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,722	2,514	2,722	2,514
Studios no longer operating but generated sales in the period	7	1	7	1
Less: studios less than 13 months old	(451)	(446)	(451)	(446)
Less: non-traditional studio locations	(6)	(8)	(6)	(8)
Less: studios without 13 months of consecutive sales as of measurement date	(19)	(50)	(19)	(50)
Total	2,253	2,011	2,253	2,011

North America studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,722	2,514	NA	NA
Studios no longer operating but generated sales in the period	44	2	NA	NA
Less: studios less than 6 months old	(270)	(294)	NA	NA
Less: non-traditional studio locations	(6)	(18)	NA	NA
Less: studios with no sales in the period	—	(7)	NA	NA
Total	2,490	2,197	NA	NA

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales base to include monthly sales for any traditional studio location in North America. If the studio has generated at least 13 months of consecutive positive sales and opened at least 13 calendars months ago as of any month within the measurement period, the respective comparable months will be included. We measure same store sales based solely upon monthly sales as derived through the designated point-of-sale system. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

The following table reconciles our North America operating studios for the three and nine months ended September 30, 2024 and 2023, respectively, to the total studios contributing to same store sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America studios contributing to same store sales
Operating studios (end of period)	2,722	2,514	2,722	2,514
Studios no longer operating but generated sales in the period	20	1	64	4
Less: studios less than 13 months old	(451)	(446)	(451)	(446)
Less: non-traditional studio locations	(6)	(8)	(6)	(8)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(18)	(40)	(15)	(24)
Total	2,267	2,021	2,314	2,040

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue, net:
Franchise revenue	$44,458	$36,425	$129,232	$104,524
Equipment revenue	14,681	12,564	41,506	40,086
Merchandise revenue	6,538	8,456	20,593	24,021
Franchise marketing fund revenue	8,565	6,948	24,777	19,776
Other service revenue	6,249	16,042	20,421	40,058
Total revenue, net	80,491	80,435	236,529	228,465
Operating costs and expenses:
Costs of product revenue	17,071	12,709	44,328	40,967
Costs of franchise and service revenue	4,867	3,559	15,822	11,305
Selling, general and administrative expenses	46,164	43,908	120,308	116,003
Impairment of goodwill and other assets	4,502	4,671	16,591	11,909
Depreciation and amortization	4,226	4,216	13,179	12,701
Marketing fund expense	6,423	5,817	20,785	16,289
Acquisition and transaction expenses (income)	3,664	(1,923)	6,962	(17,433)
Total operating costs and expenses	86,917	72,957	237,975	191,741
Operating income (loss)	(6,426)	7,478	(1,446)	36,724
Other expense (income):
Interest income	(481)	(24)	(1,231)	(1,189)
Interest expense	11,843	10,638	34,644	27,242
Other expense	51	1,845	913	3,097
Total other expense	11,413	12,459	34,326	29,150
Income (loss) before income taxes	(17,839)	(4,981)	(35,772)	7,574
Income taxes	131	202	216	212
Net income (loss)	$(17,970)	$(5,183)	$(35,988)	$7,362

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue, net:
Franchise revenue	55%	45%	55%	46%
Equipment revenue	18%	16%	17%	18%
Merchandise revenue	8%	10%	9%	10%
Franchise marketing fund revenue	11%	9%	10%	8%
Other service revenue	8%	20%	9%	18%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	21%	16%	19%	18%
Costs of franchise and service revenue	6%	5%	7%	5%
Selling, general and administrative expenses	57%	54%	51%	51%
Impairment of goodwill and other assets	6%	6%	7%	5%
Depreciation and amortization	5%	5%	5%	6%
Marketing fund expense	8%	7%	9%	7%
Acquisition and transaction expenses (income)	5%	(2)%	3%	(8)%
Total operating costs and expenses	108%	91%	101%	84%
Operating income (loss)	(8)%	9%	(1)%	16%
Other expense (income):
Interest income	(1)%	—%	(1)%	(1)%
Interest expense	15%	13%	15%	12%
Other expense	—%	2%	1%	2%
Total other expense	14%	15%	15%	13%
Income (loss) before income taxes	(22)%	(6)%	(16)%	3%
Income taxes	—%	—%	—%	—%
Net income (loss)	(22)%	(6)%	(16)%	3%

Three Months Ended September 30, 2024 and 2023

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2024 versus the three months ended September 30, 2023.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Franchise revenue	$44,458	$36,425	$8,033	22.1%
Equipment revenue	14,681	12,564	2,117	16.8%
Merchandise revenue	6,538	8,456	(1,918)	(22.7)%
Franchise marketing fund revenue	8,565	6,948	1,617	23.3%
Other service revenue	6,249	16,042	(9,793)	(61.0)%
Total revenue, net	$80,491	$80,435	$56	0.1%

Total revenue. Total revenue was $80.5 million in the three months ended September 30, 2024, compared to $80.4 million in the three months ended September 30, 2023, an increase of $0.1 million, or 0%. The increase in total revenue was primarily due to an increase in franchise revenue and equipment revenue, partially offset by a decrease in other service revenue.

Franchise revenue. Franchise revenue was $44.5 million in the three months ended September 30, 2024, compared to $36.4 million in the three months ended September 30, 2023, an increase of $8.0 million, or 22%. Franchise revenue consisted of franchise royalty fees of $29.7 million, franchise territory fees of $7.5 million, technology fees of $4.3 million and training fees of $3.0 million in the three months ended September 30, 2024, compared to franchise royalty fees of $24.2 million, franchise territory fees of $5.3 million, technology fees of $4.0 million and training fees of $2.9 million in the three months ended September 30, 2023. The increase in franchise royalty fees and technology fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since September 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase in franchise agreement terminations year-over-year.

Equipment revenue. Equipment revenue was $14.7 million in the three months ended September 30, 2024, compared to $12.6 million in the three months ended September 30, 2023, an increase of $2.1 million, or 17%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the three months ended September 30, 2024, increased compared to the prior year period. The average revenue per installation increased in the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. The increase in average revenue was due to brand mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $6.5 million in the three months ended September 30, 2024, compared to $8.5 million in the three months ended September 30, 2023, a decrease of $1.9 million, or 23%. The decrease was due primarily to a decrease in demand from studios, current year sales promotions and a lower number of company-owned transition studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.6 million in the three months ended September 30, 2024, compared to $6.9 million in the three months ended September 30, 2023, an increase of $1.6 million, or 23%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since September 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $6.2 million in the three months ended September 30, 2024, compared to $16.0 million in the three months ended September 30, 2023, a decrease of $9.8 million, or 61%. The decrease was primarily due to a $8.2 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Costs of product revenue	$17,071	$12,709	$4,362	34.3%
Costs of franchise and service revenue	4,867	3,559	1,308	36.8%
Selling, general and administrative expenses	46,164	43,908	2,256	5.1%
Impairment of goodwill and other assets	4,502	4,671	(169)	(3.6)%
Depreciation and amortization	4,226	4,216	10	0.2%
Marketing fund expense	6,423	5,817	606	10.4%
Acquisition and transaction expenses (income)	3,664	(1,923)	5,587	(290.5)%
Total operating costs and expenses	$86,917	$72,957	$13,960	19.1%

Costs of product revenue. Costs of product revenue was $17.1 million in the three months ended September 30, 2024, compared to $12.7 million in the three months ended September 30, 2023, an increase of $4.4 million, or 34%, compared to an increase in related revenues of 1%. Costs of product revenue as a percentage of related revenue increased to 80% in the three months ended September 30, 2024, from 60% in the comparable prior year period. The increase was due to current year sales promotions that decreased gross margin and to an increase in write downs of slow-moving inventory.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.9 million in the three months ended September 30, 2024, compared to $3.6 million in the three months ended September 30, 2023, an increase of $1.3 million, or 37%. The increase was primarily due to a $1.3 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $46.2 million in the three months ended September 30, 2024, compared to $43.9 million in the three months ended September 30, 2023, an increase of $2.3 million, or 5%. The increase was primarily attributable to an increase in legal expenses of $9.8 million related to various legal matters; an increase in restructuring and related charges of $2.8 million in the current year period; and an increase in equity-based compensation expense of $1.4 million primarily due to an increase in the number of equity-classified restricted stock units (“RSUs”) outstanding during the current year period, partially offset by a decrease in salaries and wages of $4.9 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $4.9 million primarily related to a decrease in the number of company-owned transition studios; a decrease in marketing and advertising expenses of $1.4 million; and a net decrease in other variable expenses of $0.5 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $4.5 million in the three months ended September 30, 2024, compared to $4.7 million in the three months ended September 30, 2023, a decrease of $0.2 million, or 4%. The decrease was primarily due to a write down of right-of-use assets and intangible assets of $4.5 million related to studio exits in conjunction with our restructuring plan and wind down of AKT franchise operations in the current year period compared to $4.7 million in the prior year primarily related to goodwill and intangible asset write downs related to Stride and Row House.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million in the three months ended September 30, 2024, compared to $4.2 million in the three months ended September 30, 2023.

Marketing fund expense. Marketing fund expense was $6.4 million in the three months ended September 30, 2024, compared to $5.8 million in the three months ended September 30, 2023, an increase of $0.6 million, or 10% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expense was $3.7 million in the three months ended September 30, 2024, compared to income of $1.9 million in the three months ended September 30, 2023, an increase to expense of $5.6 million, or 291%. This expense primarily represented the non-cash change in contingent consideration related to 2021 business acquisitions and to the Lindora acquisition.

Other Expense (Income), net

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Interest income	$(481)	$(24)	$(457)	1,904.2%
Interest expense	11,843	10,638	1,205	11.3%
Other expense	51	1,845	(1,794)	(97.2)%
Total other expense, net	$11,413	$12,459	$(1,046)	(8.4)%

Interest income. Interest income primarily consists of interest on notes receivable, which was $0.5 million in the three months ended September 30, 2024, compared to $0.0 million in the three months ended September 30, 2023.

Interest expense. Interest expense was $11.8 million in the three months ended September 30, 2024, compared to $10.6 million in the three months ended September 30, 2023, an increase of $1.2 million, or 11%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances in the current year period.

Other expense. Other expense consists of TRA expense, which was $0.1 million in the three months ended September 30, 2024, compared to $1.8 million in the three months ended September 30, 2023.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Income taxes	$131	$202	$(71)	(35.1)%

Income taxes. Income taxes were (0.7)% of pre-tax book income (loss) in the three months ended September 30, 2024, compared to (4.0)% in the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023.

Revenue

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Franchise revenue	$129,232	$104,524	$24,708	23.6%
Equipment revenue	41,506	40,086	1,420	3.5%
Merchandise revenue	20,593	24,021	(3,428)	(14.3)%
Franchise marketing fund revenue	24,777	19,776	5,001	25.3%
Other service revenue	20,421	40,058	(19,637)	(49.0)%
Total revenue, net	$236,529	$228,465	$8,064	3.5%

Total revenue. Total revenue was $236.5 million in the nine months ended September 30, 2024, compared to $228.5 million in the nine months ended September 30, 2023, an increase of $8.1 million, or 4%. The increase in total revenue was primarily due to an increase in the number of open studios, partially offset by a decrease in other service revenue.

Franchise revenue. Franchise revenue was $129.2 million in the nine months ended September 30, 2024, compared to $104.5 million in the nine months ended September 30, 2023, an increase of $24.7 million, or 24%. Franchise revenue consisted of franchise royalty fees of $85.6 million, franchise territory fees of $22.2 million, technology fees of $12.6 million and training fees of $8.8 million in the nine months ended September 30, 2024, compared to franchise royalty fees of $68.8 million, franchise territory fees of $15.9 million, technology fees of $11.4 million and training fees of $8.4 million in the nine months ended September 30, 2023. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since September 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase in franchise agreement terminations year-over-year.

Equipment revenue. Equipment revenue was $41.5 million in the nine months ended September 30, 2024, compared to $40.1 million in the nine months ended September 30, 2023, an increase of $1.4 million, or 4%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the nine months ended September 30, 2024, decreased compared to the prior year period, primarily due to the decrease in studio openings compared to the prior year period. The average revenue per installation increased in the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. The increase in average revenue is due to brand mix and a higher proportion of equipment installed with brands with higher equipment prices.

Merchandise revenue. Merchandise revenue was $20.6 million in the nine months ended September 30, 2024, compared to $24.0 million in the nine months ended September 30, 2023, a decrease of $3.4 million, or 14%. The decrease was due primarily to a decrease in demand from studios, current year sales promotions and a lower number of company-owned transition studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $24.8 million in the nine months ended September 30, 2024, compared to $19.8 million in the nine months ended September 30, 2023, an increase of $5.0 million, or 25%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since September 30, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $20.4 million in the nine months ended September 30, 2024, compared to $40.1 million in the nine months ended September 30, 2023, a decrease of $19.6 million, or 49%. The decrease was primarily due to a $17.5 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Costs of product revenue	$44,328	$40,967	$3,361	8.2%
Costs of franchise and service revenue	15,822	11,305	4,517	40.0%
Selling, general and administrative expenses	120,308	116,003	4,305	3.7%
Impairment of goodwill and other assets	16,591	11,909	4,682	39.3%
Depreciation and amortization	13,179	12,701	478	3.8%
Marketing fund expense	20,785	16,289	4,496	27.6%
Acquisition and transaction expenses (income)	6,962	(17,433)	24,395	(139.9)%
Total operating costs and expenses	$237,975	$191,741	$46,234	24.1%

Costs of product revenue. Costs of product revenue was $44.3 million in the nine months ended September 30, 2024, compared to $41.0 million in the nine months ended September 30, 2023, an increase of $3.4 million, or 8%, compared to a decrease in related revenues of 3%. Costs of product revenue as a percentage of related revenue increased to 71% in the nine months ended September 30, 2024, from 64% in the comparable prior year period. The increase was due to current year sales promotions, that decreased gross margin and an increase in write downs of slow-moving inventory.

Costs of franchise and service revenue. Costs of franchise and service revenue was $15.8 million in the nine months ended September 30, 2024, compared to $11.3 million in the nine months ended September 30, 2023, an increase of $4.5 million, or 40%. The increase was primarily due to a $3.6 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses were $120.3 million in the nine months ended September 30, 2024, compared to $116.0 million in the nine months ended September 30, 2023, an increase of $4.3 million, or 4%. The increase was primarily attributable to an increase in restructuring and related charges of $13.1 million in the current year period; an increase in legal expenses of $9.8 million related to various legal matters; an increase in expense due to $3.5 million mutual termination agreement income related to the acquisition of 14 Rumble studios in the prior year period and a loss on brand divestitures and wind down of $1.8 million in the current year period; and a net increase in other variable expenses of $0.6 million, partially offset by a decrease in salaries and wages of $8.9 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $10.6 million primarily due to a decrease in the number of company-owned transition studios; a decrease in equity-based compensation expense of $2.5 million primarily due to a decrease in the current year common stock price, resulting in lower expense to be recognized on current-year RSU grants; and a decrease in marketing and advertising expenses of $2.5 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $16.6 million in the nine months ended September 30, 2024, compared to $11.9 million in the nine months ended September 30, 2023, an increase of $4.7 million, or 39%. The increase was primarily due to a write down of franchise agreements intangible asset and goodwill of $12.1 million related to the CycleBar reporting unit and a write down of right-of-use assets of $4.3 million in the current year compared to a $7.2 million intangible asset write down related to the acquisition of 14 Rumble studios and a $4.6 million write down of goodwill and intangible asset related to Stride and Row House in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $13.2 million in the nine months ended September 30, 2024, compared to $12.7 million in the nine months ended September 30, 2023, an increase of $0.5 million, or 4%. The increase was due primarily to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $20.8 million in the nine months ended September 30, 2024, compared to $16.3 million in the nine months ended September 30, 2023, an increase of $4.5 million, or 28% and is consistent with the increase in franchise marketing fund revenue.

Acquisition and transaction expense (income). Acquisition and transaction expense was $7.0 million in the nine months ended September 30, 2024, compared to income of $17.4 million in the nine months ended September 30, 2023, an increase to expense of $24.4 million, or 140%. This expense primarily represents the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions and $0.5 million of acquisition related expenses in the current year period.

Other Expense (Income), net

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Interest income	$(1,231)	$(1,189)	$(42)	3.5%
Interest expense	34,644	27,242	7,402	27.2%
Other expense	913	3,097	(2,184)	(70.5)%
Total other expense, net	$34,326	$29,150	$5,176	17.8%

Interest income. Interest income primarily consists of interest on notes receivable, which was $1.2 million in the nine months ended September 30, 2024, compared to $1.2 million in the nine months ended September 30, 2023.

Interest expense. Interest expense was $34.6 million in the nine months ended September 30, 2024, compared to $27.2 million in the nine months ended September 30, 2023, an increase of $7.4 million, or 27%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances and higher interest rates in the current year period.

Other expense. Other expense consists of TRA expense, which was $0.9 million in the nine months ended September 30, 2024, compared to $3.1 million in the nine months ended September 30, 2023.

Income Taxes

	Nine Months Ended September 30,		Change from Prior Year
	2024	2023	$	%
	($ in thousands)
Income taxes	$216	$212	$4	1.9%

Income taxes. Income taxes were (0.6)% of pre-tax book income (loss) in the nine months ended September 30, 2024, compared to 2.8% in the nine months ended September 30, 2023.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other assets, loss on brand divestitures and wind down, executive transition costs (consisting of costs associated with the transition of our former CEO, such as professional services, legal fees, executive recruiting costs and other related costs), one-time costs associated with rebranding one studio to the KINRGY brand, and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss)	$(17,970)	$(5,183)	$(35,988)	$7,362
Interest expense, net	11,362	10,614	33,413	26,053
Income taxes	131	202	216	212
Depreciation and amortization	4,226	4,216	13,179	12,701
EBITDA	(2,251)	9,849	10,820	46,328
Equity-based compensation	4,983	3,536	13,121	15,647
Employer payroll taxes related to equity-based compensation	(7)	94	415	659
Acquisition and transaction expenses (income)	3,664	(1,923)	6,962	(17,433)
Litigation expenses	10,435	1,511	14,521	5,855
Financial transaction fees and related expenses	—	327	620	1,971
TRA remeasurement	51	1,845	913	3,097
Impairment of goodwill and other assets	4,502	4,671	16,591	11,909
Loss on brand divestitures and wind down (excluding impairments)	408	—	1,609	—
Executive transition costs	—	—	690	—
Non-recurring rebranding expenses	—	—	331	—
Restructuring and related charges (excluding impairments)	9,194	6,611	19,583	6,611
Adjusted EBITDA	$30,979	$26,521	$86,176	$74,644

Liquidity and Capital Resources

As of September 30, 2024, we had $24.8 million of cash and cash equivalents, excluding $13.0 million of restricted cash consisting of marketing fund restricted cash and a guarantee of standby letter of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of September 30, 2024, we were in compliance with these covenants.

On February 13, 2024, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38.7 million, with an original issue discount of $4.1 million, (the “Sixth Amendment Incremental Term Loans”). The original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38.7 million in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1.3 million, (ii) included a prepayment premium on the Sixth Amendment Incremental Term Loans and (iii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

On August 23, 2024, we entered into a seventh amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment provides for, among other things, additional term loans in an aggregate principal amount of $25.0 million, with an original issue discount of $0.8 million, (the “Seventh Amendment Incremental Term Loans”). The proceeds of which will be used for general corporate purposes, including working capital, lease liabilities, and legal expenses arising from previously disclosed regulatory matters. The Seventh Amendment, among other things, also increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Seventh Amendment Incremental Term Loans) commencing on September 30, 2024 to $1.3 million and included a prepayment premium on the Seventh Amendment Incremental Term Loans.

The total principal amount outstanding on the Term Loans was $353.8 million at September 30, 2024. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At September 30, 2024, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$10,915	$38,194
Net cash provided by (used in) investing activities	(13,934)	(8,595)
Net cash provided by (used in) financing activities	3,699	(15,089)
Net increase (decrease) in cash, cash equivalents and restricted cash	$680	$14,510

Cash Flows from Operating Activities

In the nine months ended September 30, 2024, cash provided by operating activities was $10.9 million, compared to $38.2 million in the nine months ended September 30, 2023, a decrease in cash provided of $27.3 million. Of the decrease, $26.4 million was due to lower net income after adjustments to reconcile net income (loss) to net cash provided by operating activities and $0.9 million in unfavorable changes in working capital related to deferred revenue, accounts payable, and other liabilities, partially offset by favorable changes in working capital related to prepaid expenses and other current assets, deferred costs, inventories, accounts receivable, accrued expenses, and operating lease liabilities in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cash Flows from Investing Activities

In the nine months ended September 30, 2024 and 2023, cash used in investing activities was $13.9 million and $8.6 million, respectively. The change year over year in cash used of $5.3 million was primarily attributable to cash used of $8.5 million for our acquisition of Lindora; partially offset by decreases in cash used to purchase property and equipment and intangible assets of $1.3 million and $1.0 million, respectively.

Cash Flows from Financing Activities

In the nine months ended September 30, 2024, cash provided by financing activities was $3.7 million, compared to cash used in financing activities of $15.1 million in the nine months ended September 30, 2023, a decrease in cash used of $18.8 million. The decrease in cash used was primarily attributable to prior year payments of $130.8 million related to repurchase of convertible preferred stock, $50.4 million for share repurchases, $8.1 million payment for taxes on net share settlements, and a $4.4 million loan to a shareholder compared to no similar payments in the current year. The decrease in cash used was partially offset by net borrowings on long-term debt of $186.1 million and a payment received from a shareholder of $8.1 million in the prior year compared to net borrowings on long-term debt of $20.4 million in the current year.

Off-Balance Sheet Arrangements

As of September 30, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $1.8 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of September 30, 2024 a $0.8 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we issued a standby letter of credit to a third-party financing company, who provides loans to our qualified franchisees. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of September 30, 2024 a $0.3 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of September 30, 2024, the outstanding principal balance of $353.8 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.5 million.

Inflation Risk

The inflation rate has been falling after reaching a nearly three decade high in 2022. Although inflation has decreased, interest rates remain high and may continue to increase our interest expense and our operating costs as well as the operating costs of our franchisees. Although we do not believe that inflation has had a material effect on our business, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors, except as set forth in our Form 10-Q for the quarter ended June 30, 2024 under the caption Item 1.A. Risk Factors, which disclosure is incorporated by reference herein. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, one of the Company’s officers, Sarah Luna, President, early terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Securities Exchange Act of 1934, as amended). Mrs. Luna’s Rule 10b5-1 trading arrangement was originally adopted on September 15, 2023 and was terminated on July 17, 2024. Mrs. Luna’s Rule 10b5-1 trading arrangement had provided for the potential sale of 40,000 shares of the Company’s Class A common stock. No transactions were completed under the arrangement.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Seventh Amendment, dated as of August 23, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

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

Xponential Fitness, Inc. (Registrant)

Date: November 8, 2024	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)