Form 10-K/A
period 2022-12-31
Xponential Fitness, Inc.
filed 2024-11-26
CIK 1802156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates,
computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2024, was approximately $389.0 million.
The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of November 1, 2024 was 32,287 and 16,016 shares, respectively
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends t
h
e Annual Report on Form
10-K
of Xponential Fitness, Inc. (the “Company”) for the period ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Original Form
10-K”).
This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.1 and 31.2 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form
10-K.
This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Form
10-K.
This Amendment speaks as of the original filing date of the Original Form
10-K,
does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form
10-K.
Accordingly, this Amendment should be read in conjunction with the Original Form
10-K
and the Company’s other filings made with the SEC subsequent to the filing of the Original Form
10-
K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333 -257443	3.2	7/22/2021

3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333 -257443	3.4	07/16/2021

3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333 -257443	3.5	06/29/2021

3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333 -257443	3.6	06/29/2021

4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333 -257443	4.1	06/25/2021

4.2	Description of Securities.	10 -K	000 - 40638	4.2	03/07/2022

10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333 -257443	10.12	06/29/2021

10.2	Form of Registration Rights Agreement among Xponential Fitness, Inc. and the Investors named therein.	S-1	333 -257443	10.15	06/25/2021

10.3	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333 -257443	10.26	06/25/2021

10.4	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333 -257443	10.1	06/25/2021

10.5	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333 -257443	10.8	06/25/2021

10.6	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333 -257443	10.13	07/16/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.7	Form of Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-1/A	333 -257443	10.16	07/16/2021

10.8	Form of Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-1/A	333 -257443	10.17	07/16/2021

10.9	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award.+	S-1/A	333 -257443	10.28	07/16/21

10.10	Employment Agreement dated as of July 1, 2021 by and between Xponential Fitness, LLC and Anthony Geisler.+	S-1/A	333 -257443	10.18	07/16/21

10.11	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333 -257443	10.19	06/25/2021

10.12	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Sarah Luna.+	S-1	333 -257443	10.22	06/25/2021

10.13	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Ryan Junk.+	S-1	333 -257443	10.21	06/25/2021

10.14	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Megan Moen.+	S-1	333 -257443	10.20	06/25/2021

10.15	First Amended and Restated Phantom Equity Plan of Club Pilates Franchise, LLC.+	S-1	333 -257443	10.24	06/25/2021

10.16	First Amended and Restated Phantom Equity Plan of CycleBar Holdco, LLC.+	10 -K	000 - 40638	10.16	03/07/2022

10.17	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333 -257443	10.27	06/29/2021

10.18	First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC.	S-1	333 -257443	10.23	06/25/2021

10.19	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.	10 -Q	001 -40638	10.1	05/13/2022

10.20	Non-Employee Director Compensation Policy	10 -Q	001 - 40638	10.1	08/12/2022

10.21	Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	10 -Q	001-40638	10.1	11/10/2022

21.1	Subsidiaries of Registrant.	10-K	001-40638	21.1	03/06/2023

23.1	Consent of Deloitte & Touche LLP	10-K	001-40638	23.1	03/06/2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40638	32.2	03/06/2023

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40638	32.2	03/06/2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Revised Certification filed herewith.
+	Denotes management contract or compensatory plan, contract or arrangement.
†	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xponential Fitness, Inc.

Date: November 26, 2024	By:	/s/ John Meloun
John Meloun
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)