Form 10-Q/A
period 2023-03-31
Xponential Fitness, Inc.
filed 2024-11-26
CIK 1802156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(this “Amendment”) amends the Quarterly Report on Form
10-Q
of Xponential Fitness, Inc. (the “Company”) for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2023 (the “Original Form
10-Q”).
This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.1 and 31.2 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form
10-Q.
This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Form
10-Q.
This Amendment speaks as of the original filing date of the Original Form
10-Q,
does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form
10-Q.
Accordingly, this Amendment should be read in conjunction with the Original Form
10-Q
and the Company’s other filings made with the SEC subsequent to the filing of the Original Form
10-Q.

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