Form 10-K
period 2024-12-31
Xponential Fitness, Inc.
filed 2025-03-14
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $389.0 million.

The number of shares (in thousands) of Registrant’s Class A Common Stock and Class B Common Stock outstanding as of March 6, 2025 was 33,745 and 14,739 shares, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

Item 1. Business.

Overview

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”) through its principal operating subsidiary, Xponential Fitness LLC (“XPO LLC”) is one of the leading global franchisors of boutique health and wellness brands.

We operate a diversified platform of eight brands spanning across verticals including Pilates, indoor cycling, barre, stretching, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 30 additional countries as of December 31, 2024. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024.

Key performance metrics in this “Business” section are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information for both Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Business” section use this same basis of reporting, unless noted otherwise. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Performance Indicators”, of this Annual Report on Form 10-K for information regarding our key performance metrics and how they are defined.

Our Mission: Our mission is to bring the talents, assets, and capabilities that franchise brands need to grow successfully.

Our Vision: Become a world class platform of premium franchise brands, offering curated experiences throughout our members fitness journeys.

Our Values: Integrity, Excellence, Fun!, Connection

We believe our unique combination of a scaled multi-brand offering, resilient franchise model with strong unit economics and integrated platform has enabled us to build our leading market position in the large and growing U.S. boutique fitness industry. The following five key pillars are what currently guide our company strategy:

•
Become franchisor of choice in health and wellness category. Through a franchisee first mindset we will provide franchisees with extensive support to help maximize the performance of their studios and enhance their return on investment.
•
Deliver a world class member experience. We will use data as a competitive advantage to better understand our members and their preferences from the moment they join. We will continue to focus on attracting and retaining members by providing a best-in-class curated member experience.
•
Become a data driven company. We are making appreciable investments in a data warehouse and reporting tools and other initiatives to develop consumer insights and trends.
•
Create a culture of innovation. We are building the foundational capabilities to harness data and artificial intelligence for decision-making and establishing a strong culture of innovation, whereby people, processes and technology will evolve to modernize and optimize our franchising business.
•
Drive international expansion. International expansion will be a key component of our growth strategy, and we will continue to invest and market our brands in focused attractive international markets.

We built the Xponential Fitness brand portfolio through a series of acquisitions, targeting select health and wellness verticals. In curating our portfolio, we identified brands with exceptional programming and a loyal consumer base which we believed would benefit from our operational expertise, franchising experience and scaled platform. With extensive industry experience, our management team and brand presidents are the driving force behind our operational excellence. We have established a proven operational model (the “Xponential Playbook”) that helps franchisees generate compelling studio economics. The key pillars of our Xponential Playbook include:

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

The Xponential Playbook is designed to help franchisees achieve compelling Average Unit Volumes (“AUVs”), strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. The smaller box format contributed to a weighted average initial franchisee investment of approximately $560,000 in 2024.

We believe our integrated platform, which supports our eight brands, is a unique competitive advantage in the boutique health and wellness industry and enables us to accelerate growth and enhance operating margins. Our multi-brand offering results in higher franchisee lead flow and conversion, which lowers franchisee acquisition costs. Existing franchisees also serve as an embedded pipeline for continued expansion across our brands. As a result of our scale, we benefit from greater access to real estate and favorable vendor relationships. Additionally, we leverage shared corporate services across franchise sales, real estate, supply chain, merchandising, information technology, finance, accounting and legal. As an integrated platform, we utilize technology to provide improved functionality, drive efficiency and access compelling data across our brands. Our robust digital platform, with content spanning all of our fitness brands, is an important example of our ability to utilize our integrated platform to enhance our individual brand offerings and member retention. We also benefit from knowledge sharing and best practices across the portfolio. Finally, Lindora complements our existing fitness brands and will help us deliver on consumers’ increasing demand for a holistic approach to health.

As a franchisor, we benefit from multiple predictable and recurring revenue streams that enable us to scale our franchised studio base in a capital efficient manner. As of December 31, 2024, franchisees were contractually committed to open an additional 1,607 studios in North America (consists of Canada, the United States and U.S. territories). As of December 31, 2024, we estimate approximately 30% of our licenses contractually obligated to open in North America are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive.

Recent Developments

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”, of this Annual Report on Form 10-K for information regarding significant developments in our business.

Our Industry

We primarily operate in the large and growing boutique fitness segment of the broader health and fitness club industry. Boutique fitness encompasses a social, supportive community of coaches and consumers engaging through class-based programming in small studio spaces (typically 1,500-2,500 square feet). A boutique fitness workout typically offers more customized programming and a more intensive experience complemented by increased levels of personal attention and guidance relative to a traditional health and fitness club. Additionally, through our acquisition of Lindora, a leading provider of medically guided wellness and metabolic health solutions, we are expanding our health and wellness footprint.

As one of the leading global franchisors in the boutique health and wellness industry, we saw continued strong growth during the last two years. We had gross studio openings globally of 464 and 553 during the years ended December 31, 2024 and 2023, respectively. Our member base as of December 31, 2024 is approximately 15% larger than it was as of December 31, 2023.

Our Competitive Strengths

Diversified portfolio of leading boutique health and wellness brands.

Our portfolio of eight diversified brands spans a variety of popular fitness, health, and wellness verticals including Pilates, barre, cycling, stretching, yoga, boxing, metabolic health and functional training. We believe that our diversification represents a significant competitive advantage in a fragmented market comprised primarily of single-brand companies focused on an individual fitness, health or wellness vertical. The complementary nature of our brands allows our franchised studios to be located in close proximity to one another, providing variety and convenience to both consumers and franchisees. Our brands appeal to a broad range of consumers across ages, fitness levels and demographics and are positioned at an accessible price point. The strength of our brands is highlighted by the numerous accolades they have received, with six brands (Club Pilates, StretchLab, Pure Barre, BFT, Rumble and YogaSix) being listed among Entrepreneur’s 2025 Franchise 500 rankings and three brands (Club Pilates, StretchLab, and YogaSix) being listed among Entrepreneur's 2024 Fastest Growing Franchise rankings. We believe that our diversified brand offering expands our total addressable market and translates into increased use occasions for consumers, driving increased share of wallet and enhancing consumer lifetime value across our portfolio.

Market leading position with significant nationwide scale.

We are one of the leading boutique health and wellness franchisor in the United States with 2,693 studios operating across eight brands in the United States. We believe that our Pilates, barre and cycling brands have leading market share positions within their respective verticals. As the leaders in these verticals, and as one of the few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented boutique fitness market.

We are able to leverage the popularity and reputation of existing Xponential studios to support both new studio sales to franchisees and to support franchisees’ ability to attract new customers to their studios. We believe that the continued expansion of the Xponential platform creates a network effect that reinforces our competitive position, making us increasingly attractive to potential franchisees and making studios increasingly popular with boutique fitness consumers. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with franchise agreements in 49 states, Puerto Rico and the District of Columbia as of December 31, 2024. Our geographic reach represents a material competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally even when extraordinary events heavily impact specific markets.

Passionate, growing and loyal consumer base.

Our franchised studios provide differentiated and accessible boutique fitness experiences that are fun, energetic and deliver a strong sense of community, engendering loyalty and engagement with consumers. Across our system, we had a total of 60.0 million in-studio and live stream visits in 2024, an increase of 19% over the prior year. The loyalty of our consumer base is evidenced by our franchisees’ ability to grow actively paying members by 15% from December 31, 2023 to December 31, 2024, and membership visits for the quarter ended December 31, 2024 increased 19% compared to the quarter ended December 31, 2023. For the quarter ended December 31, 2024, run-rate AUVs increased 9% compared to the quarter ended December 31, 2023. We were able to deepen our consumer loyalty over the past few years through our robust digital platform offering, as well as the personal efforts of exceptional franchisees to strengthen their studio communities. Our digital platform offers a great selection of digital workouts in our library with multiple class formats within each fitness brand. As of December 31, 2024, studios had approximately 813,000 members, of which approximately 742,000 were actively paying members on recurring membership packages. Our franchised studios foster consumer engagement, personal accountability to achieve fitness goals and a strong sense of community, which drive repeat visits and maximize consumer lifetime value. In September 2022, through our exclusive partnership with Princess Cruises we became the first cross-modality fitness franchise to put its curated brands on a major cruise line. This partnership allows Princess passengers the opportunity to experience our brands, except for Rumble, BFT, and Lindora. In addition to the in-studio classes offered onboard, on-demand classes are available across Princess’ staterooms on Princess’ proprietary digital content platform, OceanView. We believe that our partnerships such as the one with Princess Cruises will further drive excitement and enthusiasm across the Xponential consumer base, while also helping to increase membership engagement and retention.

Xponential Playbook supports system-wide operational excellence.

We strategically partner with franchisees who have been vetted by a thorough selection process. Through the Xponential Playbook, we provide franchisees with significant support from the outset, focused on delivering a superior experience and maximizing studio-level productivity and profitability. Franchisees also benefit from the significant investments we have made in our corporate platform, through which we leverage integrated systems and shared services. While marketing, wellness and fitness programming are specific to each brand, nearly all other franchisee support functions are integrated across brands at the corporate level, and franchisees are guided through the key pillars of successful studio operations.

We believe the relationships we maintain with franchisees drive tangible results for consumers: well-managed boutique health and wellness studios; access to technological capabilities; retention of highly qualified instructors; and a consistent, community-based experience across brands and geographies. We believe the extensive level of support we provide to franchisees is a key driver of system-wide operational excellence.

Asset-light franchise model and predictable revenue streams.

We believe our asset-light franchise model drives faster system-wide unit growth, compared to a similarly capitalized corporate-owned model. As a franchisor, we have multiple highly predictable revenue streams and low ongoing capital requirements. Upon the granting of access to a license, we receive a one-time, non-refundable upfront payment from franchisees for the right to open a studio in a specific territory. This is followed by a series of contractual payments once a studio is open, many of which are recurring, including royalty fees, technology fees, merchandise sales, marketing fees and instructor and management training revenues. Approximately 74% of our revenue in 2024 and 75% of our revenue in 2023 was considered recurring, and we believe this percentage will increase as franchise royalty fees are expected to account for a greater percentage of our revenue over time.

Highly attractive and predictable studio-level economics.

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. We believe our strong studio-level economics have contributed to our growth. Our open studios in North America increased 7% from December 31, 2023 to December 31, 2024 and run-rate AUVs increased 9% from the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023.

Large and expanding franchisee base with visible organic growth.

Our large number of existing licenses sold represents an embedded pipeline to support the continued growth of our business. As of December 31, 2024, on a cumulative basis since inception, we had 6,265 franchise licenses sold globally, compared to 5,865 franchise licenses sold as of December 31, 2023. Franchisees are contractually obligated to open studios in their territories after purchasing a franchise license. In the event that franchisees are unable to meet their contractual obligations, we have the ability to resell or reassign their territory license(s) to another franchisee in the system or our franchisee pipeline. The number of licenses contractually obligated to open is a useful indicator of the number of studios that may open in the future, although it is not certain that these studios will open. Accordingly, we have the potential to substantially increase our studio base through our existing licenses sold, providing us with highly visible unit growth and further increasing our already significant scale within the boutique health and wellness industry.

Proven and experienced management team

Our strategic vision is driven by our highly experienced management team, led by Mark King who was appointed as our Chief Executive Officer in June 2024. Mr. King is a highly innovative, growth-oriented leader with an established track record scaling iconic global consumer brands and franchisors. Most recently, as CEO of Taco Bell, he led the franchisor to positive same store sales growth in each quarter but one under his leadership while simultaneously opening more than 1,400 new franchise locations. He was also integral to the acceleration of Taco Bell’s international growth and was credited with establishing a healthy domestic franchise system. Our brand presidents are key members of our leadership team and act as the driving force behind their respective brands. Collectively, our management team fosters an entrepreneurial culture and mentality that resonates with franchisees. The strength of our management team is illustrated by the growth of the business and the recent honors that we and our brands have received, with six brands (Club Pilates, StretchLab, Pure Barre, BFT, Rumble and YogaSix) being listed among Entrepreneur’s 2025 Franchise 500 rankings and three brands (Club Pilates, StretchLab, and YogaSix) being listed among Entrepreneur's 2024 Fastest Growing Franchise rankings. Our leadership team has significant experience scaling franchised brands and has created a culture designed to enable our future success.

In January 2025 we announced the appointment of four seasoned executives to our management team. The appointments include John Kawaja as President of North America; Tim Weiderhoft as Chief Operating Officer of North America; Kevin Beygi as Chief Technology Officer; and Eric Simon as Chief Development Officer. Prior to being promoted to President of North America, Mr. Kawaja served as the Company’s President of Wholesale. Previously, Mr. Kawaja was President at TaylorMade Golf Company and the Head of Marketing for North America at Adidas Group. Prior to joining the Company as Chief Operating Officer of North America, Mr. Weiderhoft was Chief Operating Officer and Vice President of Franchising for Central Bark USA, Chief Executive Officer at Wow Wow Hawaiian Lemonade, and Vice President of Franchise Development at Massage Envy Franchising LLC. Prior to joining the Company as Chief Technology Officer, a newly created role at the Company, Mr. Beygi was Director of Data Analytics, Enablement and Operations for Microsoft Corporation, and held senior advisory roles with The Walt Disney Company, MISO, Shell and Total Energies. Prior to joining the Company as Chief Development Officer, another newly created role at the Company, Simon was Senior Vice President of Franchise Sales and Development at The Joint Chiropractic, Director of Franchise Development at AAMCO Transmission and Total Car Care, and International Development Manager for The UPS Store.

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

We have grown our franchised studio footprint in North America from 1,071 open studios across the U.S. and Canada as of December 31, 2018 to 2,758 open studios in North America as of December 31, 2024, representing a Compound Annual Growth Rate (“CAGR”) of 17%. As of December 31, 2024, we had 1,648 franchisees and licenses for 1,607 studios contractually obligated to be opened under existing franchise agreements in North America. We sold 253 licenses in 2024 compared to 632 licenses in 2023 and 790 licenses in 2022. Our track-record of successful expansion demonstrates that the experience and value offered by our brands resonate with consumers across geographies, including urban and suburban markets, ages and income levels. Our small box format and multi-brand model have enabled us to scale rapidly, as franchisees have the ability to open studios from multiple brands adjacent or in close proximity to each other, creating cross-selling opportunities and providing consumers with greater optionality. As we scale, we expect to attract multi-studio franchisees to help us accelerate our pace of growth. Franchisees provide the capital to open each studio location and we provide ongoing support.

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
•
Attract and retain consumers through our digital platform: We believe there is an opportunity to further capitalize on growing consumer demand for digital and at-home fitness solutions by enhancing system-wide capabilities that complement our in-studio offerings. Our digital platform consists of a library of branded content that we make available to our consumers across our online and mobile platforms for a monthly fee. In addition to increasing engagement and retention with our existing in-studio members, our digital platform programs enable us and franchisees to reach new consumers and generate incremental revenues without increasing overhead costs. This enables our brands to deliver high-quality fitness content and maintain strong levels of member engagement, even outside of normal operating hours. Our digital platform offering currently includes all brands, except for Lindora. Our Xponential+ digital platform is expected to significantly enhance our member experience and further increase our brands’ reach, accessibility and subscriber engagement.
•
Expanding additional revenue streams within our franchised studios: We believe we have the opportunity to increase consumer spending at our franchised studios by expanding our offering of branded and third-party retail products across apparel and other health and wellness categories. Franchisees are able to generate revenue in part through retail sales, including the sale of at-home fitness equipment such as exercise balls and weights. We expect that franchisees will be able to continue to leverage this revenue stream in the future as some consumers may continue to make at-home fitness a complementary component of their health and wellness regimens.

Expand operating margins.

We have built our franchised boutique health and wellness platform across verticals through a series of acquisitions, investments in our brands, corporate infrastructure and leadership team. We expect to realize improved operating leverage and increase operating margins over time as we continue to expand our franchised studio base and leverage our shared services and platform. Our business model provides us with highly predictable and recurring revenue streams, attractive margins and minimal capital requirements, resulting in the ability to invest in future growth initiatives.

Grow our brands and studio footprint internationally.

We believe there is significant opportunity for further international growth, underscored by our track-record of successful expansion across a diverse array of North American markets and our expansion into multiple international markets.

We are focused on expanding into territories with attractive demographics, including household income, level of education and fitness participation. We have developed strong relationships and executed master franchise agreements with master franchisees to propel our international growth. These master franchise agreements contractually obligate master franchisees to arrange the sale of licenses to franchisees in one or more countries outside North America. As of December 31, 2024, we had 475 studios open internationally across Australia, New Zealand, Japan, Singapore, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, Saudi Arabia, Malaysia, Indonesia, France and Hong Kong. Master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,043 studios, of which master franchisees have sold 237 licenses for studios not yet opened as of December 31, 2024.

Our Brands

We have a curated a portfolio of eight brands that span a variety of popular fitness, wellness, and health verticals, including Pilates, barre, cycling, stretching, yoga, boxing, metabolic health and functional training. Collectively, our fitness brands offer consumers specialized and personalized workout experiences that appeal to a broad range of ages, fitness levels and demographics. Under our suggested operating model, consumers may purchase recurring monthly memberships, single classes or private one-on-one training services for each brand. We have created a robust digital platform of recorded workouts that can be easily accessed at-home or on-the-go. Lindora complements our other brands and helps us deliver on our members’ increasing demand for a holistic approach to health.

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

Club Pilates

We believe that Club Pilates, founded in 2007, is the largest Pilates brand by number of studios as of December 31, 2024. The programming tracks Joseph Pilates’ original Reformer-based Contrology method and is modernized with group practice and sophisticated equipment. Club Pilates, our first acquisition in 2017, is fueled by the vision of making Pilates more accessible, approachable and welcoming to everyone. Our Club Pilates franchises offer consistent, high-quality Reformer-based Pilates workouts in an uplifting and supportive atmosphere. As of December 31, 2024, there were 1,200 operational studios and 1,856 licenses sold globally.

There are nine signature Club Pilates class formats, including introductory, cardio, strength training, stretching and suspension options, among others. Club Pilates offers an extensive training certification. Its 500-hour teacher training program includes comprehensive Pilates education including: Mat, Reformer, Jumpboard, Springboard, Cadillac, Chair, Ladder Barrel, Spine Corrector, and Magic Circle. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors.

Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes, as well as one-on-one private training classes. The typical studio is approximately 1,500 square feet and is designed to allow up to 12 people to work out together. Some studios also offer private one-on-one classes.

Pure Barre

We believe Pure Barre, founded in 2001 and acquired in 2018, is the largest barre brand by number of studios as of December 31, 2024. Pure Barre offers a range of effective, low-impact, full-body workouts for a broad range of ages and fitness levels designed to improve strength, muscle tone, agility, flexibility and balance. Pure Barre has cultivated a large and passionate consumer base through the combination of effective programing, an energetic in-studio experience and a supportive and community-oriented culture. As of December 31, 2024, there were 626 operational studios and 800 licenses sold globally.

There are five signature Pure Barre class formats: introductory, strength and power, balance and flexibility, classic barre, and interval training. Pure Barre offers a specialized multi-tiered teacher training program, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential, which we believe enables the brand to attract and retain high quality instructors. The choreography for each class format is refreshed on a quarterly basis. Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 1,500 square feet and is designed to allow up to 26 people to work out together.

StretchLab

StretchLab, founded in 2015 and acquired in 2017, is a leading assisted stretching brand. StretchLab was created to help people improve their health and wellness through customized flexibility services. It appeals to customers across a broad range of ages and fitness levels and is highly complementary to our broader brand portfolio. As of December 31, 2024, there were 529 operational studios and 1,005 licenses sold globally.

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

YogaSix

We believe YogaSix, founded in 2011 and acquired in 2018, is the largest franchised yoga brand by number of studios as of December 31, 2024. Classes at YogaSix eliminate the intimidation factor that many people feel when trying yoga for the first time, offering a fresh perspective on one of the world’s oldest fitness practices. With modern-day yoga instruction, our diverse yoga and fitness programming includes movement and intensity to help customers achieve their fitness goals. As of December 31, 2024, there were 194 operational studios and 635 licenses sold globally.

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

BFT

BFT, founded in 2017 and acquired in 2021, offers community-based 50-minute functional, high-energy strength, cardio and conditioning-based classes across multiple workout programs, each designed to achieve the unique health goals of its members. Training sessions are overseen by highly qualified coaches in a dynamic group environment. As of December 31, 2024, there were 331 operational studios and 766 licenses sold globally.

There are fourteen signature BFT class formats, consisting of cardio, high intensity interval training and strength, which are programmed in specific layouts to progress members through a strength training program. BFT offers a specialized training program for BFT coaches, which includes online training, classroom and on-the-job training. Under our suggested operating model, customers may purchase monthly memberships for eight, 12 and unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,500 square feet and is designed to allow 36 people to work out together.

Rumble

Rumble, founded in 2016 and acquired in 2021, is a boxing-inspired brand offering a high energy workout experience with the ultimate fusion of boxing, HIIT, and strength. The Rumble experience is built around the motto that “how you fight is how you live,” inviting consumers to develop their inner fighter and build confidence, courage, focus and stamina. The Rumble boxing community welcomes all fitness levels to Rumble together. As of December 31, 2024, there were 103 operational studios and 394 licenses sold globally.

There are two studio formats, signature and boutique, both of which deliver a premium entertainment, culture and fitness experience split evenly between the skills and drills of boxing and the transformative power of resistance training. The workout is an explosive, 45-minute, 10-round experience with state-of-the-art equipment found only at Rumble. There are various class options for multiple levels and interests, ranging from an introductory class for first timers to more advanced classes that feature strength or boxing, separately. Under our suggested operating model for the signature format, customers may purchase monthly memberships for four, eight or unlimited classes a month or class packages ranging from 1 to 30 classes. There is also the option to purchase single walk-in classes. Under our suggested operating model for the boutique format, customers may purchase monthly memberships for four, eight or unlimited classes a month or class packages ranging from 1 to 20 classes. There is also the option to purchase single walk-in classes. The studios following the signature format are designed to be around 3,500 to 4,500 square feet to allow about 60 people to work out together, while studios following the boutique format are designed to be around 2,500 square feet to allow about 48 people to work out together.

CycleBar

We believe CycleBar, founded in 2004 and acquired in 2017, is the largest indoor cycling brand by number of studios as of December 31, 2024. It provides a variety of low-impact, high-intensity indoor cycling workouts that are inclusive for a broad range of ages and fitness levels. CycleBar offers an immersive, multi-sensory experience in state-of-the-art “CycleTheaters,” led by specially trained instructors, enhanced with high-energy “CycleBeats” playlists and tracked using rider-specific “CycleStats” performance metrics. As of December 31, 2024, there were 204 operational studios and 565 licenses sold globally.

CycleBar has a number of signature class formats, including metrics-focused classes and “unplugged” classes in which metrics are not tracked. CycleBar offers a specialized training program, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 2,000 square feet and is designed to allow up to 50 people to work out together.

Lindora

The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements our existing brands and will help us deliver on consumers’ increasing demand for a holistic approach to health. As of December 31, 2024, there were 30 operational clinics and 114 licenses sold globally.

Founded in 1971 in Southern California, Lindora is a leading provider of medically guided wellness and metabolic health solutions. For over 50 years, Lindora has helped clients live healthier lives through its suite of services that support metabolic health, including weight management programs that incorporate nutrition, lifestyle, exercise, and the latest innovations in weight loss medications; IV hydration; hormone replacement therapy; and other services. Lindora’s boutique wellness experience begins with a personalized assessment, medical exam, comprehensive lab panel, and body composition analysis to determine a benchmark of the client’s overall metabolic health. Clients can then choose plans that include weight loss programs, clinician counseling, booster shots, and more.

AKT wind down

During the three months ended September 30, 2024, we announced the wind down of AKT franchise operations. As part of the wind down, we began terminating franchise agreements with existing AKT studios and signed a licensing agreement with a former franchisee for no consideration received. As of December 31, 2024, there were no operational AKT studios, with the exception of the studio operating under a licensing agreement.

Our Franchise Model

Franchising Strategy

We rely on our franchising strategy to grow our brands’ global footprint in a capital efficient manner. Our franchise model leverages the local market expertise of highly motivated owners, our proven Xponential Playbook and our corporate platform. The model has enabled us to scale our system-wide studio footprint globally at a CAGR of 13% from 2022 to 2024.

As of December 31, 2024, we had sold a total of 5,359 franchise licenses on a cumulative basis since inception in North America, with approximately 17% of licenses, net, owned by single-unit franchisees and approximately 83% of licenses, net, owned by multi-unit franchisees. As of December 31, 2024, 46% of franchisees owned more than one license and about 54% of franchisees owned a single brand of licenses. The largest franchisee in North America owned 191 licenses, representing approximately 4% of our total franchise licenses sold in North America as of December 31, 2024.

When considering potential franchisees, we evaluate their prior experience in relationship-oriented businesses, level of hands-on involvement in their communities, financial history and available capital and financing.

Franchisee Selection Process

We created a disciplined and highly effective franchisee development program for our portfolio of brands and franchisees. The franchisee network in North America has grown rapidly from 985 franchisees as of December 31, 2018 to 1,648 franchisees as of December 31, 2024, representing a CAGR of 9%.

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
•
Approval stage: Following validation calls and potential franchisees’ personal due diligence, potential franchisees are invited to a discovery day, either virtually or at our headquarters in Irvine, California, to meet with the corporate team as a final step in the approval process.
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

Our franchise agreements have an initial ten-year term. We can terminate the franchise agreement if a franchisee is in default thereunder, has failed to meet our minimum monthly gross revenue quotas or has failed to select a site for the studio that meets our approval within an indicated time period. From December 31, 2023 to December 31, 2024, 352 licenses were terminated in North America and 76 were terminated internationally. We expect franchisees to meet and maintain minimum monthly gross revenue quotas by the first and second anniversary of their studio opening. Failure to meet these quotas for 36 consecutive months at any time during the term of the franchise agreement can result in the institution of a mandatory corrective training program or termination of the franchise agreement. We require franchisees to open their studio for regular, continuous business within a specified timeline. Within six months of the expiration of the initial ten-year term, franchisees will have the opportunity to renew for one or two additional five-year terms, subject to the terms and conditions prevailing at the time of renewal.

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

Attractive Franchisee Return Profile

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand, which we believe contributed to a relatively low average initial franchisee investment. We believe that our scale and vendor relationships enable us to offer equipment and merchandise to franchisees at a significantly lower cost than if they were to acquire it on their own.

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

Studios

As of December 31, 2024, franchisees operated 2,758 studios in North America and 475 studios internationally. In 2024, franchisees opened 353 studios across North America as well as 111 studios internationally.

Operating company-owned studios is not a component of our business model. Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, however, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. As of December 31, 2024, we had one company-owned transition studio compared to 22 as of December 31, 2023.

The map below shows open studios by U.S. state as of December 31, 2024:

Note: Our one company-owned transition studio is included in the count of total franchised studios for California.

Brand	Club Pilates	Pure Barre	Stretch Lab	YogaSix	BFT	Rumble	CycleBar	Lindora
Number of U.S. states	47	48	44	31	21	23	35	1

We continue to drive the international expansion of our studio base. We currently have in place master franchise and international expansion agreements that grant master franchisees the right to sell licenses to potential franchisees in 30 countries that we have targeted for near-term expansion. As of December 31, 2024, there were 475 studios open internationally, and the master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,043 studios, of which master franchisees have sold 237 licenses for studios not yet open as of December 31, 2024. As of December 31, 2024, franchisees were contractually committed to open an additional 1,607 studios in North America under existing franchise agreements.

As of December 31, 2024, we estimate approximately 30% of our licenses contractually obligated to open in North America are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive.

Fitness Equipment

Our franchised studios contain state-of-the-art fitness equipment from an array of suppliers. We believe that the quality of the equipment enriches the customers’ in-studio experience and thereby enhances their brand loyalty. To ensure consistency across the studio base, we require franchisees to order equipment and supplies directly from us or approved vendors. Franchisees are required to order replacement or upgraded equipment within five to ten years depending on the manufacturers’ guidelines. Franchisees also must use our approved vendors for equipment maintenance, who provide warranties on certain equipment purchased from them. As one of the leading franchisors in the industry, we have significant scale that enables us to negotiate competitive pricing from our suppliers.

As a result, we believe that we offer equipment at more attractive pricing than franchisees could otherwise procure on their own, lowering the build-out cost and improving unit economics.

Our Digital Offering

We believe there is an opportunity to capitalize on the growing consumer demand for digital and at-home fitness solutions by providing a digital platform that complements and enhances the attractiveness of our in-studio offerings. In addition to increasing engagement with and retention of our existing in-studio members, our digital platform enables us to reach new consumers in markets without a physical footprint and generate incremental revenue for both us and franchisees with limited incremental cost. As a result, our brands can deliver high-quality fitness content and maintain strong levels of member engagement both in the studio and at home. Our digital offering is available 24 hours a day, 7 days a week and delivers highly engaging live streamed and on-demand fitness classes from all of our brands. We cover the cost of production for our digital content. Pure Barre members who purchase a “LifeStyle” membership, as well as all Stretch Lab, BFT, and Lindora members, receive a subscription at no additional cost. Other members across our brands may purchase a digital subscription from a studio or directly from us. We receive a platform fee from franchisees for each digital subscription that is purchased from a studio.

We offer digital subscriptions on an individual brand basis, as well as an all-access package. Our digital platform offers a great selection of digital workouts with multiple class formats within each brand, and we expect to continue to grow and refresh that content. Our digital platform is attractive for franchisees as it allows them to upsell a better value proposition to their members. It also allows us to market local studios to standalone digital members based on their geographic location. We believe that our digital platform builds significant brand awareness and enhances cross-sell opportunities across our brands and between in-studio memberships and digital subscriptions.

Marketing

Marketing Strategy

Our marketing strategy is designed to highlight our leading brand portfolio, the compelling value proposition of our brands and the unique attributes and benefits of boutique health and wellness. Each brand has a dedicated marketing team that is focused on building brand awareness, generating new customer leads and increasing studio traffic at the national and local level. We leverage our corporate platform and marketing expertise to develop tailored marketing strategies to capitalize on each of our brands’ potential.

Marketing Spending

National advertising. We manage a marketing fund for franchisees, with the goal of building national awareness for our brands. We focus our marketing efforts on national advertising and media partnerships, developing and maintaining creative assets to support local sales throughout the year, and building and supporting the Xponential Fitness community via digital and social media for each of our brands. Our franchise agreements require franchisees to contribute 2% of their monthly gross sales to the marketing fund of their respective brand. Our marketing funds have enabled us to spend approximately $26.7 million, $22.7 million and $17.3 million in 2024, 2023 and 2022, respectively, to increase national awareness of our brands. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

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

Competition

Although we offer boutique health and wellness experiences, we believe we compete with both fitness and non-fitness consumer discretionary spending alternatives for consumers’ time and resources.

Franchisees compete with other health and wellness industry participants, including:

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
•
other weight management and metabolic health providers; and
•
businesses offering similar services.

The health and wellness industry is highly competitive and fragmented, and the number, size and strength of competitors vary by region. Some of our competitors may have greater name recognition nationally or locally or an established presence in local markets and some have corporate relationships that facilitate their acquisition of new consumers. These risks are more significant internationally, where we have a limited number of studios and brand recognition. Please also see “Business - Our Competitive Strengths.”

We also compete to sell franchises to potential franchisees who may choose to purchase franchises from other boutique health and wellness operators, but who may also consider purchasing franchises in other industries such as restaurants and personal care. We compete with other franchisors on the basis of the expected return on investment of franchisees and the value propositions that we offer for franchisees.

Our competition continues to increase as we expand into new markets and add studios in existing markets. See “Risk Factors — Risks Related to our Business and Industry — We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.”

Suppliers

We require franchisees to make most purchases related to the build out and operation of their studios from us or our approved vendors. This helps us ensure the timelines of build outs and the maintenance of consistent studio quality within each brand. We sell equipment purchased from third-party equipment manufacturers to franchised studios in North America. Franchisees outside North America must purchase equipment from third-party equipment manufacturers approved by us. We also have various approved suppliers of fitness accessories and apparel. We also have direct sales of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products to franchisees in North America.

Vendors arrange for delivery of products and services either directly to our warehouse or to franchisee studios. We continually re-evaluate our supplier relationships to ensure we and our franchisees obtain competitive pricing and high-quality equipment, merchandise and other items.

Human Capital Resources

As of December 31, 2024, we had approximately 432 employees at our corporate headquarters, of which approximately 145 were part-time employees. We also had approximately 13 employees at our one company-owned transition studio as of December 31, 2024, of which approximately 12 were part-time employees. None of our employees are represented by labor unions, and we believe we have a good relationship with our employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The purpose of our incentive plans are to attract, retain and motivate selected employees, executive officers, and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. In addition, we offer competitive salaries, retirement benefits including 401(k), healthcare and insurance benefits, health savings accounts, paid time off, and paid parental leave. We also offer resources, programs and services to support our employees’ physical, mental, financial and social wellness.

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

Technological Disruption and Innovation

The rapid evolution of technology continues to reshape the fitness industry, requiring us to build a strong foundation for future innovation and resilience. To address these challenges, we have initiated a strategic shaping of our technology organization, establishing three core pillars:

1.
Cybersecurity and operational technology – strengthening our digital and physical infrastructure to enhance security, compliance, and operational resilience.
2.
Applications and platforms – laying the groundwork for optimized customer-facing applications, franchisee support platforms, and enterprise solutions.
3.
Data, analytics and artificial intelligence – building the foundational capabilities to harness data and artificial intelligence for future innovation and decision-making.

As we advance this transformation, we are focusing on leveraging artificial intelligence and data analytics to enhance customer engagement, optimize franchisee operations, and improve overall business intelligence. While we are still in the early stages, we believe these initiatives will position us to navigate technological disruption effectively, drive innovation, and create long-term competitive advantages.

Intellectual Property

As of December 31, 2024, we owned approximately 91 registered trademarks and service marks in the United States and approximately 377 registered trademarks and service marks in other countries, including “Xponential,” “Pure Barre,” “StretchLab,” “YogaSix,” “Club Pilates,” “CycleBar,” “Rumble,” “Lindora” and “BFT.” We believe the Xponential name, and the marks associated with our eight brands are of value and are important to our business. Accordingly, as a general policy, we pursue registration of our marks in the United States and select international jurisdictions, monitor the use of our marks in the United States and internationally and oppose any unauthorized use of our marks.

We license the use of our marks to franchisees and third-party vendors through our franchise agreements, vendor agreements, and occasionally through licensing agreements. These agreements restrict third parties’ activities with respect to use of our marks. Our franchise agreements impose brand standards requirements and require franchisees to inform us of any potential infringement of our marks.

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

We are subject to franchise sales laws in seven provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. We are also subject to franchise relationship laws in at least 21 U.S. states and territories that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. In addition, we and franchisees may also be subject to laws in other foreign countries where we or they do business.

On April 10, 2023, we received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to our compliance with California’s Franchise Investment Law. In addition, on April 26, 2024, we received a request for information from the Office of the Attorney General of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of both of those inquiries, the Company was unable to offer and sell franchises in California or Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. On November 4, 2024, without admission of wrongdoing, we entered into a Consent Order with the DFPI to resolve the matter. The Company has also received inquiries from the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

We are also in the process of updating and renewing the FDDs and, as a result, have paused selling franchises in all states, except in cases where an exemption permits sales to persons who met specific criteria. Upon the issuance of the 2025 FDDs, the franchisors will begin offering and selling franchises in states that do not require registration of the FDDs. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who met specific criteria. Sales will resume promptly following such approvals, subject to any applicable waiting periods. Our inability to sell licenses for an extended period has slowed our growth and could result in a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We and franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states, such as California, New York, Massachusetts and Tennessee, have passed or considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which such memberships can auto-renew through electronic fund transfers, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

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

Lindora

With our acquisition of the Lindora Franchisor in January 2024, our and the Lindora franchisee’s ability to conduct business in particular U.S. states is directly dependent upon the applicable laws, regulation and guidance governing the practice of medicine, practice of nursing, prescribing and healthcare delivery in general, all of which are governed by various federal, state and local regulatory bodies, including, for example, state boards of medicine, state boards of nursing, state attorney generals and departments of health. Such applicable laws, regulations and guidance are subject to changing political, regulatory, and other influences, and vary by state. While we do not provide services that constitute the practice of medicine, Lindora franchisees arrange for the provision of medical and wellness services at Lindora franchise locations. The extent to which a U.S. state considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by state medical boards and state attorneys general, among others. Additionally, comprehensive statutes and regulations govern the manner in which we and Lindora franchisees provide services, our and Lindora franchisees’ contractual relationships with healthcare providers, vendors, and consumers, our and Lindora franchisees’ marketing activities and other aspects of operations. Of particular importance are state anti-kickback, fee-splitting, and self-referral laws, state laws regarding patient brokering and marketing and advertising of professional medical and wellness services, and laws regarding the licensure and scope of practice of healthcare professionals.

In a regulatory climate that is uncertain, our and Lindora franchisees’ operations may in the future be subject to direct and indirect adoption, expansion, or reinterpretation of various federal and state laws and regulations. Compliance with these future laws and regulations may require us or Lindora franchisees to change practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition and results of operations. We have identified what we believe are the areas of government regulation that, if changed, would be costly to us and Lindora franchisees. These areas include: rules governing the practice of medicine by physicians; rules governing the practice of nursing; licensure, scope of practice and supervision and collaboration standards for physicians, advanced practice registered nurses, nurses, and other health professionals; laws limiting the corporate practice of medicine; laws related to the licensure of health care facilities; laws related to the prescribing and administration of medical products; and cybersecurity and privacy laws. There could be laws and regulations applicable to our and the Lindora franchisees’ business that we have not identified or that, if changed, may be costly to us or a Lindora franchisee, and we cannot predict all the ways in which implementation of such laws and regulations may affect us. Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of the products or services offered by Lindora franchisees from being offered to consumers, and could adversely affect our and Lindora franchisees’ business, financial condition and results of operations.

Additionally, the prescribing of weight loss management medications, including glucagon-like peptide-1 (GLP-1) receptor agonists and compounded semaglutides are regulated by federal and state laws, rules and regulations, including regulations and guidance from the Food and Drug Administration (FDA). The prescribing of compounded semaglutides, which are not FDA-approved, are subject to changing guidance from the FDA. Changes in the regulatory landscape, including removal of shortages of FDA-approved weight loss medications and guidance from the FDA, boards of medicine and boards of pharmacy regarding compounded semaglutides, may adversely impact healthcare providers ability to prescribe compounded semaglutides. Our franchisees also face aggressive price competition in the compounded GLP-1 market and may continue to do so.

Our Organizational Structure

The Company was formed as a Delaware corporation on January 14, 2020 for the purpose of facilitating an initial public offering (“IPO”) and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 69.5% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “XPOF”.

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
•
Our performance may be negatively impacted by our recent Chief Executive Officer transition.
•
Our future success depends on key employees and our ability to attract and retain highly skilled personnel.
•
We may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan or the charges may be greater than expected, any of which could negatively impact our business.
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
•
Our ability to sell franchise licenses may be impacted due to government investigation regarding compliance with applicable federal and state franchise disclosure laws.
•
We are subject to government investigations which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.
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
•
Environmental, social and governance issues may have an adverse effect on our business.

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
•
If we are unable to accurately forecast demand of our retail products and adequately manage our inventory, our operating results could be adversely affected.
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

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2024, we had 2,758 open studios in North America and master franchisees with 475 studios operating internationally. Negative economic conditions, including inflation and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of December 31, 2024, we had 1,607 studios in North America contractually obligated to be opened under existing franchise agreements and 1,043 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From December 31, 2023 to December 31, 2024, 352 licenses were terminated in North America and 76 were terminated internationally. We expect that terminations may increase over time, however, the timing and number of such terminations is unknown. The historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold that we have at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

Our success depends substantially on our ability to maintain the value and reputation of our brands.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands and the connection of franchisees’ customers to our brands. Maintaining, protecting and enhancing our brands depends largely on the success of our marketing efforts, ability to provide consistent, high-quality services and our ability to successfully secure, maintain and defend our rights to use trademarks important to our brands. We believe that the importance of our brands will increase as competition within our markets further intensifies and brand promotion activities may require substantial expenditures. Our brands could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, litigation or governmental investigations by regulators. In particular, studios offer services that involve physical interaction, and any claims of inappropriate touching or behavior by franchisees’ employees or independent contractors, even if unsubstantiated, could harm our and our brands’ reputations. Unfavorable publicity about us, including our brands, services, products, customer service, personnel, technology and suppliers, could diminish confidence in, and the use of, our services and products. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of franchisees’ customers and result in decreased revenue, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our expansion into international markets exposes us to a number of risks that may have a material adverse impact on our financial condition and results of operations.

We have master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 30 additional countries as of December 31, 2024, and we plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Growing our international presence may also increase our risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

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

Additionally, new markets may have competitive conditions, consumer preferences and discretionary spending patterns that are different from those in our existing markets. As a result, studios in these new markets may be less successful than studios in existing markets. Franchisees may need to build brand awareness in those new markets through greater investments in advertising and promotional activity than franchisees originally planned.

We have incurred operating losses in the past, may incur operating losses in the future and may not achieve or maintain profitability in the future.

We have experienced operating losses in the past and may experience operating losses in the future. For example, we had a net loss of $98.7 million for the year ended December 31, 2024 and a net loss of $6.4 million for the year ended December 31, 2023, and we cannot be certain that we will achieve or maintain profitability and may incur operating losses in the future. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we may not be able to maintain profitability.

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

We have studio locations throughout the U.S. and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 30 additional countries as of December 31, 2024, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

New brands or services that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, results of operations, cash flows and financial condition and we may not be able to successfully integrate acquired brands.

We acquired StretchLab in November 2017, AKT in March 2018, YogaSix in July 2018, Rumble in March 2021, BFT in October 2021, and Lindora in January 2024. We launched our digital platform offerings in 2019 and XPASS in 2021. We may launch additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful.

If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. We have divested and may, in the future, divest certain assets or brands that do not meet our strategic objectives or growth targets. With respect to any potential future divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect our profitability as a result of the gains or losses on such sale of a business or brand and the loss of the revenue resulting from such sale or the costs or liabilities that we retain has in the past, and may in the future, negatively impact profitability and cash flow subsequent to any divestiture. For example, during the year ended December 31, 2024 we divested two of our former brands Row House and Stride and wound down franchise operations of our AKT brand, all of which resulted in losses for us.

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

Franchisee litigation and effects of regulatory efforts. We and franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal injury claims, harassment claims, vicarious liability claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of franchisees’ employees, landlord/tenant disputes, intellectual property claims, gift card claims, employee allegations of improper termination and discrimination, claims related to violations of the Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Occupational Safety and Health Act and other employment-related laws. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and franchisees may have. Litigation against a franchisee or its affiliates by third parties or regulatory agencies, whether in the ordinary course of business or otherwise, has in the past and may again in the future also include claims against us by virtue of our relationship with the defendant-franchisee, whether under vicarious liability, joint employer or other theories. In addition to such claims decreasing the ability of a defendant-franchisee to make royalty payments and diverting our management and financial resources, adverse publicity resulting from such allegations may materially and adversely affect us, the image of our brands and our reputation, regardless of whether the allegations are valid or we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial judgment against us or one of our subsidiaries could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We are currently involved in lawsuits related to the above-described matters. In the ordinary course of business, we are also the subject of regulatory actions regarding the enforceability of the non-compete clauses included in our franchise agreements. In particular, certain states have public policies that may call into question the enforceability of non-compete clauses. Regardless, however, of whether any claim brought against us in the future is valid or we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.

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

Franchisee turnover. There can be no guarantee of the retention of any, including the top performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber. The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers and other personnel. Training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchise stores’ revenues, impact payments to us from franchisees under the franchise agreements and could have a material adverse effect on our revenues, which in turn may materially and adversely affect our business.

Macroeconomic conditions or an economic downturn or uncertainty in our key markets could adversely affect discretionary spending and reduce demand for our and franchisees’ services and products, which could adversely affect our and franchisees’ ability to increase sales at existing studios or to open new studios.

Recessionary economic cycles, low consumer confidence, inflation, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may negatively affect our ability to attract franchisees and a decrease in discretionary consumer spending could reduce demand for health, fitness and wellness services and products, which could adversely affect our revenue and operating margins and make opening new studios more difficult. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may decrease demand for our franchises. In addition, unfavorable economic conditions, such as persistent inflation and rising cost of living, may lead consumers to have lower disposable income and reduce the frequency with which they purchase our and franchisees’ services and products. In addition, disasters or outbreaks, such as a pandemic, as well as any resulting recession, depression or other long-term economic impact in our key markets, could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our or franchisees’ operating results. This could result in operational disruptions or fewer transactions or limitations on the prices we and franchisees can charge for services and products, either of which could reduce our sales and operating margins. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Our performance may be negatively impacted by our recent Chief Executive Officer transition

On June 17, 2024, we announced that Mark King had been named our Chief Executive Officer to replace Brenda Morris who had been serving as our interim Chief Executive Officer following the suspension and resignation of our former Chief Executive Officer and founder Anthony Geisler. There are a number of risks associated with a Chief Executive Officer transition, any of which may harm us. If the new Chief Executive Officer is unsuccessful at leading the management team or is unable to articulate and execute our strategy and vision, our business may be harmed, and our stock price may decline. If we do not successfully manage our Chief Executive Officer transition, it could be viewed negatively by our franchisees, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is a risk to retention of other members of senior management, such as the resignations of both our Chief Operating Officer and President during the fourth quarter of 2024, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel.

Our future success depends, in part, on the services of our senior management team and other key employees at our corporate headquarters, as well as on our ability to recruit, retain and motivate key employees. Competition for such employees can be intense, and the inability to identify, attract, develop, integrate and retain the additional qualified employees required to expand our activities, or the loss of current key employees, could adversely affect our operating efficiency and financial condition. We heavily rely on the continued service and performance of our senior management team, including each of our brand presidents, who provide leadership, contribute to the core areas of our business and help us to efficiently execute our business. Likewise, we have identified the need to add trained accounting staff to address weaknesses in internal controls over financial reporting identified in this report. During 2024 we experienced significant senior management turnover including a change in chief executive officer and the resignation of both our chief operating officer and our president. If our senior management team, including any new hires that we make in the future, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations, reduce our employee retention and revenue and impair our ability to compete. Although we have entered into employment offer letters with certain of our key personnel, these letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

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

From time to time, we have taken ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. In the third quarter of 2023, we announced a restructuring plan that involves exiting company-owned transition studios. As a result, the number of company-owned transition studios has decreased from the prior year. As of December 31, 2024, we had ownership of one such studio, compared to 22 studios as of December 31, 2023. While we have no plans to take ownership of underperforming studios going forward, we continue to incur restructuring expenses related to our previous ownership of company-owned transition studios. Additionally, cash outflows related to company-owned transition studio lease terminations are expected to be incurred throughout 2025.

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

We operate in a dynamic and rapidly evolving market, contending with a diverse array of competitors spanning multiple segments of the health and wellness industry. Our competitive environment includes boutique fitness studios, personal trainers, large-scale health and fitness clubs, at-home fitness solutions, digital wellness platforms, metabolic health providers, and AI-driven fitness applications. Additionally, we compete in the franchise market, where potential franchisees evaluate opportunities across both boutique fitness brands and entirely different industries.

As technology reshapes consumer expectations and engagement models, competition is intensifying, with both emerging and established players innovating rapidly. Market participants are increasingly leveraging artificial intelligence, predictive analytics, and immersive digital experiences to personalize engagement, enhance operational efficiency, and scale at unprecedented speeds. The convergence of fitness, health, and technology has also given rise to integrated wellness ecosystems that blend AI-powered coaching, biometric tracking, and connected hardware, further redefining industry standards.

•
Franchisees within our network face direct competition from:
•
National and regional boutique fitness brands, both franchised and others of which are owned centrally at a corporate level.
•
Full-service gyms and large-scale fitness centers, including those offering multi-discipline training programs.
•
Independent boutique studios catering to niche fitness markets.
•
Digital fitness platforms, including AI-driven, subscription-based, and on-demand services.
•
At-home fitness ecosystems, integrating connected hardware, smart wearables, and AI-powered coaching.
•
Metabolic health and weight management providers, leveraging medical and wellness-based interventions.
•
Other health and wellness ecosystems, including holistic wellness and recovery-focused businesses.

Technology is becoming a key differentiator in this competitive landscape, with leading players investing heavily in AI-driven personalization, real-time biometric monitoring, and adaptive workout plans designed to enhance user engagement and retention. Additionally, some competitors are integrating machine learning algorithms to optimize pricing, predict consumer behavior, and refine marketing strategies, allowing them to scale efficiently and capture greater market share.

Well-capitalized competitors with substantial financial reserves, proprietary technology, and aggressive market expansion strategies can swiftly disrupt traditional business models, optimize franchise operations through automation, and enhance customer experiences through digital-first approaches. If we do not continuously innovate, leverage data-driven intelligence, and integrate advanced technology across our digital and physical offerings, we risk losing market position to these technologically advanced competitors. Failure to compete effectively could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

If we are unable to anticipate and satisfy consumer preferences and shifting views of health, fitness, weight loss, and wellness, our business may be adversely affected.

Our success depends on our ability to identify and originate trends, as well as to anticipate and react to changing consumer preferences and demands relating to health, fitness, weight loss, and wellness, in a timely manner. Our business is subject to changing consumer preferences and trends that cannot be predicted with certainty. Developments or shifts in research or public opinion on the types of health, fitness, weight loss, and wellness services our brands provide could negatively impact consumers’ preferences for such services and negatively impact our business. If we are unable to introduce new or enhanced offerings in a timely manner, or if our new or enhanced offerings are not accepted by consumers, our competitors may introduce similar offerings faster than us, which could negatively affect our rate of growth. Moreover, our new offerings may not receive consumer acceptance as preferences could shift rapidly to different types of health, fitness and wellness offerings or away from these types of offerings altogether, and our future success depends in part on our ability to anticipate and respond to these shifts. Failure to anticipate and respond in a timely manner to changing consumer preferences and demands could lead to, among other things, lower revenue at our franchised studios and, therefore, lower revenue from royalties. Even if we are successful in anticipating consumer preferences and demands, our ability to adequately react to and address them will partially depend upon our continued ability to develop and introduce innovative, high-quality offerings. Development of new or enhanced offerings may require significant time and financial investment, which could result in increased costs and a reduction in our operating margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying the introduction of each brand and service.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Since our founding in 2017, we have experienced significant growth in our business activities and operations. This expansion has placed, and our planned future expansion may place significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls, some of which have deficiencies identified in this report. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we and franchisees foster at studios is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. Our failure to successfully execute on our planned expansion of studios could materially and adversely affect our business, results of operations, cash flows and financial condition.

Our business is subject to various laws and regulations and changes in such laws and regulations, our or franchisees’ failure to comply with existing or future laws and regulations, could adversely affect our business, results of operations, cash flows and financial condition.

We are subject to a trade regulation rule on franchising, known as the FTC Franchise Rule, promulgated by the FTC, which regulates the offer and sale of franchises in the United States and its territories and requires us to provide to all prospective franchisees certain mandatory disclosure in a franchise disclosure document (“FDD”). In addition, we are subject to state franchise sales laws in approximately 20 U.S. states that regulate the offer and sale of franchises by requiring us to make a business opportunity exemption or franchise filing or obtain franchise registration prior to making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees. We are subject to franchise sales laws in seven provinces in Canada that regulate the offer and sale of franchises by requiring us to provide a FDD in a prescribed format to prospective franchisees and that further regulate certain aspects of the franchise relationship. Our failure to comply with such franchise sales laws may result in a franchisee’s right to rescind its franchise agreement and damages and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in at least 21 U.S. states and territories that regulate many aspects of the franchise relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws may result in fines, damages and our inability to enforce franchise agreements where we have violated such laws. In addition, in certain states under certain circumstances, such as allegations of fraud, we may be temporarily prevented from offering or selling franchises until either our annual FDD filing, or any amendment to our FDD filing, is accepted by the relevant regulatory agency.

On April 10, 2023, we received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to our compliance with California’s Franchise Investment Law. In addition, on April 26, 2024, we received a request for information from the Office of the Attorney General of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of both of those inquiries, the Company was unable to offer and sell franchises in California or Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. On November 4, 2024, without admission of wrongdoing, we entered into a Consent Order with the DFPI to resolve the matter. The Company has also received inquiries from the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

We are also in the process of updating and renewing the FDDs and, as a result, have paused selling franchises in all states, except in cases where an exemption permits sales to persons who met specific criteria. Upon the issuance of the 2025 FDDs, the franchisors will begin offering and selling franchises in states that do not require registration of the FDDs. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who met specific criteria. Sales will resume promptly following such approvals, subject to any applicable waiting periods. Our inability to sell licenses for an extended period has slowed our growth and could result in a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We and franchisees are responsible at the studios we operate for compliance with state and provincial laws that regulate the relationship between studios and their customers. Many states and provinces have consumer protection regulations that may limit the collection of dues or fees prior to a studio opening, require disclosure of certain pricing information, mandate the maximum length of membership contracts and “cooling off” periods for customers after the purchase of a membership, set escrow and bond requirements for studios, govern customer rights in the event of a customer relocation or disability, provide for specific customer rights when a studio closes or relocates or preclude automatic membership renewals. Our or franchisees’ failure to comply fully with these rules or requirements may subject us or franchisees to fines, penalties, damages and civil liability, or result in membership contracts being void or voidable. In addition, states may modify these laws and regulations in the future. Further, the new presidential administration in the U.S. could result in policy and regulatory shifts that may affect us in ways we cannot foresee. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to franchisees or their customers.

In January 2024 we acquired a weight loss and wellness brand which is subject to healthcare and related laws.

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), which grants franchises for wellness clinics that offer a variety of medical and non-medical products and services, including weight loss and wellness plans and medications, snack and nutritional supplements, hormone replacement therapy, IV therapies, laser treatments and related products and services (“Lindora Clinics”). We completed the acquisition of the Lindora Franchisor in January 2024.

Prior to the acquisition, the Lindora Franchisor was a subsidiary of Lindora Wellness, Inc., which owned and operated each of the Lindora Clinics in California for at least 25 years and will continue to do so as a franchisee of the Lindora Franchisor. After the acquisition, each franchisee of a Lindora Clinic is required to enter into a management services agreement pursuant to which it provides non-medical management services to an affiliated medical practice that provides or arranges for the provision of the medical services provided by licensed physicians and other non-physician clinicians in the Lindora Clinic.

The services provided in each Lindora Clinic, including the provision of weight loss products and services and other medical services, are regulated by federal, state and local laws, rules and regulations including, without limitation, (i) state corporate practice of medicine laws; (ii) laws pertaining to the practice of medicine and/or nursing; (iii) laws governing the prescribing and administration of medical weight loss products; (iv) laws governing the privacy and security of personally identifiable information, protected health information, or other information generated in the course of providing or paying for healthcare services; (v) applicable state anti-kickback, patient inducement, self-referral, and fee splitting laws; (vi) telemedicine laws and regulations; (vii) laws and regulations pertaining to medical devices and related healthcare equipment; (viii) laws and regulations pertaining to health and wellness centers, including requirements applicable to membership programs; (ix) laws and regulations pertaining to cosmetology/esthetic services; (x) laws regulating the prescribing, compounding, marketing, administering, packaging, and sale of peptides, medications, and other controlled substances; (xi) laws relating to the licensure of music played in the Lindora Clinic; (xii) state and federal employment laws; and (xiii) laws relating to advertising or marketing of healthcare products or services. Additionally, the prescribing of weight loss management medications, including glucagon-like peptide-1 (GLP-1) receptor agonists and compounded semaglutides are regulated by federal and state laws, rules and regulations, including regulations and guidance from the Food and Drug Administration (FDA). The prescribing of compounded semaglutides, which are not FDA-approved, are subject to changing guidance from the FDA. Changes in the regulatory landscape, including removal of shortages of FDA-approved weight loss medications and guidance from the FDA, boards of medicine and boards of pharmacy regarding compounded semaglutides, may adversely impact healthcare providers ability to prescribe compounded semaglutides. Our franchisees also face aggressive price competition in the compounded GLP-1 market and may continue to do so. Such competition may adversely affect our franchisees gross profits, margins and results of operations which would, in turn, disrupt the Lindora Franchisor's royalty and other revenue streams.

State and federal healthcare reform measures may be adopted in the future, any of which could limit the products or services provided at Lindora Clinics by franchisees of the Lindora Franchisor, which could adversely affect our business, financial condition, and results of operations. Franchisees of the Lindora Franchisor will be responsible for complying with these laws in connection with the operation of their Lindora Clinics, and their failure to do so could disrupt their operations which would, in turn, disrupt the Lindora Franchisor's royalty and other revenue streams and its future sale of franchises for Lindora Clinics, and could result in claims asserted against the Lindora Franchisor and its related parties from clients receiving those services, state and federal regulators, and franchisees of the Lindora Clinics.

We currently are, and may in the future be, subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, gift cards, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. See risk factor below titled “We are subject to government investigations which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation” for additional information on ongoing government investigations. In the ordinary course of business, we are the subject of complaints or litigation, including litigation related to acquisitions, classification of independent contractors, trademark disputes, claims related to misrepresentations in our franchise disclosure documents and claims related to our franchise agreements or employment agreements. For example, in the past we have engaged in legal disputes with brand founders and while resolved, there is no guarantee that we will not have future disputes with them. If any of these lawsuits are decided adversely against us, it may adversely affect our business, results of operations, cash flows and financial condition. Litigation related to laws or regulations, or changes in laws or regulations, governing instructor certifications may also adversely affect our or franchisees’ businesses. If any of these lawsuits are decided adversely against franchisees, or laws or regulations regarding instructor certifications change, franchisees may face increased labor costs, which could adversely affect the franchisee’s business and results of operations, which may adversely affect our business, results of operations, cash flows and financial condition.

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

The results of litigation, investigations, claims and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, have been significant and could continue to be substantial which has and could in the future continue to harm our business, results of operations, cash flows and financial condition.

We are subject to government investigations which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

On December 5, 2023, we were contacted by the Securities and Exchange Commission (the “SEC”), requesting that we provide it with certain information and documents. We received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). On July 29, 2024, we received a civil investigative demand from the United States Federal Trade Commission (the “FTC”). On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). We intend to cooperate fully with the SEC, USAO, FTC and NYAG in these investigations, and we have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from these investigations. We cannot predict or provide any assurance as to the timing, outcome or consequences of these investigations. If the any of these agencies were to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and they could impose other sanctions against us or against our current and former officers and directors. In addition, our board of directors, management and employees may expend a substantial amount of time on the SEC, USAO, FTC, and NYAG investigations, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations.

We, master franchisees and franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.

The use of our and franchisees’ studios poses some potential health and safety risks to customers through, among other things, physical exertion and the physical nature of the services offered. Claims might be asserted against us and franchisees for a customer’s death or injury sustained while exercising and using the facilities at a studio, for harassment in connection with services offered at a studio, or product liability claims arising from use of equipment in the studio, and we may be named in such a suit even if the products claim relates to the operations or facilities of a franchisee. We may not be able to successfully defend such claims. We also may not be able to maintain our general liability insurance on acceptable terms in the future or maintain a level of insurance that would provide adequate coverage against potential claims. In addition, adverse publicity resulting from such allegations may materially and adversely affect us, the image of our brands and our reputation, regardless of whether such allegations are valid or we are liable. Depending upon the outcome of the inquiries or future related litigation, these matters may have a material adverse effect on our business, results of operations, cash flows and financial condition.

We, master franchisees and franchisees rely heavily on information systems provided by a single provider, and any material failure, interruption, weakness or termination with such supplier may prevent us from effectively operating our business and damage our reputation.

We and franchisees in North America, except for Lindora franchisees, rely heavily on information systems provided by ClubReady, LLC (“ClubReady”), including the point-of-sale processing systems in our franchised studios and other information systems managed by ClubReady, to interact with franchisees and customers and to collect and maintain customer information or other personally identifiable information, including for the operation of studios, collection of cash, management of our equipment supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our and franchisees’ ability to efficiently and effectively manage studios depends significantly on the reliability and capacity of these systems, and any potential failure of ClubReady to provide quality uninterrupted service is beyond our and franchisees' control. We have previously experienced a dispute with ClubReady and while that dispute has been resolved amicably, there is no guarantee a dispute will not arise in the future.

Lindora franchisees and franchisees outside of North America also rely on information systems provided by third parties, and any disruption in such information systems could negatively impact such franchisees' operations, including sales at franchised studios.

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

In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems, as well as transitions from one service provider to another, may cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our, franchisees’ or our third-party service providers’ information systems fail and the back-up or disaster recovery plans are not adequate to address such failures, our revenue could be reduced and the image of our brands and our reputation could be materially adversely affected. If we need to move to a different third-party system, our operations could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures. As a result, we may not be able to meet the full demands of our franchisees and customers and, in turn, our business, financial condition, and results of operations may be harmed.

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

The U.S. federal government and various state and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”) increased privacy rights for California residents and imposed obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018, November 2019, October 2023, and September 2024 and it is possible that further amendments will be enacted, but even in its current format, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new California Privacy Protection Agency that will be vested with authority to implement and enforce the CCPA and the CPRA. There are many other state-based data privacy and security laws and regulations that may impact our business, including three laws that became effective in 2024; the Montana Consumer Data Privacy Act, Oregon Consumer Privacy Act, and the Texas Data Privacy and Security Act as well as several laws that are and will be effective in 2025. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, results of operations, cash flows and financial condition. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the Telephone Consumer Protection Act, the CAN-SPAM Act, and similar federal and state consumer protection and communication privacy laws. We and our franchisees send emails, make telephone calls, and/or send SMS text messages to customers and prospective customers. The perceived or actual improper calling and/or sending of text messages to residential lines or cell phones by us or franchisees may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the Telephone Consumer Protection Act. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We have faced, and may continue to face in the future, claims related to the Telephone Consumer Protection Act. Claims that we have violated the Telephone Consumer Protection Act could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

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

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Investors, franchisees, employees, regulators, legislators and other stakeholders are increasingly focused on ESG matters and related disclosures, including with respect to cybersecurity, data privacy and protection, talent and climate. If we are unable to comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG matters, or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, franchisees or customers may choose to refrain from using our brands, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. The uncertainty around regulatory and legal requirements concerning ESG issues may also lead to increased operational costs. We may also experience additional scrutiny or criticism from investors, franchisees, partners, media, government entities, and other stakeholders if they perceive us to not have acted appropriately with respect to ESG matters.

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
•
Pause in ability to sell franchise licenses during the pendency of government investigations regarding FDD compliance;
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
•
global pandemics and natural disasters such as hurricanes, fires and earthquakes; and
•
changes in business or macroeconomic conditions, including lower consumer confidence, recessionary conditions, increased unemployment rates, or stagnant or declining wages.

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

If we are unable to accurately forecast demand of our retail products and adequately manage our inventory, our operating results could be adversely affected.

If we fail to accurately forecast demand for our retail products, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer. Conversely, if we underestimate customer demand, our suppliers may not be able to deliver products to meet our requirements, or we may be subject to higher costs in order to secure the products in a timely manner. An inability to meet customer demand and delays in the delivery of our retail products to franchisees or their customers could result in reputational harm and damaged franchisee relationships and have an adverse effect on our business, financial condition and operating results.

Goodwill and indefinite-lived intangible assets are a material component of our balance sheet and impairments of these assets could have a significant impact on our results.

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our trademarks, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. During 2024 we recorded goodwill impairments of $10.9 million related to our CycleBar reporting unit during the second quarter, $16.4 million related to the BFT reporting unit during the fourth quarter, and $10.3 million related to the Rumble reporting unit during the fourth quarter. Additionally, we recorded goodwill impairments of $4.2 million related to our Stride and Row House brands as well as $2.6 million related to Rumble for held for sale studios in 2023 and $3.4 million related to our AKT brand in 2022. In addition, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. For example, goodwill for the BFT and Pure Barre reporting units, trademark for the CycleBar reporting unit, and franchise agreements intangible assets related to the BFT reporting unit are considered at a heightened risk of future impairments due to no or low excess fair value over carrying amount as of the 2024 annual impairment test. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have incurred substantial indebtedness which could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2024, we had total indebtedness of $352.4 million.

The maturity date for our outstanding debt is March 15, 2026. While we plan to refinance and/or extend the maturity date for our outstanding debt, there is no assurance that any such financing will be available on acceptable terms or at all.

Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate sufficient cash to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

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

As of December 31, 2024, we were in compliance with all debt covenants under our credit agreement, however we were at heightened risk of not being compliant in the near future for the covenant related to EBITDA levels as it did not contain active exceptions for non-recurring legal expenses. We have since obtained a waiver from our lenders for non-recurring legal expenses. In the event that in the future we breach one or more covenants in our credit agreement, or any future credit agreement and such breach is not waived or amended, our lenders may choose to declare an event of default and require that we immediately repay all amounts borrowed, together with accrued interest and other fees, and could also foreclose on the collateral granted to them to secure our indebtedness. In such an event, we could lose access to working capital and be unable to operate our business, which would have a material adverse effect on our business, financial condition and results of operations. In mid-March 2020, franchisees temporarily closed almost all studios system-wide as a result of the COVID-19 pandemic, and many studios remained closed throughout 2020. Due to the decreased revenue resulting from the studio closures, we exceeded the maximum total leverage ratio covenant in our prior credit agreement. In order to avoid breaching the maximum total leverage ratio covenant, we entered into an amendment to that credit agreement to increase the maximum total leverage ratio. We cannot predict future business interruptions that may occur, the nature or scope of any such interruptions or the degree to which, or the period over which, franchisees may need to close or re-close studios in the future, and there can be no assurance that in the future we will be able to satisfy the covenants under our credit agreement as a result of a business interruption or otherwise, or obtain any required waiver or amendment.

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

Risks Related to our Convertible Preferred Stock

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

The Convertible Preferred ranks senior to the Class A common Stock. Accordingly, in the event of our liquidation or dissolution in bankruptcy or otherwise, the holders of the Convertible Preferred would receive their liquidation preference (initially $200 million and increasing over time with respect to accrued and unpaid dividends, if any, less repurchases, resulting in a balance of $116.8 million as of December 31, 2024) prior to any distribution being available to holders of our Class A common stock. Any conversion of the Convertible Preferred to Class A common Stock would also cause substantial dilution to our stockholders.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 69.5% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 69.5% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of Preferred Units and LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in the case of certain expenses and distributions in respect of the Preferred Units, payments to us, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, including in respect of the Convertible Preferred, in accordance with our dividend policy, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

The reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Our reliance on these exemptions may result in investors finding our Class A common stock less attractive. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our Class A common stock price may be more volatile.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the rules of the NYSE. Compliance with these requirements places a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we implement and maintain effective disclosure controls and procedures and internal controls over financial reporting. To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. Given the material weaknesses identified in this report, additional resources will be needed to address these control issues. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

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

If we fail to establish and maintain effective internal controls over financial reporting, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, could have a material adverse effect on our business and stock price.

As a public company, we are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires, management to assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. There is no assurance that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner. In fact, during the course of preparing this annual report, we have discovered multiple material weaknesses in our internal controls over financial reporting. See Item 9A for a description of these material weaknesses. If we fail to remediate these and any future material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, many of which have occurred already for other reasons, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We intend to vigorously defend against these lawsuits, but there can be no assurance that we will be successful in any defense. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our business, financial condition, results of operation, cash flows and reputation. Any unfavorable outcome could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows, and the market price of our Class A common stock may decline.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We continue to develop and implement a framework designed to safeguard our organization's digital assets from threats and vulnerabilities as part of our overall risk management system. It involves a systematic approach of identifying, assessing, and mitigating risks associated with our technology systems, data, and operations.

Key components of this include:

•
Vulnerability assessments - initiating regular evaluations to identify potential weaknesses in our systems.
•
Security controls and policies - establishing robust security measures and formal company-wide policies.
•
Employee training - training programs to ensure all employees are equipped to prevent and respond to cyber threats effectively.
•
Incident response plan - designing and implementing a well-defined plan for addressing cybersecurity incidents.
•
Continuous monitoring - establishing mechanisms for proactive monitoring of our environment to detect and respond to anomalies.

To ensure alignment with industry best practices we engage consultants or other third parties in conducting periodic assessments and testing of our policies, standards, processes, and practices.

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

The Chief Technology Officer works together with our board of directors, audit committee, and members of executive management (“Cybersecurity Team”) to set the strategic digital landscape. The Cybersecurity Team provides strategic guidance and oversight to ensure our cybersecurity posture is robust and aligned with our overall objectives. The Cybersecurity Team does this by establishing cybersecurity policies and setting risk tolerance levels, approving budgets for security initiatives, and ensuring compliance with relevant regulations and standards. The Cybersecurity Team engages in regular and ad hoc discussions regarding incident response strategies to assess the preparedness for cyber threats and continually evaluates our incident response plans. The Incident Response Team (“IRT”) is led by the Senior Vice President of Information Technology, who is the overall incident response coordinator. The IRT, under the guidance of the Chief Technology Officer, assesses risk and materiality of an incident and engages members of Cybersecurity Team as needed.

Through ongoing communications with these teams, the Chief Technology Officer and the Cybersecurity Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the board of directors and the audit committee when appropriate.

Our Chief Technology Officer’s experience includes various roles in information technology, data analytics, and information security at both public and private companies. Members of the Cybersecurity Team each hold undergraduate and, in some cases, graduate degrees in their respective fields, and each have experience managing risk at the Company or at similar companies, and assessing cybersecurity threats.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California, where we lease approximately 40,000 square feet of office space pursuant to a lease agreement which expires in 2032. We lease approximately 6,800 square feet for our digital platform production studio pursuant to a lease agreement which expires in 2027. We also lease two Club Pilates training locations, one in Atlanta, Georgia and one in Costa Mesa, California. These leases expire in October 2027 and November 2025, respectively. In addition, we also lease approximately 55,000 square feet of warehouse space in Tustin, CA, which lease expires in 2027. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

We operated one company-owned transition studio in a leased property as of December 31, 2024. Additionally, we are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded, including for company-owned transition studios that have ceased operations prior to December 31, 2024. See Note 10 of Notes to Consolidated Financial Statements for additional information related to our existing lease obligations as of December 31, 2024.

Our franchisees own studios or directly lease from a third-party. We have not historically owned or entered into leases for franchise studios and generally do not guarantee franchisees’ lease agreements, although, we have done so in certain instances and may do so from time to time.

Item 3. Legal Proceedings.

The information set forth in Note 18 “Contingencies and Litigation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “XPOF.”

Holders of Record

As of March 6, 2025, there were 31 holders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 21, 2025, there were 13 holders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company or former owners of businesses we acquired, and there is no public market for these shares.

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

Stock Performance Graph

The following performance graph illustrates a comparison of cumulative total return of our Class A common stock, the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 1500 Consumer Discretionary Index (“S&P 1500 Consumer Discretionary”). The graph assumes that, on July 23, 2021, a person invested $100 each in our Class A stock, the S&P 500, and the S&P 1500 Consumer Discretionary, and assumes the reinvestment of dividends, if any. The performance graph is not intended to be indicative of future performance.

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

This Management’s Discussion and Analysis gives effect to the correction of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022, as more fully described in Note 2 of Notes to Consolidated Financial Statements.

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company” or “XPO Inc.,” “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 69.5% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of eight brands spanning across verticals including Pilates, indoor cycling, barre, stretching, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 30 additional countries as of December 31, 2024. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024.

As of December 31, 2024, 2,758 studios were open in North America (consists of Canada, the United States and U.S. territories) and franchisees were contractually committed to open 1,607 additional studios under existing franchise agreements. In addition, as of December 31, 2024, we had 475 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,043 new studios, of which master franchisees have sold 237 licenses for studios not yet opened as of December 31, 2024.

During the years ended December 31, 2024, 2023 and 2022, we generated revenue outside the United States of $14.0 million, $13.4 million, and $12.2 million, respectively. As of December 31, 2024 and 2023, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Recent Developments

Executive Team Transition

On May 10, 2024, Mr. Anthony Geisler, our former Chief Executive Officer and member of our board of directors, was removed by our board of directors from his duties and suspended indefinitely as Chief Executive Officer. At that time, our board of directors appointed Ms. Brenda Morris, a member of our board of directors since 2019, to serve as our interim Chief Executive Officer. On May 13, 2024, Mr. Geisler resigned as Chief Executive Officer, effective immediately. Additionally, our board of directors withdrew its nomination of Mr. Geisler as a Class III director in connection with our 2024 Annual Meeting of Stockholders and his term as a director expired on May 30, 2024.

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

On November 1, 2024, Mr. Ryan Junk tendered his resignation as our Chief Operating Officer effective November 4, 2024. On December 11, 2024, Ms. Sarah Luna tendered a written resignation as our President. Ms. Luna’s last day of employment was December 13, 2024.

In January 2025 we announced the appointment of four seasoned executives to our leadership team. The appointments include John Kawaja as President of North America; Tim Weiderhoft as Chief Operating Officer of North America; Kevin Beygi as Chief Technology Officer; and Eric Simon as Chief Development Officer. Prior to being promoted to President of North America, Mr. Kawaja served as the Company’s President of Wholesale. Previously, Mr. Kawaja was President at TaylorMade Golf Company and the Head of Marketing for North America at Adidas Group. Prior to joining the Company as Chief Operating Officer of North America, Mr. Weiderhoft was Chief Operating Officer and Vice President of Franchising for Central Bark USA, Chief Executive Officer at Wow Wow Hawaiian Lemonade, and Vice President of Franchise Development at Massage Envy Franchising LLC. Prior to joining the Company as Chief Technology Officer, a newly created role at the Company, Mr. Beygi was Director of Data Analytics, Enablement and Operations for Microsoft Corporation, and held senior advisory roles with The Walt Disney Company, MISO, Shell and Total Energies. Prior to joining the Company as Chief Development Officer, another newly created role at the Company, Mr. Simon was Senior Vice President of Franchise Sales and Development at The Joint Chiropractic, Director of Franchise Development at AAMCO Transmission and Total Car Care, and International Development Manager for The UPS Store.

Lindora Acquisition

On December 1, 2023, we entered into an agreement to acquire Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the “Lindora” wellness brand (the “Lindora Franchisor”), for cash consideration of $8.5 million. The transaction also includes up to $1.0 million of contingent consideration which is subject to the achievement of certain milestones. The Lindora Franchisor was a subsidiary of Lindora Wellness, Inc. (“Lindora Wellness”). Lindora Wellness has owned and operated each of the Lindora clinics in California for at least 25 years and currently owns and operates 30 Lindora clinics in California and a single Lindora clinic in the state of Washington. Immediately prior to the execution of the purchase agreement on December 1, 2023, Lindora Wellness signed 31 franchise agreements with the Lindora Franchisor pursuant to which Lindora Wellness will continue to operate its Lindora clinics as a franchisee of the Lindora Franchisor. The acquisition of the Lindora Franchisor was completed on January 2, 2024. Lindora complements our existing brands and will help us deliver on consumers’ increasing demand for a holistic approach to health. See Note 4 of Notes to Consolidated Financial Statements for additional information.

Divestiture of Stride and Row House Brands

On February 13, 2024, we entered into an agreement with a buyer, pursuant to which we divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a former member of management and one of our shareholders. We received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $0.3 million payable over the 12-month period following divestiture.

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

Wind down of AKT brand franchise operations

During the three months ended September 30, 2024, we announced the wind down of AKT franchise operations. As part of the wind down, we began terminating franchise agreements with existing AKT studios and signed a licensing agreement with a former franchisee for no consideration received. As of December 31, 2024, there were no operational AKT studios, with the exception of the studio operating under a licensing agreement.

Paused offering or selling franchises

On April 10, 2023, we received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to our compliance with California’s Franchise Investment Law. In addition, on April 26, 2024, we received a request for information from the Office of the Attorney General of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of both of those inquiries, the Company was unable to offer and sell franchises in California or Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. On November 4, 2024, without admission of wrongdoing, we entered into a Consent Order with the DFPI to resolve the matter. The Company has also received inquiries from the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

We are also in the process of updating and renewing the FDDs and, as a result, have paused selling franchises in all states, except in cases where an exemption permits sales to persons who met specific criteria. Upon the issuance of the 2025 FDDs, the franchisors will begin offering and selling franchises in states that do not require registration of the FDDs. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who met specific criteria. Sales will resume promptly following such approvals, subject to any applicable waiting periods. Our inability to sell licenses for an extended period has slowed our growth and could result in a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the years ended December 31, 2024 and 2023, we recognized total restructuring charges of $29.6 million, net of gains, and $14.0 million, net of gains, respectively, primarily for contract termination and other associated costs, loss on lease terminations and sale or disposal of assets, impairment of right-of-use assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2025 totaling approximately $7.1 million to $10.8 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2025.

Once completed we estimate annualized savings of approximately $13.5 million to $15.5 million under the restructuring plan. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business. See Note 19 of Notes to Consolidated Financial Statements for additional information.

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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information for both Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	($ in thousands)
System-wide sales	$1,713,725	$1,398,626	$1,033,857
Number of new studio openings globally, gross	464	553	500
Number of studios operating globally (cumulative total as of period end)	3,233	2,994	2,553
Number of licenses sold globally (cumulative total as of period end)	6,265	5,865	5,056
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,043	1,055	1,094
AUV (LTM as of period end)	$662	$613	$512
Quarterly AUV (run rate)	$668	$612	$539
Same store sales	7%	16%	23%

The following tables present additional information related to our studio and license key performance indicators for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024
	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,583	411	2,994
New studio openings, net	175	64	239
Studios operating at end of period	2,758	475	3,233
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,106	759	5,865
New franchise license sales	253	147	400
Franchise licenses sold (total end of period)	5,359	906	6,265

Studios obligated to open internationally under MFAs:	December 31, 2024
Gross studios obligated to open under MFAs		1,502
Less: studios opened under MFAs		459
Remaining studios obligated to open under MFAs		1,043
Licenses sold by master franchisees, net (1)		237

	Year Ended December 31,
	2023
	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,241	312	2,553
New studio openings, net	342	99	441
Studios operating at end of period	2,583	411	2,994
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,474	582	5,056
New franchise license sales	632	177	809
Franchise licenses sold (total end of period)	5,106	759	5,865

Studios obligated to open internationally under MFAs:	December 31, 2023
Gross studios obligated to open under MFAs		1,451
Less: studios opened under MFAs		396
Remaining studios obligated to open under MFAs		1,055
Licenses sold by master franchisees, net (1)		242

	Year Ended December 31,
	2022
	North America	International	Global
Total operating studios:
Studios operating at beginning of period	1,879	176	2,055
New studio openings, net	362	136	498
Studios operating at end of period	2,241	312	2,553
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	3,684	362	4,046
New franchise license sales	790	220	1,010
Franchise licenses sold (total end of period)	4,474	582	5,056

Studios obligated to open internationally under MFAs:	December 31, 2022
Gross studios obligated to open under MFAs		1,406
Less: studios opened under MFAs		312
Remaining studios obligated to open under MFAs		1,094
Licenses sold by master franchisees, net (1)		236
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

Please see the table in the “Same Store Sales” section, subheader “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of North America traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the Number of Studios Operating count. For the years ended December 31, 2024, 2023 and 2022, this represented 0.5%, 0.5%, and 0.6%, respectively, of our North America studio base. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue, and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the years ended December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,
	2024	2023	2022
North America franchisee-owned studios
Studios operated at beginning of period	2,562	2,200	1,865
New studio openings	353	434	353
Refranchised studios (1)	10	62	15
Defranchised studios (2)	—	(59)	(32)
Studios no longer operating	(168)	(75)	(1)
Studios operated at end of period	2,757	2,562	2,200

North America company-owned transition studios
Studios operated at beginning of period	21	41	14
New studio openings	—	—	10
Franchise acquisitions (2)	—	59	32
Refranchised studios(1)	(10)	(62)	(15)
Studios no longer operating	(10)	(17)	—
Studios operated at end of period	1	21	41

Total North America studios
Studios operated at beginning of period	2,583	2,241	1,879
New studio openings	353	434	363
Studios no longer operating	(178)	(92)	(1)
Studios operated at end of period	2,758	2,583	2,241
(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(2)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Total studios
Studios operated at beginning of period	411	312	176
New studio openings	111	119	137
Studios no longer operating	(47)	(20)	(1)
Studios operated at end of period	475	411	312

The following table sets forth the total number of operating studios globally for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Total studios
Studios operated at beginning of period	2,994	2,553	2,055
New studio openings	464	553	500
Studios no longer operating	(225)	(112)	(2)
Studios operated at end of period	3,233	2,994	2,553

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 20 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

Licenses Sold

The number of licenses sold in North America and globally reflect the cumulative number of licenses sold by us (or, outside of North America, by or to our master franchisees), since inception through the date indicated. The number of licenses sold is not reduced by terminations. The number of licenses sold does not generally include license renewals or licenses issued in connection with a change in ownership of operating studios. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses contractually obligated to open is a useful indicator of the number of studios that may open in the future, although it is not certain that these studios will open. Management reviews the number of licenses sold and the number of licenses contractually obligated to open to help monitor and forecast studio growth, system-wide sales and revenue streams.
As of December 31, 2024, we estimate approximately 30% of our licenses contractually obligated to open in North America are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long term impact on our business and operating results.

Average Unit Volume

AUV is calculated by dividing sales during the applicable period for all studios contributing to AUV by the number of studios contributing to AUV. All traditional studio locations in North America are included in the AUV calculation, as long as they meet certain time since opening and sales criteria (as defined immediately below). In particular, AUV (LTM as of period end) and Quarterly AUV (run rate) are calculated as follows:

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

The following table reconciles our North America operating studios for the years ended December 31, 2024, 2023 and 2022, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Years Ended December 31,
	2024	2023	2022
North America studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,758	2,583	2,241
Studios no longer operating but generated sales in the period	12	11	—
Less: studios less than 13 months old	(440)	(493)	(389)
Less: non-traditional studio locations	(4)	(10)	—
Less: studios without 13 months of consecutive sales as of measurement date	(15)	(64)	(40)
Total	2,311	2,027	1,812

North America studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,758	2,583	2,241
Studios no longer operating but generated sales in the period	63	70	—
Less: studios less than 6 months old	(268)	(352)	(289)
Less: non-traditional studio locations	(4)	(18)	(3)
Less: studios with no sales in the period	—	(14)	(5)
Total	2,549	2,269	1,944

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

The following table reconciles our North America operating studios for the years ended December 31, 2024, 2023 and 2022, respectively, to the total studios contributing to same store sales:

	Years Ended December 31,
	2024	2023	2022
North America studios contributing to same store sales
Operating studios (end of period)	2,758	2,583	2,241
Studios no longer operating but generated sales in the period	109	60	—
Less: studios less than 13 months old	(440)	(493)	(389)
Less: non-traditional studio locations	(4)	(10)	—
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(13)	(12)	(13)
Total	2,410	2,128	1,839

Results of Operations

The following table presents our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
		(As Corrected)	(As Corrected)
	(in thousands)
Revenue, net:
Franchise revenue	$174,524	$143,247	$115,026
Equipment revenue	54,199	56,454	43,461
Merchandise revenue	27,174	33,275	25,978
Franchise marketing fund revenue	33,986	27,292	20,384
Other service revenue	30,463	57,669	38,350
Total revenue, net	320,346	317,937	243,199
Operating costs and expenses:
Costs of product revenue	59,477	60,331	46,451
Costs of franchise and service revenue	21,806	15,985	18,447
Selling, general and administrative expenses	176,854	168,863	126,278
Impairment of goodwill and other assets	62,551	16,750	3,656
Depreciation and amortization	17,713	16,883	15,315
Marketing fund expense	26,673	22,683	17,290
Acquisition and transaction expenses (income)	8,886	(18,464)	2,438
Total operating costs and expenses	373,960	283,031	229,875
Operating income (loss)	(53,614)	34,906	13,324
Other expense (income):
Interest income	(1,824)	(1,611)	(1,805)
Interest expense	46,250	38,733	13,017
Other expense	998	3,193	523
Total other expense	45,424	40,315	11,735
Income (loss) before income taxes	(99,038)	(5,409)	1,589
Income taxes	(342)	1,034	488
Net income (loss)	$(98,696)	$(6,443)	$1,101

The following table presents our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 as a percentage of revenue:

	Years Ended December 31,
	2024	2023	2022
		(As Corrected)	(As Corrected)
Revenue, net:
Franchise revenue	54%	45%	47%
Equipment revenue	17%	18%	18%
Merchandise revenue	8%	10%	11%
Franchise marketing fund revenue	11%	9%	8%
Other service revenue	10%	18%	16%
Total revenue, net	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	19%	19%	19%
Costs of franchise and service revenue	7%	5%	8%
Selling, general and administrative expenses	55%	53%	52%
Impairment of goodwill and other assets	20%	5%	2%
Depreciation and amortization	6%	5%	6%
Marketing fund expense	8%	7%	7%
Acquisition and transaction expenses (income)	3%	(6)%	1%
Total operating costs and expenses	118%	89%	95%
Operating income (loss)	(18)%	11%	5%
Other expense (income):
Interest income	(1)%	(1)%	(1)%
Interest expense	14%	12%	5%
Other expense	—%	1%	1%
Total other expense	13%	13%	5%
Income (loss) before income taxes	(31)%	(2)%	(0)%
Income taxes	—%	—%	—%
Net income (loss)	(31)%	(2)%	—%

Comparison of the years ended December 31, 2024 and December 31, 2023

The following is a discussion of our consolidated results of operations for the year ended December 31, 2024 versus the year ended December 31, 2023.

Revenue

	Year Ended December 31,		Change from Prior Year
	2024	2023	$	%
		(As Corrected)
	($ in thousands)
Franchise revenue	$174,524	$143,247	$31,277	21.8%
Equipment revenue	54,199	56,454	(2,255)	(4.0)%
Merchandise revenue	27,174	33,275	(6,101)	(18.3)%
Franchise marketing fund revenue	33,986	27,292	6,694	24.5%
Other service revenue	30,463	57,669	(27,206)	(47.2)%
Total revenue, net	$320,346	$317,937	$2,409	0.8%

Total revenue. Total revenue was $320.3 million in the year ended December 31, 2024, compared to $317.9 million in the year ended December 31, 2023, an increase of $2.4 million, or 1%. The increase in total revenue was primarily due to an increase in the number of open studios, partially offset by a decrease in other service revenue.

Franchise revenue. Franchise revenue was $174.5 million in the year ended December 31, 2024, compared to $143.2 million in the year ended December 31, 2023, an increase of $31.3 million, or 22%. Franchise revenue consisted of franchise royalty fees of $118.3 million, franchise territory fees of $27.9 million, technology fees of $16.9 million and training fees of $11.4 million in the year ended December 31, 2024, compared to franchise royalty fees of $94.6 million, franchise territory fees of $21.9 million, technology fees of $15.7 million and training fees of $11.0 million in the year ended December 31, 2023. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since December 31, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024), which also contributed to the increase in franchise territory fees. The increase in franchise territory fees is also attributed to an increase of $6.2 million, or 101%, in revenue recognized as a result of franchise agreement terminations year-over-year to $12.3 million in the year ended December 31, 2024.

Equipment revenue. Equipment revenue was $54.2 million in the year ended December 31, 2024, compared to $56.5 million in the year ended December 31, 2023, a decrease of $2.3 million, or 4%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the year ended December 31, 2024, decreased compared to the prior year period, primarily due to the decrease in studio openings compared to the prior year period. The average revenue per installation increased in the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase in average revenue is due to brand mix and international versus domestic mix.

Merchandise revenue. Merchandise revenue was $27.2 million in the year ended December 31, 2024, compared to $33.3 million in the year ended December 31, 2023, a decrease of $6.1 million, or 18%. The decrease was due primarily to a decrease in demand from studios, current year sales promotions and a lower number of company-owned transition studios in the current year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $34.0 million in the year ended December 31, 2024, compared to $27.3 million in the year ended December 31, 2023, an increase of $6.7 million, or 25%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since December 31, 2023 (including studios related to the Lindora acquisition in the first quarter of 2024).

Other service revenue. Other service revenue was $30.5 million in the year ended December 31, 2024, compared to $57.7 million in the year ended December 31, 2023, a decrease of $27.2 million, or 47%. The decrease was primarily due to a $22.5 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios and a $4.0 million decrease in vendor commission and brand access fee revenues.

Operating Costs and Expenses

	Year Ended December 31,		Change from Prior Year
	2024	2023	$	%
		(As Corrected)
	($ in thousands)
Costs of product revenue	$59,477	$60,331	$(854)	(1.4)%
Costs of franchise and service revenue	21,806	15,985	5,821	36.4%
Selling, general and administrative expenses	176,854	168,863	7,991	4.7%
Impairment of goodwill and other assets	62,551	16,750	45,801	273.4%
Depreciation and amortization	17,713	16,883	830	4.9%
Marketing fund expense	26,673	22,683	3,990	17.6%
Acquisition and transaction expenses (income)	8,886	(18,464)	27,350	(148.1)%
Total operating costs and expenses	$373,960	$283,031	$90,929	32.1%

Costs of product revenue. Costs of product revenue was $59.5 million in the year ended December 31, 2024, compared to $60.3 million in the year ended December 31, 2023, a decrease of $0.9 million, or 1%, compared to a decrease in related revenues of 9%. Costs of product revenue as a percentage of related revenue increased to 73% in the year ended December 31, 2024, from 67% in the year ended December 31, 2023. The increase was due to current year sales promotions, that decreased gross margin and an increase in write downs of slow-moving inventory.

Costs of franchise and service revenue. Costs of franchise and service revenue was $21.8 million in the year ended December 31, 2024, compared to $16.0 million in the year ended December 31, 2023, an increase of $5.8 million, or 36%. The increase was primarily due to a $3.7 million increase in franchise sales commissions, consistent with the related franchise territory revenue increase. The increase in cost of franchise and service revenue is also attributed to an increase of $3.2 million, or 113%, in costs recognized as a result of franchise agreement terminations year-over-year to $6.1 million in the year ended December 31, 2024.

Selling, general and administrative expenses. Selling, general and administrative expenses were $176.9 million in the year ended December 31, 2024, compared to $168.9 million in the year ended December 31, 2023, an increase of $8.0 million, or 5%. The increase was primarily attributable to an increase in restructuring and related charges of $10.9 million in the current year period; an increase in legal expenses and settlement accruals of $25.5 million related to various legal matters including government investigations; a loss on brand divestitures and wind down of $2.1 million, and $3.5 million mutual termination agreement income related to the acquisition of 14 Rumble studios in the prior year period and no similar income in the current year period, partially offset by a decrease in salaries and wages of $12.3 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $13.3 million primarily due to a decrease in the number of company-owned transition studios; a decrease in equity-based compensation expense of $2.5 million primarily due to a decrease in the current year common stock price, resulting in lower expense to be recognized on current-year RSU grants and an increase in forfeitures over the prior year period; a decrease in marketing and advertising expenses of $3.8 million; and a net decrease in other variable expenses of $2.1 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $62.6 million in the year ended December 31, 2024, compared to $16.8 million in the year ended December 31, 2023, an increase of $45.8 million, or 273%. The increase was primarily due to a write down of franchise agreements intangible asset and goodwill of $30.3 million related to the BFT reporting unit, a write down of goodwill of $10.3 million related to the Rumble reporting unit, a write down of franchise agreements intangible assets, trademark, and goodwill of $12.6 million related to the CycleBar reporting unit, a write down of right-of-use assets of $7.0 million, and other impairments of $2.4 million primarily related to our Xpass platform in the current year compared to a $7.2 million intangible assets write down related to the acquisition of 14 Rumble studios, a $4.7 million write down of goodwill and intangible assets related to Stride and Row House, and a $4.8 million write down of goodwill and intangible assets related to Rumble in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $17.7 million in the year ended December 31, 2024, compared to $16.9 million in the year ended December 31, 2023, an increase of $0.8 million, or 5%. The increase was due primarily to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $26.7 million in the year ended December 31, 2024, compared to $22.7 million in the year ended December 31, 2023, an increase of $4.0 million, or 18%. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the year ended December 31, 2024, marketing fund expense was $7.3 million lower than marketing fund revenue primarily led by a slowdown in spending during the second half of the year to avoid competing with presidential election media coverage and holiday advertisements.

Acquisition and transaction expenses (income). Acquisition and transaction expense was $8.9 million in the year ended December 31, 2024, compared to income of $18.5 million in the year ended December 31, 2023, an increase to expense of $27.4 million, or 148%. This expense primarily represents the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other Expense (Income), net

	Year Ended December 31,		Change from Prior Year
	2024	2023	$	%
		(As Corrected)
	($ in thousands)
Interest income	$(1,824)	$(1,611)	$(213)	13.2%
Interest expense	46,250	38,733	7,517	19.4%
Other expense	998	3,193	(2,195)	(68.7)%
Total other expense, net	$45,424	$40,315	$5,109	12.7%

Interest income. Interest income primarily consists of interest on notes receivable, which was $1.8 million in the year ended December 31, 2024, compared to $1.6 million in the year ended December 31, 2023.

Interest expense. Interest expense was $46.3 million in the year ended December 31, 2024, compared to $38.7 million in the year ended December 31, 2023, an increase of $7.5 million, or 19%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances in the current year period.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $1.0 million in the year ended December 31, 2024, compared to $3.2 million in the year ended December 31, 2023.

Income Taxes

	Year Ended December 31,		Change from Prior Year
	2024	2023	$	%
		(As Corrected)
	($ in thousands)
Income taxes	$(342)	$1,034	$(1,376)	(133.1)%

Income taxes. Income taxes were 0.3% of pre-tax book income (loss) in the year ended December 31, 2024, compared to (19.1)% in the year ended December 31, 2023.

Comparison of the years ended December 31, 2023 and December 31, 2022

The following is a discussion of our consolidated results of operations for the year ended December 31, 2023 versus the year ended December 31, 2022.

Revenue

	Year Ended December 31,		Change from Prior Year
	2023	2022	$	%
	(As Corrected)	(As Corrected)
	($ in thousands)
Franchise revenue	$143,247	$115,026	$28,221	24.5%
Equipment revenue	56,454	43,461	12,993	29.9%
Merchandise revenue	33,275	25,978	7,297	28.1%
Franchise marketing fund revenue	27,292	20,384	6,908	33.9%
Other service revenue	57,669	38,350	19,319	50.4%
Total revenue, net	$317,937	$243,199	$74,738	30.7%

Total revenue. Total revenue was $317.9 million in the year ended December 31, 2023, compared to $243.2 million in the year ended December 31, 2022 an increase of $74.7 million, or 31%. The increase in total revenue was primarily due to an increase in the number of open studios.

Franchise revenue. Franchise revenue was $143.2 million in the year ended December 31, 2023 , compared to $115.0 million in the year ended December 31, 2022, an increase of $28.2 million, or 25%. Franchise revenue consisted of franchise royalty fees of $94.6 million, franchise territory fees of $21.9 million, technology fees of $15.7 million and training fees of $11.0 million in the year ended December 31, 2023, compared to franchise royalty fees of $69.8 million, franchise territory fees of $27.0 million, technology fees of $10.2 million and training fees of $8.0 million in the year ended December 31, 2022. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in same store sales and an increase in number of operating studios globally since December 31, 2022. Franchise territory fees decreased due to a decrease in franchise agreement terminations in the year ended December 31, 2023 compared to the prior year period.

Equipment revenue. Equipment revenue was $ 56.5 million in the year ended December 31, 2023, compared to $ 43.5 million in the year ended December 31, 2022, a increase of $13.0 million, or 30%. Most equipment revenue is recognized in the period when the equipment is installed. Global equipment installations in the year ended December 31, 2023, increased due to the increase in studio openings compared to the prior year period. The average revenue per installation increased in the year ended December 31, 2023, when compared to the year ended December 31, 2022. The increase in average revenue is due to brand mix and international versus domestic mix.

Merchandise revenue. Merchandise revenue was $33.3 million in the year ended December 31, 2023, compared to $26.0 million in the year ended December 31, 2022, a increase of $7.3 million, or 28%. The increase was due primarily to a higher number of operating studios in the year ended December 31, 2023 compared to the prior year period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $27.3, million in the year ended December 31, 2023, compared to $20.4 million in the year ended December 31, 2022, an increase of $6.9 million, or 34%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America in the year ended December 31, 2023 compared to the prior year period.

Other service revenue. Other service revenue was $57.7 million in the year ended December 31, 2023, compared to $38.4 million in the year ended December 31, 2022, a increase of $19.3 million, or 50%. The increase was primarily due to $15.5 million increase in package and memberships revenue due to a higher average number of company-owned transition studios and a $4.8 million increase in vendor commission and brand access fee revenues, offset by a $1.3 million decrease in on-demand revenue. We refranchised or closed company-owned transition studios under our restructuring plan that started in the year ended December 31, 2023.

Operating Costs and Expenses

	Year Ended December 31,		Change from Prior Year
	2023	2022	$	%
	(As Corrected)	(As Corrected)
	($ in thousands)
Costs of product revenue	$60,331	$46,451	$13,880	29.9%
Costs of franchise and service revenue	15,985	18,447	(2,462)	(13.3)%
Selling, general and administrative expenses	168,863	126,278	42,585	33.7%
Impairment of goodwill and other assets	16,750	3,656	13,094	358.2%
Depreciation and amortization	16,883	15,315	1,568	10.2%
Marketing fund expense	22,683	17,290	5,393	31.2%
Acquisition and transaction expenses (income)	(18,464)	2,438	(20,902)	(857.3)%
Total operating costs and expenses	$283,031	$229,875	$53,156	23.1%

Costs of product revenue. Costs of product revenue was $60.3 million in the year ended December 31, 2023, compared to $46.5 million in the year ended December 31, 2022, a increase of $13.9 million, or 30%, compared to a decrease in related revenues of 29%. The costs of product revenue as a percentage of related revenue was 67% in the years ended 2023 and 2022.

Costs of franchise and service revenue. Costs of franchise and service revenue was $16.0 million in the year ended December 31, 2023, compared to $18.4 million in the December 31, 2022, a decrease of $2.5 million, or 13%. The decrease was primarily due to a $3.7 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease, partially offset by a $1.1 million increase in cost of technology.

Selling, general and administrative expenses. Selling, general and administrative expenses were $168.9 million in the year ended December 31, 2023, compared to $126.3 million in the year ended December 31, 2022, an increase of $42.6 million, or 34%. The increase was primarily attributable to restructuring and related charges of $15.3 million in the year ended December 31, 2023; an increase in salaries and wages of $19.0 million related to higher average number of company-owned transition studios; an increase in occupancy expenses of $9.5 million primarily related to company-owned transition studios; increase in financial transaction fees and related expenses of $8.2 million primarily related to expenses incurred in completed and terminated financing transactions; increase in bad debt expenses of $3.2 million; increase in marketing and promotion expense of $2.1 million; increase in state and local taxes of $1.5 million and a net increase in other variable expenses in 2023 of $5.0 million, partially offset by a decrease in equity-based compensation of $11.0 million primarily due to vesting of performance-based awards in the year ended December 31, 2022 offset by an increase in expense related to RSUs granted since December 31, 2022; a decrease in legal expenses of $3.6 million related to various legal matters; one-time mutual termination agreement income of $3.5 million related to the acquisition of 14 Rumble studios in 2023; a decrease in information technology expenses of $3.1 million primarily related to one-time credit from a vendor.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $16.8 million in the year ended December 31, 2023 compared to $3.7 million in the year ended December 31, 2022, an increase of $13.1 million, or 358%. The increase was primarily related to an increase in goodwill impairment of $3.4 million, impairment of franchise agreement intangible asset net of reacquired franchise right of $7.2 million upon acquisition of 14 Rumble studios in the year ended December 31, 2023, and an aggregate $2.2 million of impairment of reacquired franchise rights and property and equipment related to the Rumble held for sale studios in the year ended December 31, 2023.

Depreciation and amortization. Depreciation and amortization expense was $16.9 million in the year ended December 31, 2023 compared to $15.3 million in the year ended December 31, 2022, an increase of $1.6 million, or 10%. The increase was due primarily to amortization of intangibles related to BodyFit trademark acquired in the second quarter of 2022 and to an increase in fixed assets to support our online offerings.

Marketing fund expense. Marketing fund expense was $22.7 million in the year ended December 31, 2023, compared to $17.3 million in the year ended December 31, 2022, an increase of $5.4 million, or 31%. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction expense (income) was ($18.5) million in the year ended December 31, 2023, compared to $2.4 million in the year ended December 31, 2022, a change of $20.9 million, or 857%. These expenses (income) represent the non-cash change in contingent consideration related to 2017 and 2021 business acquisitions and $0.5 million of acquisition related expenses in the year ended December 31, 2023.

Other Expense (Income), net

	Year Ended December 31,		Change from Prior Year
	2023	2022	$	%
	(As Corrected)	(As Corrected)
	($ in thousands)
Interest income	$(1,611)	$(1,805)	$194	(10.7)%
Interest expense	38,733	13,017	25,716	197.6%
Other expense	3,193	523	2,670	510.5%
Total other expense, net	$40,315	$11,735	$28,580	243.5%

Interest income. Interest income primarily consists of interest on notes receivable, which was $1.6 million in the year ended December 31, 2023, compared to $1.8 million in the year ended December 31, 2022.

Interest expense. Interest expense was $38.7 million in the year ended December 31, 2023, compared to $13.0 million in the year ended December 31, 2022, an increase of 25.7 million, or 198%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase in interest expense is due to higher average debt balances in the year ended December 31, 2023.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense, which was $3.2 million in the year ended December 31, 2023, compared to $0.5 million in the year ended December 31, 2022, and increase of $2.7 million.

Income Taxes

	Year Ended December 31,		Change from Prior Year
	2023	2022	$	%
	(As Corrected)	(As Corrected)
	($ in thousands)
Income taxes	$1,034	$488	$546	111.9%

Income taxes. Income taxes were $1.0 million in the year ended December 31, 2023, compared to $0.5 in the year ended December 31, 2022.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), employee retention credit (a tax credit for retaining employees throughout the COVID-19 pandemic), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other assets, loss on brand divestitures and wind down, executive transition costs (consisting of costs associated with the transition of our former CEO, such as professional services, legal fees, executive recruiting costs and other related costs), one-time costs associated with rebranding one studio to the KINRGY brand, transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), contract settlement expenses (related to, among other things, the settlement of disputed costs and the elimination of the option for us to repurchase the master franchise rights from the BFT seller without requiring our payment of a repurchase cancellation fee), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
		(As Corrected)	(As Corrected)
	(in thousands)
Net income (loss)	$(98,696)	$(6,443)	$1,101
Interest expense, net	44,426	37,122	11,212
Income taxes (benefit)	(342)	1,034	488
Depreciation and amortization	17,713	16,883	15,315
EBITDA	(36,899)	48,596	28,116
Equity-based compensation	15,465	17,997	29,044
Employer payroll taxes related to equity-based compensation	436	672	123
Acquisition and transaction expenses (income)	8,886	(18,464)	2,438
Litigation expenses	32,575	6,839	10,301
Employee retention credit	—	—	(2,597)
Financial transaction fees and related expenses	620	9,038	836
TRA remeasurement	998	3,193	523
Impairment of goodwill and other assets	62,551	16,750	3,656
Loss on brand divestitures and wind down (excluding impairments)	1,820	—	—
Executive transition costs	690	—	—
Non-recurring rebranding expenses	331	—	—
Transformation initiative costs	1,287	—	—
Contract settlement costs	1,170	—	—
Restructuring and related charges (excluding impairments)	26,287	15,700	—
Adjusted EBITDA	$116,217	$100,321	$72,440

Liquidity and Capital Resources

As of December 31, 2024, we had $16.6 million of cash and cash equivalents, excluding $16.1 million of restricted cash consisting of marketing fund restricted cash and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

We plan to refinance and/or extend the maturity date for our outstanding Term Loans under the Credit Agreement that matures on March 15, 2026.

Credit Facility

On April 19, 2021, we entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a $212 million senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and together, the “Term Loans”). Affiliates of the lenders also separately purchased 200,000 shares of our 6.50% Series A Convertible Preferred Stock for $200 million. Our obligations under the Credit Agreement are guaranteed by Xponential Intermediate Holdings, LLC and certain of our material subsidiaries, and are secured by substantially all of the assets of Xponential Intermediate Holdings, LLC and certain of our material subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2024, we were in compliance with these covenants.

Additionally, on March 10, 2025 we obtained a waiver related to EBITDA levels as our Credit Agreement did not currently contain active exceptions for non-recurring legal expenses. The waiver provides for exceptions for certain non-recurring legal expenses at different levels through March 31, 2026.

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

On August 23, 2024, we entered into a seventh amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment provides for, among other things, (i) additional term loans in an aggregate principal amount of $25.0 million, with an original issue discount of $0.8 million, (the “Seventh Amendment Incremental Term Loans”), (ii) an increased amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Seventh Amendment Incremental Term Loans) commencing on September 30, 2024 to $1.3 million and (iii) a prepayment premium on the Seventh Amendment Incremental Term Loans. The proceeds of the Seventh Amendment will be used for general corporate purposes, including working capital, lease liabilities, and legal expenses arising from previously disclosed regulatory matters.

The total principal amount outstanding on the Term Loans was $352.4 million at December 31, 2024. See Note 9 of Notes to Consolidated Financial Statements for additional information about our debt.

Cash Flows

The following table presents summary cash flow information for the years ended December 31, 2024 and 2023. Analysis of our cash flows for the year ended December 31, 2022 is included in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Years Ended December 31,
	2024	2023
		(As Corrected)
	(in thousands)
Net cash provided by (used in) operating activities	$11,677	$32,713
Net cash provided by (used in) investing activities	(14,149)	(11,689)
Net cash provided by (used in) financing activities	(1,883)	(21,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,355)	$(276)

Cash Flows from Operating Activities

In the year ended December 31, 2024, cash provided by operating activities was $11.7 million, compared to $32.7 million in the year ended December 31, 2023, a decrease in cash provided of $21.0 million. Of the decrease, $36.2 million was due to lower net income after adjustments to reconcile net income (loss) to net cash provided by operating activities. The decrease was partially offset by $15.2 million in favorable changes in working capital related to accounts payable, deferred costs, inventories, accounts receivable, accrued expenses and operating lease liabilities, partially offset by unfavorable changes in working capital related to other current liabilities, deferred revenue, other assets and other liabilities in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Cash Flows from Investing Activities

In the year ended December 31, 2024, cash used in investing activities was $14.1 million, compared to $11.7 million in the year ended December 31, 2023. The change year over year in cash used of $2.5 million was primarily attributable to cash used of $8.5 million for our acquisition of Lindora; partially offset by decreases in cash used to purchase property and equipment of $2.7 million.

Cash Flows from Financing Activities

In the year ended December 31, 2024, cash used in financing activities was $1.9 million, compared to $21.3 million in the year ended December 31, 2023, a decrease in cash used of $19.4 million. The decrease in cash used was primarily attributable to prior year payments of $130.8 million related to repurchase of convertible preferred stock, $50.4 million for share repurchases, and a $4.4 million loan to a shareholder compared to no similar payments in the current year as well as a decrease of $8.0 million in payments for taxes on net share settlements. The decrease in cash used was partially offset by net borrowings on long-term debt of $184.9 million and a payment received from a shareholder of $9.2 million in the prior year compared to net borrowings on long-term debt of $19.1 million in the current year.

Material Cash Commitments

The table below represents our material cash commitments, including the scheduled maturities of our contractual obligations as of December 31, 2024. The table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments due during the years ending December 31,
	Total	2025	2026-2027	2028-2029	Thereafter
	($ in thousands)
Operating lease obligations (1)	$37,402	$8,021	$14,487	$8,434	$6,460
Debt, principal (2)	352,403	5,397	347,006	—	—
Debt, interest (3)	47,847	39,846	8,001	—	—
Contingent consideration payments (4)	1,005	581	424	—	—
Loan to shareholder (5)	480	240	240	—	—
Acquisition-related payments (6)	3,467	3,467	—	—	—
Total	$442,604	$57,552	$370,158	$8,434	$6,460

(1)
We lease our facilities under non-cancelable operating leases.
(2)
Represents scheduled debt obligation payments on debt outstanding as of December 31, 2024.
(3)
Represents estimated scheduled interest payments on debt outstanding as of December 31, 2024.
(4)
Includes estimated contingent consideration liabilities at December 31, 2024, based on expected achievement dates for earn-out targets, which includes the contingent consideration relating to BFT and Lindora.
(5)
Represents the additional loans obligated to fund under agreements with shareholders (see Note 11 of Notes to Consolidated Financial Statements).
(6)
Represents payments related to the Xponential Procurement Services acquisition (see Note 4 of Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

As of December 31, 2024, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $3.6 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of December 31, 2024, a $2.0 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 18 of Notes to Consolidated Financial Statements for more information regarding these guarantees.

In July 2022, we entered into an agreement with a third-party financing company who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $750 standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of December 31, 2024, a $0.2 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 18 of Notes to Consolidated Financial Statements for more information.

Critical Accounting Estimates and Policies

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

Our critical accounting policies are those that materially affect our consolidated financial statements, including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see the Note 3 of Notes to Consolidated Financial Statements.

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

Acquisition-Related Contingent Consideration

Some of the business combinations that we have consummated include contingent consideration to be potentially paid based upon the occurrence of future events. Acquisition-related contingent consideration associated with a business combination is initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statement of operations. The estimates of fair value involve the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis, and contain uncertainties as they require assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of the acquisition-related contingent consideration result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria, changes in discount rates and changes in our stock price. A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. Assuming there had been a 10% increase in the fair value, contingent consideration would have increased by $1.1 million for the year ended December 31, 2024.

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

During the quarter ended December 31, 2024, we determined it was necessary to re-evaluate goodwill of the BFT and Rumble reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, we performed a quantitative assessment of the fair value of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the BFT and Rumble reporting units exceeded their fair value, resulting in a goodwill impairment of $16.4 million, and $10.3 million, respectively, and $5.1 million of goodwill remaining for the BFT reporting unit no goodwill remaining for the Rumble reporting unit. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging 11.0% to 22.0%, at a weighted average cost of capital (discount rate) of 22.0% for the BFT reporting unit and revenue and expense long-term growth assumptions ranging from 6.0% to 12.0%, at a weighted average cost of capital (discount rate) of 19.0% for the Rumble reporting unit. As this was a partial impairment for the BFT reporting unit, the goodwill for BFT is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

During the quarter ended June 30, 2024, we determined it was necessary to re-evaluate goodwill of the CycleBar reporting unit for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, we performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the CycleBar reporting unit exceeded its fair value, resulting in a goodwill impairment of $10.9 million and no goodwill remaining for the CycleBar reporting unit. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from (1.0%) to 3.0%, at a weighted average cost of capital (discount rate) of 16.0%.

At December 31, 2024, the goodwill related to our Pure Barre reporting unit of $42.5 million is at a heightened risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, an inability to execute our business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods.

We recorded goodwill impairments related to the Rumble, Stride and Row House reporting units during the year ended December 31, 2023 and a goodwill impairment related to the AKT reporting unit during the year ended December 31, 2022. See Note 8 of Notes to Consolidated Financial Statements for further discussion of these impairments.

We test for impairment of indefinite-lived trademarks annually or sooner whenever events or circumstances indicate that trademarks might be impaired. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. We determine the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, we impair the trademarks to their fair value. During the quarter ended December 31, 2024, we recognized an impairment loss of indefinite-lived trademark of $0.3 related to the CycleBar reporting unit. As this was a partial impairment, the trademark intangible asset, which was $9.6 million as of December 31, 2024, is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors. See Note 8 of Notes to Consolidated Financial Statements for further discussion of these impairments.

We assess potential impairments to our long-lived assets, which include property and equipment, operating lease ROU assets, and amortizable intangible assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. See Note 7, Note 8 and Note 10 of Notes to Consolidated Financial Statements for further discussion of these impairments.

We evaluate our property and equipment and other long-lived assets for impairment based on our classification as assets held for sale. Several criteria must be met before an asset is classified as held for sale, including that management with the appropriate authority commits to a formal plan to sell the asset at a reasonable price in relation to its fair value and is actively seeking a buyer. For assets held for sale, we compare the carrying value of the disposal group to fair value less costs to sell. The impairment is the excess of the carrying value over the fair value of the asset. See Note 4 of Notes to Consolidated Financial Statements for additional discussion of the held for sale classification as of December 31, 2023 for certain Rumble company-owned transition studios.

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

During the year ended December 31, 2024, we recorded impairments of franchise agreements intangible assets of $1.2 million and $13.9 million related to the CycleBar and BFT reporting units, respectively, as well as an impairment of deferred video production costs and web design and domain intangible assets of $0.2 million related to the AKT reporting unit. During the year ended December 31, 2023, we recorded impairments of franchise agreements, trademarks and deferred video production intangible assets related to the Stride and Row House reporting units aggregating impairment loss of $0.2 million for the franchise agreements, an aggregate impairment loss of $0.2 million for the trademarks and an aggregate impairment loss of $0.1 for the deferred video production intangibles assets. Additionally, during the year ended December 31, 2023, we recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7.2 million in connection with the acquisition of 14 Rumble studios on June 5, 2023. During the year ended December 31, 2022, we recorded impairments of trademark and franchise agreements intangible assets related to the AKT reporting unit aggregating $0.3 million.

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected revenues, income, cash flows, discount rates, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods.

Equity-Based Compensation

We have equity-based compensation plans under which we receive services from our employees and directors as consideration for equity instruments, including restricted stock units (“RSUs”) and performance-based RSUs. The compensation expense is determined based on the fair value of the award as of the grant date. Compensation expense for time-based units is recognized over the vesting period, which is the period over which all of the specified vesting conditions are satisfied. Compensation expense for performance-based units is recorded over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. If any performance goals are not met, no compensation expense is ultimately recognized and, to the extent previously recognized, compensation expense is reversed.

We use the Monte Carlo valuation model to determine the fair value of performance-based awards that vest based on a market condition. The use of the Monte Carlo valuation model requires us to make estimates and assumptions, such as expected volatility, expected term and risk-free interest rate. We utilize a dividend yield of zero as we do not currently declare or pay dividends on our Class A common stock, nor do we expect to do so in the foreseeable future. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo valuation model.

Forfeitures are recognized as they occur. As the amount and timing of compensation expense to be recorded in future periods may be affected by the achievement of performance conditions and employee terminations, equity-based compensation may vary significantly period to period.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 3 of Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2024, the outstanding principal balance of $352.4 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.5 million.

Inflation Risk

As of December 31, 2024, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition as well as the operating costs of our franchisees.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Xponential Fitness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xponential Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes to stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2023 and 2022 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2023 and 2022 financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 14, 2025

We have served as the Company's auditor since 2019.

Xponential Fitness, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
		(As Corrected)
Assets
Current assets:
Cash, cash equivalents and restricted cash	$32,739	$37,094
Accounts receivable, net (Note 11)	31,693	31,609
Inventories	10,016	15,588
Prepaid expenses and other current assets	4,869	5,593
Deferred costs, current portion	4,598	6,893
Notes receivable from franchisees, net	232	203
Total current assets	84,147	96,980
Property and equipment, net	14,651	19,502
Right-of-use assets	24,036	73,501
Goodwill	135,240	170,701
Intangible assets, net	100,944	120,065
Deferred costs, net of current portion	39,923	46,541
Notes receivable from franchisees, net of current portion	100	802
Other assets	4,356	1,442
Total assets	$403,397	$529,534
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$27,011	$18,620
Accrued expenses	31,323	19,875
Deferred revenue, current portion	25,912	34,807
Current portion of long-term debt	5,397	4,760
Other current liabilities	18,244	24,172
Total current liabilities	107,887	102,234

Deferred revenue, net of current portion	105,935	117,305
Contingent consideration from acquisitions (Note 18)	17,729	8,666
Long-term debt, net of current portion, discount and issuance costs	341,742	319,261
Lease liability	23,858	71,975
Other liabilities	251	4,965
Total liabilities	597,402	624,406
Commitments and contingencies (Note 18)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of December 31, 2024 and December 31, 2023	116,810	114,660
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 33,660 and 30,897 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 14,739 and 16,566 shares issued, and 14,664 and 16,491 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	1	2
Additional paid-in capital	503,850	521,307
Receivable from shareholder (Note 11)	(16,891)	(15,440)
Accumulated deficit	(701,837)	(634,179)
Treasury stock, at cost, 75 shares outstanding as of December 31, 2024 and December 31, 2023	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(216,571)	(130,004)
Noncontrolling interests	(94,244)	(79,528)
Total stockholders' deficit	(310,815)	(209,532)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$403,397	$529,534

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
		(As Corrected)	(As Corrected)
Revenue, net:
Franchise revenue	$174,524	$143,247	$115,026
Equipment revenue	54,199	56,454	43,461
Merchandise revenue	27,174	33,275	25,978
Franchise marketing fund revenue	33,986	27,292	20,384
Other service revenue	30,463	57,669	38,350
Total revenue, net	320,346	317,937	243,199
Operating costs and expenses:
Costs of product revenue	59,477	60,331	46,451
Costs of franchise and service revenue	21,806	15,985	18,447
Selling, general and administrative expenses (Note 11)	176,854	168,863	126,278
Impairment of goodwill and other assets	62,551	16,750	3,656
Depreciation and amortization	17,713	16,883	15,315
Marketing fund expense	26,673	22,683	17,290
Acquisition and transaction expenses (income)	8,886	(18,464)	2,438
Total operating costs and expenses	373,960	283,031	229,875
Operating income (loss)	(53,614)	34,906	13,324
Other expense (income):
Interest income	(1,824)	(1,611)	(1,805)
Interest expense	46,250	38,733	13,017
Other expense	998	3,193	523
Total other expense	45,424	40,315	11,735
Income (loss) before income taxes	(99,038)	(5,409)	1,589
Income taxes (benefit)	(342)	1,034	488
Net income (loss)	(98,696)	(6,443)	1,101
Less: net loss attributable to noncontrolling interests	(31,038)	(2,442)	(114)
Net income (loss) attributable to Xponential Fitness, Inc.	$(67,658)	$(4,001)	$1,215

Net income (loss) per share of Class A common stock:
Basic	$(2.27)	$1.08	$(0.88)
Diluted	$(2.27)	$(0.52)	$(0.88)
Weighted average shares of Class A common stock outstanding:
Basic	31,999	31,742	25,295
Diluted	31,999	39,705	25,295

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021 (As Corrected)	23,898	$2	22,969	$2	—	$—	$—	$(10,600)	$(644,072)	$443,713	$(210,955)
Equity based compensation	—	—	—	—	—	—	12,925	—	—	12,193	25,118
Net income (loss) (As Corrected)	—	—	—	—	—	—	—	—	1,215	(114)	1,101
Conversion of Class B shares to Class A shares (As Corrected)	3,303	—	(3,303)	—	—	—	510,069	—	—	(510,069)	—
Vesting of Class B Shares	—	—	1,981	—	—	—	—	—	—	—	—
Vesting of restricted share units, net of shares withheld for taxes	370	1	—	—	—	—	(1,909)	—	—	—	(1,908)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(5,769)	—	—	(5,769)
Payment of preferred stock dividend	—	—	—	—	—	—	(13,000)	—	—	—	(13,000)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(31,185)	—	—	—	(31,185)
Settlement of contingent consideration	—	—	—	—	—	—	29,070	—	—	—	29,070
Purchase of treasury stock	—	—	—	—	75	(1,697)	(1,097)	—	—	—	(2,794)
Receivable from holders of the preferred stock (As Corrected)	—	—	—	—	—	—	—	(1,162)	—	—	(1,162)
Distributions paid to Pre-IPO LLC Members (As Corrected)	—	—	—	—	—	—	—	—	—	(394)	(394)
Balance at December 31, 2022 (As Corrected)	27,571	$3	21,647	$2	75	$(1,697)	$504,873	$(17,531)	$(642,857)	$(54,671)	$(211,878)

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022 (As Corrected)	27,571	$3	21,647	$2	75	$(1,697)	$504,873	$(17,531)	$(642,857)	$(54,671)	$(211,878)
Equity-based compensation	—	—	—	—	—	—	20,006	—	—	19	20,025
Net loss (As Corrected)	—	—	—	—	—	—	—	—	(4,001)	(2,442)	(6,443)
Conversion of Class B shares to Class A shares (As Corrected)	5,094	—	(5,094)	—	—	—	10,193	—	—	(10,193)	—
Vesting of Class B shares	—	—	13	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	831	—	—	—	—	—	(8,111)	—	—	—	(8,111)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(5,670)	—	—	(5,670)
Deemed contribution from redemption of preferred stock	—	—	—	—	—	—	—	—	12,679	—	12,679
Liability-classified restricted stock units vested	—	—	—	—	—	—	2,250	—	—	—	2,250
Receivable from shareholder arising from the Rumble studios acquisition	—	—	—	—	—	—	—	(1,450)	—	—	(1,450)
Consideration related to the Rumble studios acquisition	—	—	—	—	—	—	—	1	—	—	1
Repurchase and retirement of Class A common stock	(2,599)	—	—	—	—	—	(50,378)	—	—	—	(50,378)
Proceeds from disgorgement of stockholders short-swing profits (Note 11)	—	—	—	—	—	—	516	—	—	—	516
Distributions paid to Pre-IPO LLC Members (As Corrected)	—	—	—	—	—	—	—	—	—	(12,241)	(12,241)
Excise tax on share repurchases	—	—	—	—	—	—	(360)	—	—	—	(360)
Payment received from shareholder (As Corrected)	—	—	—	—	—	—	—	9,210	—	—	9,210
Payment of preferred stock dividend	—	—	—	—	—	—	(7,652)	—	—	—	(7,652)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	49,970	—	—	—	49,970
Balance at December 31, 2023 (As Corrected)	30,897	$3	16,566	$2	75	$(1,697)	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023 (As Corrected)	30,897	$3	16,566	$2	75	$(1,697)	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Equity-based compensation	—	—	—	—	—	—	15,463	—	—	3	15,466
Net loss	—	—	—	—	—	—	—	—	(67,658)	(31,038)	(98,696)
Conversion of Class B shares to Class A shares	1,828	—	(1,828)	(1)	—	—	(25,240)	—	—	25,240	(1)
Vesting of Class B shares	—	—	1	—	—	—	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	935	—	—	—	—	—	129	—	—	—	129
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(1,465)	—	—	(1,465)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(8,921)	(8,921)
Preferred stock dividend	—	—	—	—	—	—	(7,809)	—	—	—	(7,809)
Payment received from shareholders	—	—	—	—	—	—	—	14	—	—	14
Balance at December 31, 2024	33,660	$3	14,739	$1	75	$(1,697)	$503,850	$(16,891)	$(701,837)	$(94,244)	$(310,815)

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
		(As Corrected)	(As Corrected)
Cash flows from operating activities:
Net income (loss)	$(98,696)	$(6,443)	$1,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,713	16,883	15,315
Amortization and write off of debt issuance costs	238	463	126
Amortization and write off of discount on long-term debt	4,122	2,949	613
Change in contingent consideration from acquisitions	8,358	(18,933)	2,440
Non-cash lease expense	7,139	13,311	2,655
Bad debt expense (recovery)	3,102	2,450	(712)
Equity-based compensation	15,466	17,997	29,044
Non-cash interest	(1,320)	(1,252)	(1,069)
Gain on disposal of assets	(12,791)	(2,120)	(78)
Impairment of goodwill and other assets	62,551	16,750	3,656
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,919)	(7,350)	(12,183)
Inventories	5,574	(3,960)	(4,365)
Prepaid expenses and other current assets	601	307	(629)
Operating lease liabilities	(3,356)	(9,325)	(2,460)
Deferred costs	8,912	(5,712)	(2,024)
Notes receivable, net	5	(3)	33
Accounts payable	8,616	889	469
Accrued expenses	12,903	4,867	(3,778)
Other current liabilities	4,230	7,082	2,226
Deferred revenue	(19,538)	7,020	18,623
Other assets	(3,518)	(648)	(240)
Other liabilities	(4,715)	(2,509)	3,301
Net cash provided by operating activities	11,677	32,713	52,064
Cash flows from investing activities:
Purchases of property and equipment	(4,713)	(7,430)	(8,955)
Proceeds from sale of assets	346	60	65
Purchase of studios	—	(164)	—
Purchase of intangible assets	(1,815)	(1,783)	(7,177)
Notes receivable issued	—	(581)	(1,782)
Notes receivable payments received	533	776	3,236
Acquisition of businesses	(8,500)	(2,567)	—
Net cash used in investing activities	(14,149)	(11,689)	(14,613)
Cash flows from financing activities:
Borrowings from long-term debt	62,951	189,150	7,425
Payments on long-term debt	(43,876)	(4,203)	(2,978)
Debt issuance costs	(318)	(411)	(55)
Payment of preferred stock dividend and deemed cash dividend	(5,772)	(7,092)	(16,250)
Payment of promissory note liability	(3,467)	—	—
Payments of contingent consideration	—	(1,412)	(2,190)
Payments for taxes related to net share settlement of restricted share units	(83)	(8,111)	(1,909)
Proceeds from issuance of common stock in connection with stock-based compensation plans	210	—	—
Payments for tax receivable agreement	(2,267)	(1,163)	—
Payments for redemption of preferred stock	—	(130,766)	—
Payments for distributions to Pre-IPO LLC Members	(8,916)	(12,241)	(394)
Repurchase of Class A common stock	—	(50,378)	—
Payment received from shareholder (Note 11)	14	9,211	—
Payments for excise tax on share repurchases	(359)	—	—
Loan to shareholder (Note 11)	—	(4,400)	(5,050)
Proceeds from disgorgement of stockholders short-swing profits (Note 11)	—	516	—
Net cash used in financing activities	(1,883)	(21,300)	(21,401)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,355)	(276)	16,050
Cash, cash equivalents and restricted cash, beginning of period	37,094	37,370	21,320
Cash, cash equivalents and restricted cash, end of period	$32,739	$37,094	$37,370

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Interest paid	$41,289	$34,786	$11,631
Income taxes paid, net	563	1,567	2,785
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$799	$1,023	$1,407
Contingent consideration converted to equity (Note 11)	—	—	29,070
Collateralization of note from shareholder with treasury shares (Note 11)	—	—	1,697
Adjustment of convertible preferred stock to redemption value	—	(49,970)	31,185
Fair value of promissory note entered into in connection with acquisition	—	6,463	—
Liability-classified restricted stock units vested	—	2,250	—
Deemed contribution from redemption of convertible preferred stock	—	12,679	—
Accrued tax withholding related to convertible preferred stock dividend	—	112	—
Intangible asset acquired in exchange for deferred revenue	—	—	4,800
Receivable from shareholder arising from the Rumble studios acquisition	—	1,450	—
Excise tax liability accrued	—	360	—
Preferred stock dividend accrued	—	448	—
Contingent consideration upon acquisition	446	—	—
Debt issuance costs paid-in-kind - long-term debt	4,059	—	—
Non-cash proceeds from sale of asset	275	—	—
Receivable from holders of the preferred stock	—	—	1,162
Preferred stock dividend paid-in-kind	2,150	—	—

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

As of December 31, 2024, the Company’s portfolio of eight brands consisted of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one, 22 and 55 company-owned transition studios as of December 31, 2024, 2023 and 2022, respectively.

On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. On May 20, 2024, the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios. Additionally, during the three months ended September 30, 2024, the Company announced the wind down of AKT franchise operations. See Note 4 for additional information.

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

On January 2, 2024, the Company acquired Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the Lindora wellness brand (the “Lindora Franchisor” or “Lindora”), and has included the results of operations of Lindora in its consolidated statements of operations from the acquisition date forward. See Note 4 for additional information.

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

Note 2 – Correction of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company identified misstatements impacting previously issued financial statements. The Company concluded that the aggregate impact of all the errors are material to the Company's previously issued consolidated financial statements as of and for the years ended December 31, 2023, and 2022, and as a result, the accompanying financial statements as of and for the years ended December 31, 2023, and 2022, have been corrected for these errors. The Company has also corrected related amounts within the accompanying footnotes to the consolidated financial statements to conform to the corrected amounts in the consolidated financial statements.

The identified errors impacting the previously referred to consolidated financial statements include:

A.
Salary and wages – The Company’s 401(k) plan had not been in compliance with the non-discrimination provisions resulting in understatement of selling, general and administrative expenses, for “make whole” payments and related penalties, of $1,219 and $790 for the years ended December 31, 2023 and 2022, respectively, and understatement of accrued expenses of $2,343 as of December 31, 2023.
B.
Royalties – Incorrect royalty rates had been utilized in billing for certain franchise agreements resulting in overstatement of franchise revenue of $332 and $222 for the years ended December 31, 2023 and 2022, respectively, with associated impact to accrued expenses of $706 as of December 31, 2023.
C.
Rebates – Certain agreement terms had not been properly or timely communicated to be considered for their accounting impact resulting in misstatements including understatement of costs of product revenue of $1,650, overstatement of merchandise revenue of $135, understatement of other service revenue of $250, overstatement of acquisition and transaction expenses of $500, overstatement of accounts payable of $499, understatement of accrued expenses of $500, overstatement of accounts receivable, net, of $135, and overstatement of goodwill of $900 as of and for the year ended December 31, 2023.
D.
Revenues – The Company’s evaluation of certain revenue contracts did not appropriately evaluate the accounting for all key terms and conditions, resulting in:
1.
An understatement of deferred other service revenue of $133 as of December 31, 2023, an understatement of other service revenue of $267 for the year ended December 21, 2023, and an overstatement of other service revenue of $400 for the year ended December 21, 2022.
2.
An overstatement of accounts receivable of $537 and understatement of inventory of $429 as of December 31, 2023, and an overstatement of merchandise revenue of $537 and costs of product revenue of $429 for the year ended December 31, 2022.
E.
Classification misstatements:
1.
Gift card liability – Classification misstatement of gift card liability of $4,185 that was included in other long term liabilities but should have been included in other current liabilities as of December 31, 2023.
2.
Rebates – Overstatement of merchandise revenue and cost of product revenue relating to vendor rebates of $736 and $559 for the years ended December 31, 2023 and 2022, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

F.
Other:
1.
Taxes – Taxes of $1,162 were not withheld on preferred stock dividends during the year ended December 31, 2022 and were later improperly classified as accounts receivable, net, as of December 31, 2023 but should have been classified as a receivable from shareholder, resulting in an overstatement of accounts receivable, net, and an understatement of receivable from shareholder of $14 as of December 31, 2023. Furthermore, the Company improperly accounted for taxes on territory fees resulting in overstatements of franchise revenue and income taxes of $37 and $38 for the years ended December 31, 2023 and 2022, respectively.
2.
Leases – Certain agreement terms had not been timely communicated to be considered for their accounting impact resulting in understatements of right-of-use assets of $2,088, other current liabilities of $321, and long term lease liability of $1,834 as of December 31, 2023. Additionally, an understatement of selling, general and administrative expenses of $30 and $36 for the years ended December 31, 2023 and 2022, respectively.
3.
Credit Losses – Credit losses were not appropriately determined, resulting in an understatement of selling, general and administrative expenses of $218 and an overstatement of accounts receivable, net of $218 as of and for the year ended December 31, 2023.
4.
Cost of product revenue – Certain costs and fees related to inventory were capitalized and not properly expensed in the appropriate period. Additionally, these expenses were improperly included in accrued expenses resulting in an understatement of cost of product revenue of $1,618 and $218 for the years ended December 31, 2023 and 2022, respectively, and an understatement of accrued expense of $1,836 as of December 31, 2023.
5.
Impairment of assets – Company did not properly assess the disposition of the Stride brand subsequent to the balance sheet date as an impairment indicator as of the balance sheet date, resulting in an understatement of impairment of goodwill and other assets of $84 and an understatement of cost of product revenue for inventory write downs of $188 for the year ended December 31, 2023, and the related impact of overstatement of inventories of $188 and overstatement of intangible assets of $84 as of December 31, 2023.
6.
Legal Accruals – Certain legal liabilities had not been timely communicated to be considered for their accounting impact resulting in an understatement of selling, general and administrative expenses of $328, and understatement of accrued expenses of $328 as of and for the year ended December 31, 2023.
7.
Equipment inventory – Equipment inventory which had been received by the Company was not properly recorded resulting in an understatement of inventory of $623 and an overstatement of prepaid expenses of $528 as of December 31, 2023, and an impact on cost of product revenue of $95 for the year ended December 31, 2023.
8.
Cost of product revenue – During the year ended December 31, 2023 the Company improperly recognized deferred costs related to equipment resulting in an overstatement of $273 of costs of product revenue and an understatement of $273 of deferred costs, current portion, as of and for the year ended December 31, 2023.
9.
Partner distributions – The Company did not properly record distributions paid to Pre-IPO LLC members in the periods incurred resulting in an overstatement of distributions and an understatement of prepaid expenses of $266 as of and for the year ended December 31, 2023.
10.
Invoices – The Company did not properly account for certain vendor invoices, including not recognizing expenses in the period incurred, resulting in an understatement of accrued expenses of $74 and an overstatement of accounts receivable, net, of $239 and understatements of costs of franchise and service revenue and selling, general and administrative expenses of $74 and $239, respectively, as of and for the year ended December 31, 2023.
11.
Adjustment to accumulated deficit as of the year ended December 31, 2023, for the impact of the above error corrections.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The impact of the correction of errors to the Company's consolidated balance sheet, consolidated statement of operations, consolidated statement of cash flows, and consolidated statement of changes to stockholders' equity (deficit) as of and for the year ended December 31, 2023 are presented below.

Consolidated Balance Sheet	As of December 31, 2023
	As Previously Reported	Adjustments	Reference	As Corrected
Assets
Current Assets:
Accounts receivable, net	$32,751	$(1,142)	F1, F3, F10, C, D2	$31,609
Inventories	14,724	864	F5, F7, D2	15,588
Prepaid expenses and other current assets	5,856	(263)	F7, F9	5,593
Deferred costs, current portion	6,620	273	F8	6,893
Total current assets	97,248	(268)		96,980
Right-of-use assets	71,413	2,088	F2	73,501
Goodwill	171,601	(900)	C	170,701
Intangible assets, net	120,149	(84)	F5	120,065
Total assets	$528,698	$836		$529,534
Liabilities, redeemable convertible preferred stock and equity (deficit)
Current Liabilities:
Accounts payable	$19,119	$(499)	C	$18,620
Accrued expenses	14,088	5,787	F4, F6, B, A, F10, C	19,875
Deferred revenue, current portion	34,674	133	D1,	34,807
Other current liabilities	19,666	4,506	E1, F2	24,172
Total current liabilities	92,307	9,927		102,234
Lease liability	70,141	1,834	F2	71,975
Other liabilities	9,152	(4,187)	E1	4,965
Total liabilities	616,832	7,574		624,406
Additional paid-in capital	521,998	(691)		521,307
Receivable from shareholder	(15,426)	(14)	F1	(15,440)
Accumulated deficit	(630,127)	(4,052)	F11	(634,179)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(125,247)	(4,757)		(130,004)
Noncontrolling interests	(77,547)	(1,981)	F9	(79,528)
Total stockholders' deficit	(202,794)	(6,738)		(209,532)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$528,698	$836		$529,534

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Consolidated Statement of Operations	Year Ended December 31, 2023
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Franchise revenue	$143,615	$(368)	B, F1	$143,247
Merchandise revenue	34,146	(871)	E2, C	33,275
Other service revenue	57,153	516	D1, C	57,669
Total revenue, net	318,660	(723)		317,937
Operating costs and expenses:
Costs of product revenue	57,979	2,352	F4, E2, F5, F8, C, F7	60,331
Costs of franchise and service revenue	15,911	74	F10	15,985
Selling, general and administrative expenses	166,828	2,035	F3, F6, A, F10, F2	168,863
Impairment of goodwill and other assets	16,667	83	F5	16,750
Acquisition and transaction expenses (income)	(17,964)	(500)	C	(18,464)
Total operating costs and expenses	278,987	4,044		283,031
Operating income (loss)	39,673	(4,767)		34,906
Loss before income taxes	(642)	(4,767)		(5,409)
Income taxes (benefits)	1,071	(37)	F1	1,034
Net loss	(1,713)	(4,730)		(6,443)
Less: Net loss attributable to noncontrolling interests	(810)	(1,632)		(2,442)
Net loss attributable to Xponential Fitness, Inc.	$(903)	$(3,098)		$(4,001)

Net income (loss) per share of Class A common stock:
Basic	$1.18	$(0.10)		$1.08
Diluted	$(0.44)	$(0.08)		$(0.52)

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Consolidated Statement of Changes to Stockholders' Equity (Deficit)	As Previously Reported
	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)
Net loss	—	—	(903)	(810)	(1,713)
Conversion of Class B shares to Class A shares	10,571	—	—	(10,571)	—
Distributions paid to Pre-IPO LLC Members	—	—	—	(12,901)	(12,901)
Payment received from shareholder	—	8,062	—	—	8,062
Balance at December 31, 2023	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)

	Adjustments
	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	$(313)	$(1,162)	$(954)	$(1,387)	$(3,816)
Net loss	—	—	(3,098)	(1,632)	(4,730)
Conversion of Class B shares to Class A shares	(378)	—	—	378	—
Distributions paid to Pre-IPO LLC Members	—	—	—	660	660
Payment received from shareholder	—	1,148	—	—	1,148
Balance at December 31, 2023	$(691)	$(14)	$(4,052)	$(1,981)	$(6,738)

	As Corrected
	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2022	$504,873	$(17,531)	$(642,857)	$(54,671)	$(211,878)
Net loss	—	—	(4,001)	(2,442)	(6,443)
Conversion of Class B shares to Class A shares	10,193	—	—	(10,193)	—
Distributions paid to Pre-IPO LLC Members	—	—	—	(12,241)	(12,241)
Payment received from shareholder	—	9,210	—	—	9,210
Balance at December 31, 2023	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Consolidated Statement of Cash Flows	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(1,713)	$(4,730)	$(6,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of right-of-use assets	13,005	306	13,311
Bad debt expense	2,232	218	2,450
Impairment of goodwill and other assets	16,667	83	16,750
Changes in assets and liabilities, net of effect of acquisitions:			—
Accounts receivable	(7,738)	388	(7,350)
Inventories	(3,525)	(435)	(3,960)
Prepaid expenses and other current assets	438	(131)	307
Operating lease liabilities	(9,049)	(276)	(9,325)
Deferred costs	(5,440)	(272)	(5,712)
Accounts payable	1,390	(501)	889
Accrued expenses	1,959	2,908	4,867
Other current liabilities	2,896	4,186	7,082
Deferred revenue	7,287	(267)	7,020
Other liabilities	1,677	(4,186)	(2,509)
Net cash provided by operating activities	35,422	(2,709)	32,713
Cash flows from investing activities:
Acquisition of businesses	(3,467)	900	(2,567)
Net cash used in investing activities	(12,589)	900	(11,689)
Cash flows from financing activities:
Payments for distributions to Pre-IPO LLC Members	(12,901)	660	(12,241)
Payment received from shareholder	8,062	1,149	9,211
Net cash provided by (used in) financing activities	(23,109)	1,809	(21,300)

The impact of the correction of errors to the Company's consolidated statement of operations, consolidated statement of cash flows, and consolidated statement of changes to stockholders' equity (deficit) as of and for the year ended December 31, 2022 are presented below.

Consolidated Statement of Operations	Year Ended December 31, 2022
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Franchise revenue	$115,286	$(260)	B, F1	$115,026
Merchandise revenue	27,073	(1,095)	D2, E2,	25,978
Other service revenue	38,750	(400)	D1	38,350
Total revenue, net	244,954	(1,755)		243,199
Operating costs and expenses:
Costs of product revenue	47,220	(769)	D2, F4, E2,	46,451
Selling, general and administrative expenses	125,452	826	A, F2	126,278
Total operating costs and expenses	229,818	57		229,875
Operating income (loss)	15,136	(1,812)		13,324
Income (loss) before income taxes	3,401	(1,812)		1,589
Income taxes (benefits)	526	(38)	F1	488
Net income (loss)	2,875	(1,774)		1,101
Less: Net income (loss) attributable to noncontrolling interests	945	(1,059)		(114)
Net income (loss) attributable to Xponential Fitness, Inc.	$1,930	$(715)		$1,215

Net loss per share of Class A common stock:
Basic	$(0.87)	$(0.01)		$(0.88)
Diluted	$(0.87)	$(0.01)		$(0.88)

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Consolidated Statement of Changes to Stockholders' Equity (Deficit)	As Previously Reported

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	$—	$(10,600)	$(643,833)	$443,960	$(210,469)
Net income	—	—	1,930	945	2,875
Conversion of Class B shares to Class A shares	510,382	—	—	(510,382)	—
Balance at December 31, 2022	$505,186	$(16,369)	$(641,903)	$(53,284)	$(208,062)

	Adjustment

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	$—	$—	$(239)	$(247)	$(486)
Net loss	—	—	(715)	(1,059)	(1,774)
Conversion of Class B shares to Class A shares	(313)	—	—	313	—
Receivable from holders of the preferred stock	—	(1,162)	—	—	(1,162)
Distributions paid to Pre-IPO LLC Members	—	—	—	(394)	(394)
Balance at December 31, 2022	$(313)	$(1,162)	$(954)	$(1,387)	$(3,816)

	As Corrected

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2021	$—	$(10,600)	$(644,072)	$443,713	$(210,955)
Net income (loss)	—	—	1,215	(114)	1,101
Conversion of Class B shares to Class A shares	510,069	—	—	(510,069)	—
Receivable from holders of the preferred stock	—	(1,162)	—	—	(1,162)
Distributions paid to Pre-IPO LLC Members	—	—	—	(394)	(394)
Balance at December 31, 2022	$504,873	$(17,531)	$(642,857)	$(54,671)	$(211,878)

Consolidated Statement of Cash Flows	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income (loss)	$2,875	$(1,774)	$1,101
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,720)	537	(12,183)
Inventories	(3,936)	(429)	(4,365)
Prepaid expenses and other current assets	(1,023)	394	(629)
Operating lease liabilities	(2,496)	36	(2,460)
Accrued expenses	(5,008)	1,230	(3,778)
Deferred revenue	18,223	400	18,623
Net cash provided by operating activities	51,670	394	52,064
Cash flows from financing activities:
Distributions paid to Pre-IPO LLC Members	—	(394)	(394)
Net cash used in financing activities	(21,007)	(394)	(21,401)

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Supplemental cash flow information:
Receivable from holders of the preferred stock	—	1,162	1,162

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 3 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands, and guarantee of standby letter of credit (See Note 18). The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $16,063 and $9,333 at December 31, 2024 and 2023, respectively.

Concentration of credit risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2024 and 2023, the Company had total cash, cash equivalents and restricted cash of $28,836 and $34,359, respectively, on deposit with high-credit quality financial institutions that exceeded federally insured limits. The Company has not experienced any loss as a result of these or previous similar deposits. In addition, the Company closely monitors the extension of credit to its franchisees while maintaining allowances for potential credit losses.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable, other receivables and notes receivable allowance for credit losses:

	Accounts receivable	Other receivables	Notes receivable	Total
Balance at January 1, 2022	$2,193	$429	$2,139	$4,761
Bad debt expense (recovery) recognized during the year	(705)	(429)	422	(712)
Write-off of uncollectible amounts	(623)	—	(1,842)	(2,465)
Balance at December 31, 2022	$865	$—	$719	$1,584
Bad debt expense recognized during the year	914	—	1,536	2,450
Write-off of uncollectible amounts	(426)	—	(71)	(497)
Balance at December 31, 2023	$1,353	$—	$2,184	$3,537
Bad debt expense recognized during the year	2,888	—	214	3,102
Write-off of uncollectible amounts	(1,731)	—	(2,193)	(3,924)
Balance at December 31, 2024	$2,510	$—	$205	$2,715

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

The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal. Costs for repairs and maintenance are expensed as incurred. Repairs and maintenance costs for the years ended December 31, 2024, 2023 and 2022 were insignificant.

Leases – The Company leases office space, company-owned transition studio, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The exercise of lease renewal options is at the Company's sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and lease payment obligation, respectively. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily determinable, the Company uses the rate implicit in the lease contract in determining the present value of lease payments. If the implicit rate is not provided, the Company uses its incremental borrowing rate based on information available at the lease commencement date, including the lease term. The operating lease ROU asset also includes any lease payments made, if applicable, and excludes lease incentives. The Company lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that the Company will exercise those options and therefore, the Company utilized the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all leases. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company applied the practical expedient as an accounting policy for classes of underlying assets that have fixed payments for non-lease components, to not separate non-lease components from lease components and instead to account for them together as a single lease component, which increases the amount of lease assets and corresponding liabilities. Non-lease components primarily include payments for common area maintenance.

Goodwill and indefinite-lived intangible assets – Indefinite-lived intangible assets consist of goodwill and certain trademarks.

Goodwill – The Company tests for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company’s reporting units are the brand names under which it sells franchises. The annual impairment test is performed as of the first day of the Company’s fourth quarter. When evaluating goodwill for impairment, the Company may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of its reporting units exceeds their carrying amounts, the Company performs a quantitative assessment and calculates the estimated fair value of the respective reporting unit. The Company generally determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. During the year ended December 31, 2024, the Company determined that the CycleBar, Rumble and BFT reporting units had indicators of impairment based on qualitative assessments. As a result, the Company performed quantitative assessments and recognized impairment losses to write-off the goodwill associated with the CycleBar, Rumble and BFT reporting units. During the year ended December 31, 2023, the Company determined that the Stride and Row House reporting units had indicators of impairment based on a qualitative assessment and performed a quantitative assessment. As a result, the Company recognized an impairment loss to write-off the goodwill associated with the Stride and Row House reporting units. Additionally, the Company recorded a goodwill impairment related to the assets held for sale classification of the Rumble Held for Sale Studios, as defined below in Note 4. During the year ended December 31, 2022, the Company recognized an impairment loss to write-off the goodwill associated with the AKT reporting unit. For further discussion related to goodwill impairments, see Note 8.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Trademarks – The Company tests for impairment of trademarks with an indefinite life annually or sooner whenever events or circumstances indicate that trademarks might be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. The Company determines the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, the Company impairs the trademarks to their fair value. Trademark impairment of $251 was recorded for the year ended December 31, 2024. There were no trademark impairments for the years ended December 31, 2023 and 2022.

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

Definite-lived intangible asset impairments of $15,244, $8,936 and $280 were recorded for the years ended December 31, 2024, 2023 and 2022, respectively. Definite-lived intangible asset impairments during the year ended December 31, 2024, related to a) franchise agreements of the CycleBar and BFT reporting units and b) deferred video production costs and web design and domain intangible assets related to the AKT reporting unit. Definite-lived intangible asset impairments during the year ended December 31, 2023, related to a) trademark and franchise agreements of the Stride and Row House reporting units, b) intangible assets related to franchise agreements, net of reacquired franchise rights, in connection with the acquisition of 14 Rumble studios as discussed below in Note 4, and c) impairment related to reacquired franchise rights in connection with the Rumble Held for Sale Studios, as defined and discussed further in Note 4. Definite-lived intangible asset impairments during the year ended December 31, 2022, related to trademark and franchise agreements of the AKT reporting unit. For further discussion related to definite-lived intangible asset impairments, see Note 8.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company may enter into an area development agreement with certain franchisees. Area development agreements are for a territory in which a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The related territory is unavailable to any other party and is no longer marketed to future franchisees by the Company. Depending on the number of studios purchased under franchise agreements or area development agreements, the initial franchise fee ranges from $60 (single studio) to $350 (ten studios) and is paid to the Company when a franchisee signs the franchise agreement or the area development agreement. Area development fees are initially recorded as deferred revenue. The development fees are allocated to the number of studios purchased under the development agreement. The revenue is recognized on a straight-line basis over the franchise life for each studio under the development agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee.

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

Technology fees – The Company may provide access to third-party or other proprietary technology solutions to the franchisees for a fee. The technology solution may include various software licenses for statistical tracking, scheduling, allowing club members to record their personal workout statistics, music and technology support. The Company bills and recognizes the technology fee as earned each month as the service is performed and access is provided.

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

The Company also offers coach training and final coach certification through online classes. Fees received by the Company for online class training are recognized as revenue over time for the 12-month period that the Company is obligated to provide access to online training content.

Franchise marketing fund revenue – Franchisees are required to pay marketing fees of 2% of their gross sales. The marketing fees are collected by the Company on a monthly basis and are to be used for the advertising, marketing, market research, product development, public relations programs and materials deemed appropriate to benefit brands. The Company’s promise to provide the marketing services funded through the marketing fund is considered a component of the Company’s performance obligation to grant the franchise license. The Company bills and recognizes marketing fund fees as revenue each month as gross sales occur. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue.

Equipment and merchandise revenue – The following revenues are generated as a result of transactions with or related to the Company’s franchisees.

Equipment revenue – The Company sells authorized equipment to franchisees to be used in the franchised studios. Franchisees generally prepay for equipment, and in that circumstance, the revenue is deferred until delivery and installation. Equipment revenue is recognized when control of the equipment is transferred to the franchisee, which is at the point in time when delivery and installation of the equipment at the studio is complete.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Merchandise revenue – The Company sells wholesale branded and non-branded merchandise to franchisees for retail sales to customers at studios. For wholesale merchandise sales, the performance obligation is satisfied at the point in time of delivery of the ordered merchandise to the franchisee. For such wholesale merchandise sales, the Company is the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company records wholesale merchandise revenue and related costs upon delivery on a gross basis. Customers have the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2024, 2023 and 2022.

Franchisees also have the ability to purchase certain merchandise directly from approved suppliers, which is delivered to the franchisees via drop shipments. The Company earns a commission to facilitate the transaction between the franchisee and the supplier. For such supplier merchandise sales, the Company is the agent in the transaction, facilitating the transaction between the franchisee and the supplier, as the Company does not obtain control of the merchandise during the order fulfillment process. The Company records supplier merchandise commissions revenue at the time of shipment.

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

Advertising costs – Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2024, 2023 and 2022, the Company had approximately $5,324, $9,246 and $7,685, respectively, of advertising costs, including amounts spent in excess of marketing fund revenue.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Selling, general and administrative expenses – The Company’s selling, general and administrative (“SG&A”) expenses primarily consist of salaries and wages, sales and marketing expenses, professional and legal fees, occupancy expenses, management fees, travel expenses, conference expenses and restructuring costs.

Marketing fund expenses – Marketing fund expenses are recognized as incurred, and any marketing fund expenditures in excess of marketing fund revenue are presented as SG&A expenses in the consolidated statements of operations.

Acquisition and transaction expenses (income) – Acquisition and transaction expenses (income) include costs directly related to the acquisition of businesses, which include expenditures for advisory, legal, valuation, accounting and similar services, in addition to amounts recorded for changes in contingent consideration (see Note 18).

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

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses, notes payable, and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities, proximity of issuance to the balance sheet date or variable interest rate.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, in loss periods related amounts are excluded from the computation of diluted earnings per share of Class A common stock because the effect would be anti-dilutive under the if-converted and two-class methods. For further discussion, see Note 16.

Restructuring charges – Restructuring charges consist primarily of loss on lease terminations and sale or disposal of assets, impairment and accelerated amortization of right-of-use assets, contract termination and other associated costs, and other restructuring charges. Impairment of right-of-use assets and lease termination costs directly related to our active restructuring plan are expensed in accordance with ASC Topic 842, Leases. Other restructuring charges are accounted for under ASC Topic 420, Exit or Disposal Cost Obligations and are either deferred or expensed as incurred based on the nature of the expense. For further discussion of restructuring charges, see Note 19.

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

Recently adopted accounting pronouncements

Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The adoption of this accounting standard did not have an impact on the Company's consolidated financial statements. See Note 20 for additional information.

Recently issued accounting pronouncements

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Income Statement Expense Disclosures – In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated information about specified categories of expenses included in certain captions presented on the face of the income statement including purchases of inventory, employee compensation, depreciation, amortization, and depletion. ASU 2024-03 is effective for public entities with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Supplemental balance sheet information

	December 31,	December 31,
	2024	2023
		(As Corrected)
Prepaid expenses and other current assets
Prepaid expenses and other	$2,210	$3,051
Tax receivables	2,659	2,542
Total prepaid expenses and other current assets	$4,869	$5,593

Accrued expenses
Accrued compensation	$1,914	$4,798
Contingent consideration from acquisitions, current portion	581	1,564
Sales tax accruals	1,197	1,642
Legal accruals	13,835	1,670
Other accruals	13,796	10,201
Total accrued expenses	$31,323	$19,875

Other current liabilities
Lease liabilities, short-term	$5,276	$9,429
Promissory note	3,350	3,345
Tax receivable agreement liability, current portion	2,090	2,892
Gift card liability	5,809	4,185
Other current liabilities	1,719	4,321
Total other current liabilities	$18,244	$24,172

Note 4 – Acquisitions and Dispositions

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

During the years ended December 31, 2024, 2023 and 2022, the Company refranchised operations at 10, 79, and 21 company-owned transition studios, respectively, received proceeds of $0, $60, and $0 respectively, and recorded a net loss of $122, $635, and $0 on disposal of the studio assets, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company also ceased operations at 11, 22, and 0 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 19 for further discussion of the Company's restructuring plan.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the years ended December 31, 2024, 2023 and 2022, the Company did not record any impairment charges related to studio assets. See Note 10 for discussion of impairment charges related to right-of-use assets.

Xponential Procurement Services Acquisition – On December 29, 2023, the Company entered into a Membership Interest Purchase Agreement whereby the Company acquired 100% of the membership rights in Xponential Procurement Services, LLC (“XPS”) from the XPS seller. The aggregate purchase consideration for the acquisition was $9,030. The purchase price consisted of cash consideration of $2,567 and a promissory note with a fair value of $6,463 payable in two equal installments due on July 1, 2024 and July 1, 2025. The Company paid the first installment of the promissory note during the three months ended September 30, 2024. The remaining portion of the promissory note is included in other current liabilities in the Company’s consolidated balance sheet as of December 31, 2024.

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

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date based on the purchase price allocation:

Amount
Inventory	$237
Property and equipment	10
Goodwill	7,607
Intellectual property	671
Other intangible assets	560
Total assets acquired	9,085
Accounts payable and accrued expenses	55
Net assets acquired	$9,030

The goodwill recognized in this acquisition was attributable to the synergies that the Company expects to achieve and was allocated to existing reporting units. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible.

BodyFit trademark – In the quarter ended June 30, 2022, the Company entered into a trademark acquisition agreement with Vitalize, LLC dba Bodybuilding.com (the “Seller”) whereby the Company acquired all rights, titles, and interests in and to the BodyFit trademark in the United States. The acquisition was recorded as an asset acquisition. The aggregate purchase consideration for the acquisition was $10,300. The purchase price consisted of $5,500 of cash consideration and $4,800 of noncash consideration, which was recorded as a contract liability. The noncash consideration relates to signing of a brand fee agreement (as defined in Note 5) where the Seller has access to the Company's franchisees to sell its products to franchisees over the term of the agreement. The fair value of the trademark was determined using the relief from royalty method and is considered to have a 10-year life. The fair value of the contract liability was determined using the total fair value of the asset acquired reduced by the amount of cash consideration provided, which is a Level 3 measurement. The trademark acquisition agreement is subject to termination due to a third-party right of first refusal. The likelihood of exercise of the right of first refusal was considered remote as of December 31, 2024.

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

During the years ended December 31, 2024, 2023 and 2022, the Company incurred $528, $469 and $0, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the consolidated statements of operations.

Pro forma financial information and revenue from the date of acquisition have not been provided for these acquisitions as they are not material either individually or in the aggregate.

Divestiture of Stride brand – On February 13, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. The buyer of the Stride brand is a former member of management and shareholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the 12-month period following divestiture. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a gain on divestiture of $61, which was included within selling, general and administrative expenses in the consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Divestiture of Row House brand – On May 20, 2024, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company received no consideration from the divestiture of the Row House brand. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a loss on divestiture of $922, which was included within selling, general and administrative expenses in the consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Wind down of AKT brand franchise operations – During the three months ended September 30, 2024, the Company announced the wind down of AKT franchise operations. As part of the wind down, the Company began terminating franchise agreements with existing AKT studios and signed a licensing agreement with a former franchisee for no consideration received. As a result of the ongoing wind down of the AKT brand, the Company recognized net charges of $1,136 for impairment of intangible assets, inventory write-downs, and other charges during the year ended December 31, 2024. The wind down of the AKT brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Note 5 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise development fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise development and brand fee contract liabilities for the years ended December 31, 2024, 2023 and 2022. Other deferred revenue amounts of $15,248 and $22,410 for the years ended December 31, 2024 and 2023, respectively, are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at January 1, 2022	$100,653	$5,980	$106,633
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(20,631)	(3,445)	(24,076)
Deferred revenue recorded as settlement in purchase accounting	(395)	—	(395)
Increase, excluding amounts recognized as revenue during the year	36,617	4,106	40,723
Balance at December 31, 2022	116,244	6,641	122,885
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(16,435)	(4,250)	(20,685)
Deferred revenue recorded as settlement in purchase accounting	(1,278)	—	(1,278)
Increase, excluding amounts recognized as revenue during the year	28,631	149	28,780
Balance at December 31, 2023	127,162	2,540	129,702
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(24,121)	(1,713)	(25,834)
Decrease in deferred revenue due to divestiture	(1,281)	—	(1,281)
Increase, excluding amounts recognized as revenue during the period	13,919	93	14,012
Balance at December 31, 2024	$115,679	$920	$116,599
(1)
Includes revenue recognized as a result of terminations of $12,285, $6,147, and $10,362 for the years ended December 31, 2024, 2023 and 2022, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2024. The expected future recognition period for deferred franchise development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
2025	$10,725	$506	$11,231
2026	10,939	414	11,353
2027	11,610	—	11,610
2028	12,101	—	12,101
2029	11,648	—	11,648
Thereafter	58,656	—	58,656
	$115,679	$920	$116,599

The following table reflects the components of deferred revenue:

	December 31,	December 31,
	2024	2023
Franchise and area development fees	$115,679	$127,162
Brand fees	920	2,540
Equipment and other	15,248	22,410
Total deferred revenue	131,847	152,112
Non-current portion of deferred revenue	105,935	117,305
Current portion of deferred revenue	$25,912	$34,807

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the consolidated statements of operations. At December 31, 2024 and 2023, there were approximately $3,940 and $4,126 of current deferred costs and approximately $39,684 and $46,221 in non-current deferred costs, respectively. The Company recognized approximately $11,040, $7,327 and $11,049 in franchise sales commission expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6 – Notes Receivable

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

The Company has also previously provided loans for the establishment of new or transferred franchise studios to various franchisees. These loans have terms of up to ten years and bear interest at a stated fixed rate ranging from 0% to 15% or variable rates based on LIBOR plus a specified margin. The Company accrues interest as an addition to the principal balance as the interest is earned. Activity related to these loans is presented within investing activities in the consolidated statements of cash flows.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

At December 31, 2024 and 2023, the principal balance of the notes receivable was approximately $537 and $3,189, respectively. The Company evaluates loans for collectability upon issuance of the loan and records interest only if the loan is deemed collectable. To the extent a loan becomes past due, the Company ceases the recording of interest in the period that a reserve on the loan is established. On a periodic basis, the Company evaluates its notes receivable balance and establishes an allowance for doubtful accounts, based on a number of factors, including evidence of the franchisee’s ability to comply with the terms of the notes, economic conditions and historical collections. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Note 7 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture and equipment	$4,046	$4,258
Computers and software	19,679	20,231
Vehicles	285	635
Leasehold improvements	7,344	7,434
Construction in progress	2,318	2,505
Less: accumulated depreciation	(19,021)	(15,561)
Total property and equipment	$14,651	$19,502

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $6,067, $5,560 and $3,931, respectively.

During the year ended December 31, 2024, the Company recorded an impairment of $2,237 primarily related to a software asset for which the Company no longer had established cash flows to support continued recognition of such asset. The Company recorded an impairment of $985 for the year ended December 31, 2023 primarily related to leasehold improvements of the Rumble Held for Sale Studios. No impairment of property and equipment was recorded for the year ended December 31, 2022. Property and equipment impairment expenses are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

Note 8 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist.

The following table summarizes goodwill activity:

Balance at December 31, 2022	$165,697
Acquisitions - XPS and Rumble studios	11,741
Impairments	(6,737)
Balance at December 31, 2023	170,701
Acquisition - Lindora	2,346
Impairment	(37,807)
Balance at December 31, 2024	$135,240

Cumulative goodwill impairment was $47,920 and $10,113 at December 31, 2024 and 2023, respectively. The impairment charges are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

Subsequent to the performance of the Company’s annual impairment test, broader triggering events were identified that indicated that the carrying value of several of our reporting units exceeded their value. See discussions below for the BFT, Rumble, CycleBar, and Pure Barre reporting units.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the quarter ended December 31, 2024, the Company incurred goodwill impairment charges of $26,896, primarily related to the BFT and Rumble reporting units. The Company determined it was necessary to re-evaluate goodwill of the BFT and Rumble reporting units for impairment due to indicators of potential impairment including the signing of an Amended Master Franchise Agreement on December 31, 2024, for the BFT reporting unit and a decline in forecasted and actual cash flows for both the BFT and the Rumble reporting units. Therefore, the Company performed a quantitative assessment of the fair values of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying values of the BFT and Rumble reporting units exceeded their fair values, resulting in a goodwill impairment of $16,387 and $10,283, respectively, and $5,105 of goodwill remaining for the BFT reporting unit and no goodwill remaining for the Rumble reporting unit. The fair values of the reporting units were determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 11.0% to 22.0%, at a weighted average cost of capital (discount rate) of 22.0% for the BFT reporting unit and revenue and expense long-term growth assumptions ranging from 6.0% to 12.0%, at a weighted average cost of capital (discount rate) of 19.0% for the Rumble reporting unit. As this was a partial impairment for the BFT reporting unit, the goodwill for BFT is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

The Company also determined that the carrying value of the trademark intangible asset related to the CycleBar reporting unit was in excess of its fair value and recognized an impairment loss of $251 during the quarter ended December 31, 2024. As this was a partial impairment, the trademark intangible asset, which was $9,649 as of December 31, 2024, is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

In connection with the wind down of the AKT brand, as discussed in Note 4, the Company determined that the deferred video production costs and web design and domain intangible assets related to AKT were impaired and recognized an impairment loss of $179 during the quarter ended September 30, 2024.

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

At December 31, 2024, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

As discussed in Note 4, the Company determined that the Rumble Held for Sale Studios were considered assets held for sale as of December 31, 2023. Accordingly, based on a relative fair value allocation, the Company reclassified $2,568 of goodwill related to the Company’s Rumble brand to assets held for sale. Based on the net sales proceeds from the Rumble Held for Sale Studios transaction the Company immediately recorded an impairment of the goodwill reclassified to assets held for sale in the amount of $2,568.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the quarter ended September 30, 2023, the Company determined it was necessary to re-evaluate goodwill of the Stride and Row House reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair values of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying values of the Stride and Row House reporting units exceeded their fair values, resulting in a goodwill impairment of $3,469 and $700, respectively, resulting in no goodwill remaining for the Stride and Row House reporting units. The fair values of the reporting units were determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 8.0% to 43.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the franchise agreements intangible assets, trademarks and deferred video production costs intangible assets related to Stride and Row House were also impaired and recognized an aggregate impairment loss of $230 for the franchise agreements, an aggregate impairment loss of $180 for the trademarks and an aggregate impairment loss of $83 for the deferred video production intangibles assets in the third quarter of 2023. The impairment charges are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

During the third quarter of 2022, the Company determined it was necessary to re-evaluate goodwill of the AKT reporting unit for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the AKT reporting unit exceeded its fair value, resulting in a goodwill impairment of $3,376. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 2.0% to 5.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the trademark and franchise agreements intangible assets related to the AKT reporting unit were also impaired and recognized an impairment loss of $280 in the third quarter of 2022. The impairment charge is included within impairment of goodwill and other assets in the Company's consolidated statements of operations. There were no further impairment charges recognized on the Company's intangible assets for the remainder of 2022.

Intangible assets consisted of the following:

		December 31, 2024			December 31, 2023
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(6,828)	$16,582	$20,710	$(4,487)	$16,223
Franchise agreements	7.5 – 10	31,800	(22,210)	9,590	57,700	(29,990)	27,710
Reacquired franchise rights	6.2	—	—	—	137	(13)	124
Intellectual property	5	670	(134)	536	735	(38)	697
Web design and domain	3 – 10	413	(380)	33	365	(269)	96
Deferred video production costs	3	6,102	(4,255)	1,847	5,611	(3,563)	2,048
Other intangible assets	1	560	(560)	—	560	—	560
Total definite-lived intangible assets		62,955	(34,367)	28,588	85,818	(38,360)	47,458
Indefinite-lived intangible assets:
Trademarks	N/A	72,356	—	72,356	72,607	—	72,607
Total intangible assets		$135,311	$(34,367)	$100,944	$158,425	$(38,360)	$120,065

Amortization expense for the years ended December 31, 2024, 2023 and 2022, was $11,646, $11,323 and $11,384, respectively.

During the quarter ended December 31, 2024, the Company determined that the carrying values of the franchise agreements intangible assets related to BFT were in excess of their fair values and recognized an impairment loss of $13,884 during the quarter ended December 31, 2024. As this was a partial impairment, the franchise agreements intangible assets are considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

During the year ended December 31, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios and a write down of reacquired franchise rights in the amount of $1,205 in connection with the Rumble Held for Sale Studios, as discussed in Note 4, which are included within impairment of goodwill and other assets.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The anticipated future amortization expense of intangible assets is as follows:

Amount
2025	$7,505
2026	5,010
2027	3,475
2028	3,128
2029	2,856
Thereafter	6,614
Total	$28,588

Note 9 – Debt

On April 19, 2021, the Company entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a $212,000 senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and, together, the “Term Loans”). The Company’s obligations under the Credit Agreement are guaranteed by XPO Holdings and certain of the Company’s material subsidiaries and are secured by substantially all of the assets of XPO Holdings and certain of the Company’s material subsidiaries.

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (11.15% at December 31, 2024).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. As of December 31, 2024, the Company was in compliance with these covenants.

Additionally, on March 10, 2025 the Company obtained a waiver related to EBITDA levels as the Credit Agreement did not currently contain active exceptions for non-recurring legal expenses. The waiver provides for exceptions for certain non-recurring legal expenses at different levels through March 31, 2026.

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

On February 13, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides for, among other things, additional term loans in an aggregate principal amount of approximately $38,701, with an original issue discount of $4,059, (the “Sixth Amendment Incremental Term Loans”). The original issue discount was paid-in-kind by increasing the principal amount of the Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38,701 in existing term loans under the Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1,287, (ii) included a prepayment premium on the Sixth Amendment Incremental Term Loans and (iii) extended the maturity date for all outstanding term loans under the Credit Agreement to March 15, 2026.

In connection with the Sixth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans of $23 and wrote off original issue discount of $452 related to the repayment of a portion of the Term Loans, which were included in interest expense for the year ended December 31, 2024.

On August 23, 2024, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment provides for, among other things, (i) additional term loans in an aggregate principal amount of $25,000, with an original issue discount of $750, (the “Seventh Amendment Incremental Term Loans”), (ii) an increased amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Seventh Amendment Incremental Term Loans) commencing on September 30, 2024 to $1,349 and (iii) a prepayment premium on the Seventh Amendment Incremental Term Loans. The proceeds of the Seventh Amendment will be used for general corporate purposes, including working capital, lease liabilities, and legal expenses arising from regulatory matters.

The Company incurred debt issuance costs of $318, $411 and $55 for the years ended December 31, 2024, 2023 and 2022, respectively. Debt issuance cost amortization and write off amounted to $238, $463 and $126 for the years ended December 31, 2024, 2023 and 2022, respectively. Unamortized debt issuance costs as of December 31, 2024 and 2023, were $297 and $218, respectively, and are presented as a reduction to long-term debt in the consolidated balance sheets. Unamortized original issue discount as of December 31, 2024 and 2023, was $4,967 and $4,279, respectively, and is presented as a reduction to long-term debt in the consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of December 31, 2024 were as follows:

Amount
2025	$5,397
2026	347,006
Total	$352,403

The carrying value of the Company’s long-term debt approximated fair value as of December 31, 2024 and 2023, due to the variable interest rate, which is a Level 2 input.

Note 10 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

ROU assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. During the year ended December 31, 2024, the Company recognized ROU asset impairment charges of $7,012, related to studio exits in conjunction with its restructuring plan. During the year ended December 31, 2023, the Company recognized ROU asset impairment charges of $92, related to studio exits in conjunction with its restructuring plan. The impairment charges were recorded within impairment of goodwill and other assets in the consolidated statements of operations. There were no ROU asset impairment charges during the year ended December 31, 2022.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	December 31, 2024	December 31, 2023
ROU assets, net (1)	Right-of-use assets	$24,036	$73,501
Lease liabilities, short-term	Other current liabilities	$5,276	$9,429
Lease liabilities, long-term	Lease liability	$23,858	$71,975

(1)
As of December 31, 2024, includes impact of impairment charges of $7,012 related to the restructuring plan. See Note 19 for additional information.

The following tables present the components of lease expense:

	Years ended December 31,
	2024	2023
Operating lease costs	$10,905	$21,260
Variable lease costs	882	1,699
Total	$11,787	$22,959

	Year ended December 31, 2022
	Related-party lease	Third-party leases	Total
Operating lease costs	$239	$5,063	$5,302
Variable lease costs	—	856	856
Short-term lease costs	—	108	108
Total	$239	$6,027	$6,266

The following table presents the supplemental cash flow information related to operating leases:

	Years ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,454	$14,641	$5,078
Lease liabilities arising from new ROU assets	$116	$70,455	$23,593

The following table presents other information related to leases:

	Years ended December 31,
	2024	2023	2022
Weighted average remaining lease term (years)	4.7	6.7	7.4
Weighted average discount rate	8.8%	8.5%	9.0%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Maturities of lease liabilities as of December 31, 2024 are summarized as follows:

Amount
2025	$8,021
2026	7,555
2027	6,932
2028	4,593
2029	3,841
Thereafter	6,460
Total future lease payments	37,402
Less: imputed interest	8,268
Total	$29,134

Note 11 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the years ended December 31, 2024 and 2023, the Company recorded $1,465 and $1,270 of interest in kind, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the year ended December 31, 2023, the Company received $8,062 in cash as partial payment for the receivable from shareholder.

In September 2019, the Company entered into a five-year building lease agreement, expiring August 31, 2024, with Von Karman Production LLC, which is owned by the Company’s former Chief Executive Officer. Pursuant to the lease, the Company was obligated to pay monthly rent of $25 for the initial twelve months of the lease term with subsequent 3% annual rent increases. During the years ended December 31, 2024, 2023 and 2022, the Company recorded expense related to this lease of $0, $0 and $239, respectively. In September 2022, the Company's former Chief Executive Officer sold the building to an unaffiliated third party. The Company entered into a building lease agreement with the new owner.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of December 31, 2024, the former owner of Row House borrowed $480, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 112 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 79 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $10,651 and $6,389 during the years ended December 31, 2024 and 2023, respectively, from studios owned by Spartan Fitness.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company earned revenues and had accounts receivable from a franchisee comprised of a former member of the Company's senior management together with a current employee of the Company. The former member of the Company's senior management resigned from the Company effective November 4, 2024 and the amounts disclosed below for 2024 are for the period prior to the related party relationship ending. The former member’s spouse is currently an employee of the Company. Revenues from this affiliate, consisting of franchise revenue, marketing fund revenue and merchandise revenue, were $239, $506 and $577 for the years ended December 31, 2024, 2023 and 2022, respectively. Included in accounts receivable as of December 31, 2024 and 2023, is $0 and $2, respectively, for such sales. The Company provided $1,189 and $120 of studio support during the years ended December 31, 2024 and 2023, respectively, to this franchisee. Studio support to this franchisee included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to this franchisee in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries and bonuses.

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

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and former board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of TRA payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during the year ended December 31, 2024, which is included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Note 12 – Redeemable Convertible Preferred Stock

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of December 31, 2024.

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

At December 31, 2024 and 2023, the Company recognized the preferred maximum redemption value of $116,810 and $114,660, respectively, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at December 31, 2024 and December 31, 2023). The recording of the preferred maximum redemption value was treated as deemed contribution (dividend), which was included in the calculation of earnings (loss) per share and resulted in a net increase (decrease) of $0 and $49,970 to additional paid-in capital during the years ended December 31, 2024 and 2023, respectively.

Note 13 – Stockholder's Equity (Deficit)

Common stock – In February 2023, the Company entered into an underwriting agreement with certain existing stockholders, affiliates of H&W Investco and our former Chief Executive Officer (collectively the “Selling Stockholders”) and certain underwriters named therein, pursuant to which the Selling Stockholders sold an aggregate of 5,000 shares of Class A common stock in a secondary public offering at a public offering price of $24.50 per share. All of the shares sold in this offering were offered by the Selling Stockholders. In addition, the Selling Stockholders granted the underwriters a 30-day option to purchase up to an additional 750 shares of the Company's Class A common stock, which was fully exercised on February 15, 2023. The shares sold in the offering consisted of (i) 2,276 existing shares of Class A common stock and (ii) 3,474 newly-issued shares of Class A common stock issued in connection with the exchange of LLC units held by the Selling Stockholders. Simultaneously, 3,474 shares of Class B common stock were surrendered by the Selling Stockholders and canceled. The Company did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. Additionally, during the years ended December 31, 2024 and 2023, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,828 and 1,620 shares of Class A common stock on a one-for-one basis, respectively.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of December 31, 2024:

Owner	Units Owned	Ownership percentage
XPO Inc.	33,660	69.5%
Noncontrolling interests	14,739	30.5%
Total	48,399	100.0%

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

Note 14 – Equity Compensation

Profit interest units – Under the pre-IPO plan, the Parent granted profit interest units to certain key employees of the Company and its subsidiaries. Subsequent to the IPO, the profit interest units converted to Class B shares. Stock-based compensation related to profit interest units increases noncontrolling interests.

The fair value of the time-based grants was recognized as compensation expense over the vesting period (generally four years) and was calculated using a Black-Scholes option-pricing model. At December 31, 2024, there were no profit interest units outstanding as the last of these profit interest units vested in August 2024.

The following table summarizes activity for profit interest units for the year ended December 31, 2024:

Number of units
Outstanding at December 31, 2023	1
Vested	(1)
Outstanding at December 31, 2024	—

Liability classified restricted stock units – In November 2021, the Company granted RSU awards with performance conditions of meeting certain EBITDA targets through the year ending December 31, 2024. The awards were granted with fixed dollar valuation and the number of shares granted depends on the trading price at the closing date of the period in which the EBITDA target is met. As such, these awards are classified as a liability. Management performs a regular assessment to determine the likelihood of meeting the targets and adjusts the expense recognized if necessary. During the first quarter of 2023, the performance condition of an award with a total fixed dollar value of $2,250 was met and 101 units were earned and issued as shares. During the fourth quarter of 2023, the Company determined that it was no longer probable that the EBITDA targets will be achieved for the remaining RSU awards granted in November 2021. Accordingly, the Company reversed all previously recognized stock-based compensation expense related to these awards.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Equity classified restricted stock units – In June 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) under which the Company may grant options, restricted stock units and other equity-based awards. The number of shares available for issuance under the 2021 Plan shall not exceed in the aggregate the sum of (i) 5,746 shares of Class A common stock, (ii) the number of shares of Class A common stock issuable pursuant to awards previously granted under the First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC (“Pre-IPO Plan”) (taking into account any conversion of such outstanding Awards) and (iii) an additional number of shares of Class A common stock that shall become available on the first day of each fiscal year of the Company in an amount equal to the lesser of a) 511, b) 2% of the outstanding shares of Class A common stock on the last day of the immediately prior fiscal year or c) such number of shares of Class A common stock as determined by the board of directors in its discretion. As of December 31, 2024, there were 2,684 shares available for future grants under the 2021 Plan. As an accounting policy election, the Company recognizes forfeitures as they occur.

The following table summarizes aggregate activity for RSUs for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	1,587	$18.27
Issued	2,200	$13.18
Vested	(921)	$16.63
Forfeited, expired, or canceled	(729)	$16.76
Outstanding at December 31, 2024	2,137	$14.38

RSUs are valued at the Company’s closing stock price on the date of grant, and generally vest over a one- to four-year period. Compensation expense for restricted stock units is recognized on a straight-line basis. For the years ended December 31, 2024, 2023 and 2022, the weighted average grant-date fair value per share of RSUs granted was $13.18, $21.60 and $19.82, respectively. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $15,314, $17,858 and $6,635, respectively.

The Company grants performance-based RSUs, which are included in the RSUs described above, to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period which is typically three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. As of December 31, 2023, there were 110 performance-based RSUs outstanding. During the year ended December 31, 2024, 65 performance-based RSUs were earned and issued as shares and 58 performance-based RSUs were forfeited. During the year ended December 31, 2024, the Company granted 411 performance-based RSUs, of which 249 contained performance conditions and 162 contained market conditions, with weighted average grant-date fair values of $11.95 and $12.54, respectively. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. For other performance based awards, the fair value is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of December 31, 2024, the achievement of remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the periods presented were as follows:

Year ended December 31,
2024
Risk free interest rate	4.5%
Expected volatility	80.3%
Dividend yield	—%
Expected term (in years)	3.0

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2024	2023	2022
Selling, general and administrative	$15,466	$17,997	$29,044
Total stock-based compensation expense, before tax	15,466	17,997	29,044
Income tax benefit	-	1,049	445
Total stock-based compensation expense, after tax	$15,466	$16,948	$28,599

Income tax benefit (expense) relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At December 31, 2024, the Company had $22,112 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.10 years.

Included in the total compensation for RSUs described above, the Company recorded $625 of stock-based compensation for the year ended December 31, 2024, related to stock-based incentive bonuses that the Company plans to settle by issuing fully-vested restricted stock units to employees. The $625 recorded for the year ended December 31, 2024 is for certain key employees annual bonus and is expected to be settled during 2025.

During the second quarter of 2024, the Company reversed $689 of previously recognized stock-based compensation expense related to its companywide 2024 annual bonus plan as it was deemed no longer probable the Company would achieve certain performance metrics.

Note 15 – Income Taxes

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 69.5% economic interest in XPO Holdings.

The following table presents income (loss) before income taxes:

	Years Ended December 31,
	2024	2023	2022
U.S. income (loss) before income taxes	$(99,116)	$(5,503)	$1,609
Foreign income (loss) before income taxes	78	94	(20)
Income (loss) before income taxes	$(99,038)	$(5,409)	$1,589

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents the components of income tax expense (benefit):

	Years Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
Federal	$47	$359	$(142)
State	198	509	450
Foreign	1,075	123	224
Total current tax expense	1,320	991	532
Deferred tax expense (benefit):
Federal	(1,559)	30	(31)
State	(98)	8	(8)
Foreign	(5)	5	(5)
Total deferred tax expense (benefit)	(1,662)	43	(44)
Income tax expense	$(342)	$1,034	$488

The following table presents a reconciliation between the Company's effective tax rate and the applicable U.S. federal statutory income tax rate:

	Years Ended December 31,
	2024	2023	2022
Tax computed at federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	2.8%	8.8%	3.8%
Non-controlling interests	(4.3)%	(23.6)%	(56.4)%
Permanent items	(0.3)%	1.6%	—%
TRA liability	—%	(3.3)%	(7.6)%
Executive compensation	(0.1)%	(17.6)%	8.2%
Contingent consideration	(2.0)%	76.9%	97.0%
Foreign withholding tax	(0.6)%	—%	—%
State rate differential	(0.3)%	(22.2)%	48.2%
Other	—%	2.5%	11.3%
Valuation allowance	(15.9)%	(63.2)%	(94.8)%
Effective tax rate	0.3%	(19.1)%	30.7%

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The following table presents the components that comprise the Company's net deferred tax assets and liabilities:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Investment in partnership	$21,997	$29,832
Net operating losses	35,051	23,072
Tax receivable agreement	1,102	930
Interest expense	14,122	7,681
Deferred revenue	1,270	1,443
Other	3,396	242
Total deferred tax assets	76,938	63,200
Valuation allowance for deferred tax assets	(75,244)	(63,168)
Total deferred tax assets, net of valuation allowance	1,694	32
Deferred tax liabilities:
Property and equipment and intangible assets	(18)	(12)
Other	(14)	(20)
Total deferred tax liabilities	(32)	(32)
Net deferred tax assets (liabilities)	$1,662	$—

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

On the basis of this evaluation, as of December 31, 2024 and 2023, a valuation allowance of $75,244 and $63,168 has been applied against the Company's net deferred tax assets that are not more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company recorded a valuation allowance to equity at the IPO date against its deferred tax assets related to its investment in XPO Holdings of approximately $60,197.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $136,895 and $107,404, respectively. The federal net operating losses were generated after January 1, 2018, and therefore do not expire. Federal net operating losses generated after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017. The remaining state net operating loss carryforwards will begin to expire in 2033, unless previously utilized by the Company. As of December 31, 2024, the Company has foreign tax credits of $514 that begin to expire in 2032.

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

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2021 through 2024.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company did not have any unrecognized tax benefits as of December 31, 2024, and 2023. Accordingly, no interest and penalties related to unrecognized tax benefits were accrued on the consolidated balance sheets as of December 31, 2024 and 2023. Additionally, the Company did not recognize any income tax expense related to interest and penalties on uncertain tax positions in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $2,090 and $11 of the current and non-current portions of the TRA, respectively, $85,732 of the TRA liability was not recorded as of December 31, 2024. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 16 – Earnings (Loss) Per Share

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 16,034 shares, 17,026 shares and 22,146 shares for the years ended December 31, 2024, 2023 and 2022, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method.

The following table presents the calculation of basic and diluted earnings (loss) per share of Class A common stock:

	Years ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(98,696)	$(6,443)	$1,101
Less: net (income) loss attributable to noncontrolling interests	33,747	(14,133)	20,740
Less: dividends on preferred shares	(7,809)	(7,652)	(13,000)
Less: deemed contribution (dividend)	—	49,970	(31,185)
Add: deemed contribution from redemption of convertible preferred stock	—	12,679	—
Net income (loss) attributable to XPO Inc. - basic	(72,758)	34,421	(22,344)
Add: dividends on preferred shares	—	7,652	—
Less: deemed (contribution) dividend	—	(49,970)	—
Less: deemed contribution from redemption of convertible preferred stock	—	(12,679)	—
Net loss attributable to XPO Inc. - diluted	$(72,758)	$(20,576)	$(22,344)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	31,999	31,742	25,295
Effect of dilutive securities:
Convertible preferred stock	—	7,963	—
Weighted average shares of Class A common stock outstanding - diluted	31,999	39,705	25,295

Net earnings (loss) per share attributable to Class A common stock - basic	$(2.27)	$1.08	$(0.88)
Net loss per share attributable to Class A common stock - diluted	$(2.27)	$(0.52)	$(0.88)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,739	1,477	2,102
Conversion of Class B common stock to Class A common stock	14,664	16,491	21,572
Convertible preferred stock	8,112	—	13,889
Treasury share options	75	75	75
Rumble contingent shares	2,024	2,024	2,024
Profits interests, time vesting	—	1	14

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 17 – Employee Benefit Plan

The Company maintains the Xponential Fitness, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). Employees who have completed one month of service and have attained age 18 are eligible to participate in elective deferrals under the 401(k) Plan. Employees are eligible to participate for purposes of matching contributions upon completion of one year of service. On an annual basis, the Company will determine the formula for the discretionary matching contribution. In addition, the Company may make a discretionary nonelective contribution to the 401(k) Plan. During the years ended December 31, 2024, 2023 and 2022, the Company recorded expense for matching contributions to the 401(k) Plan of $634, $1,872 and $1,208, respectively. For the years ended December 31, 2023, and 2022, the expense includes matching contributions to correct the Company’s 401(k) Plan noncompliance with the non-discrimination provisions.

Note 18 – Contingencies and Litigation

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $14,717, which is included in accounts payable and accrued expenses in the consolidated balance sheet, as of December 31, 2024 and $1,670, which is included in accrued expenses in the consolidated balance sheet, as of December 31, 2023.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company has not recorded any provision for insurance reimbursement as of December 31, 2024.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On December 17, 2024, as a result of mediation, the Company and the plaintiffs agreed in principle to settle this matter. The parties are negotiating the settlement agreement, which is subject to court approval. The Company recorded an accrual in anticipation of this settlement, which is included in accrued expenses in the consolidated balance sheet as of December 31, 2024.

On February 28, 2024 , the landlord (the "New York Rumble Landlord") for a Rumble studio located in New York, New York (the "New York Studio") filed an Affidavit of Confession of Judgment with the Supreme Court of the State of New York, County of New York (the “Court”), against Rumble Fitness, LLC (the “Rumble Sellers”), in its capacity as the former tenant under the lease for the New York Studio (the "New York Lease"), for rent arrears; which filing was triggered by the Company's failure to pay rent. As the current tenant under the New York Lease, the Company had been negotiating a settlement with the New York Rumble Landlord to settle all rent arrears, future rent, and to terminate the New York Lease. On October 15, 2024, the Company entered into two settlement agreements with the New York Rumble Landlord pursuant to which the parties agreed to terminate the New York Lease and settle all amounts owed for rent arrears and future rent. The Company paid the settlement amounts during the quarter ended December 31, 2024 and no accrual associated with this matter remained in the condensed consolidated balance sheet as of December 31, 2024.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company intends to defend itself against this action and filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement complaint the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the Court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemented complaint. Defendants’ motion to dismiss the supplemented complaint is due April 15, 2025, and the Court has scheduled a motion to dismiss hearing for August 5, 2025. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the Court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which current and former franchisees consist of more than one individual, that it purported to represent in this matter, who purport to have been aggrieved by alleged misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs' counsel provided the Company with a list of approximately 50 additional current and former franchisees, certain of which current and former franchisees consist of more than one individual, that it purports to represent in this matter. No litigation has been commenced, and the Company intends to vigorously defend itself in this matter. The Company estimated a range of possible outcomes and accrued a liability at the low end of the estimated range, which is included in accrued expenses in the consolidated balance sheet. Amounts claimed are higher than the currently estimable low end of the range and while the Company believes the amount claimed is remote, it is possible material additional exposures could remain but are not reasonably possible to estimate.

On February 21, 2025, the Company received a complaint on behalf of a putative nationwide class alleging violations of the Telephone Consumer Protection Act. The Company is investigating the matter and intends to vigorously defend itself. Claims that the Company has violated the Telephone Consumer Protection Act could be costly to litigate, whether or not they have merit, and could expose the Company to substantial statutory damages or costly settlements. The Company is not able to determine the likelihood of an outcome or provide an estimate of any reasonably possible loss or range of possible loss related thereto. However, such losses, if incurred, could be material.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Government investigations – On December 5, 2023, the Company was contacted by the Securities and Exchange Commission (the “SEC”), requesting that the Company provide it with certain information and documents. The Company received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”). On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). The Company intends to cooperate fully with the SEC, USAO, FTC, and NYAG in these investigations, and the Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from these investigations. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of these investigations or estimate the range of any potential loss.

Other Regulatory Matters – On April 10, 2023, the Company received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to the Company's compliance with California’s Franchise Investment Law. On November 4, 2024, without admission of wrongdoing, the Company entered into a Consent Order with the DFPI to resolve the matter. As part of the Consent Order, the Company paid an immaterial administrative penalty and agreed to various compliance training.

In addition, the Company has received inquiries from other states, including the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the years ended December 31, 2024, 2023 and 2022, the Company recorded an increase of $9,426, a decrease of $19,811, and an increase of $7,340 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At December 31, 2024 and 2023, contingent consideration of $17,305 and $7,879, was recorded as contingent consideration from acquisitions in the consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $135, $164, and $646, during the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $(1,414), $878, and $(5,280), during the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded as acquisition and transaction expense (income). In addition, during the years ended December 31, 2024 and 2023, the Company paid $949 and $1,412 of contingent consideration, respectively. The Company paid the $949 during the year ended December 31, 2024 via an offset of contingent liability due to the Seller with an accounts receivable balance of $949 owed from the Seller as the Company determined that a right of offset existed as of December 31, 2024. At December 31, 2024 and 2023, contingent consideration of $124 and $1,564 was recorded as accrued expenses, respectively, and $0 and $787 was recorded as contingent consideration from acquisitions, respectively, in the consolidated balance sheets.

In addition, in connection with the October 2021 acquisition of BFT, the Company entered into a Master Franchise Agreement (“MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands on a global basis, excluding the United States and Canada. In exchange, the Company is entitled to receive certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the MFA. The MFA contained an option for the Company to repurchase the master franchise rights granted under the MFA at a purchase price based on the Master Franchisee’s EBITDA, which had been extended to 2025. If the Company (or a designee of the Company) did not exercise the option pursuant to the terms of the MFA, then the Company might have been required to pay a cancellation fee to the Master Franchisee. On December 31, 2024 the Company and the Master Franchisee entered into an Amended Master Franchise Agreement (“Amended MFA”) pursuant to which, among other things, the option for the Company to repurchase the master franchise rights has ended and the Company is no longer required to pay a cancellation fee to the Master Franchisee. As part of the Amended MFA, the Company agreed to pay the Master Franchisee a fee of $1,170, which is included in accrued expenses in the consolidated balance sheet as of December 31, 2024. The Amended MFA grants the Master Franchisee the master franchise rights for the BFTTM brands on a global basis, excluding the United States and Canada, for a ten year period expiring on December 31, 2034.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $90 during the year ended December 31, 2024, which was recorded as interest expense. The Company recorded a change to contingent consideration of $345 during the year ended December 31, 2024, which was recorded as acquisition and transaction expense. At December 31, 2024, contingent consideration of $457 and $424 was recorded as accrued expenses and contingent consideration from acquisitions, respectively, in the consolidated balance sheets.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of December 31, 2024 and 2023, a $150 and $536 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $3,617 and $2,755 as of December 31, 2024 and 2023, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2024 and 2023, a $2,034 and $0 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement.

Note 19 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however ultimate timing will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2025 totaling approximately $7,100 to $10,800, for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Years ended December 31,
	2024	2023
Impairment and accelerated amortization of right-of-use assets	$7,016	$6,113
Contract termination and other associated costs	2,397	4,102
Loss on lease terminations and sale or disposal of assets, net (1)	12,631	1,704
Other restructuring costs	7,554	2,048
Total restructuring charges, net	$29,598	$13,967
(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the year ended December 31, 2024 is net of, among other things, $4,057 for gains on lease terminations related to leases for which the Company had recognized accelerated right-of-use asset amortization.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The restructuring charges are recorded within the following financial statement captions on the Company’s consolidated statements of operations:

	Years ended December 31,
	2024	2023
Costs of product revenue	$113	$384
Selling, general and administrative expenses	22,469	13,491
Impairment of goodwill and other assets	7,016	92
Total restructuring charges, net	$29,598	$13,967

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the consolidated balance sheets:

Balance at December 31, 2023	$2,362
Charges incurred	31,150
Payments	(28,277)
Balance at December 31, 2024	$5,235

Note 20 – Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of making operating decisions, allocating resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one reportable and operating segment. The Company’s reportable segment is the Company’s franchise business of its health and wellness brands which require similar technology and operating strategies. The CODM evaluates the operating results through consolidated net income (loss). The CODM uses consolidated net income (loss) predominantly in the annual budget and forecasting process and to monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.

During the years ended December 31, 2024, 2023 and 2022, the Company generated $13,987, $13,361, and $12,249 of revenue outside of the United States, respectively, primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of December 31, 2024 and 2023, the Company did not have material assets located outside of the United States.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents the financial information for the Company’s one reportable and operating segment:

	Years ended December 31,
	2024	2023	2022
Total revenue, net	$320,346	$317,937	$243,199
Less:
Costs of product revenue	59,477	60,331	46,451
Costs of franchise and service revenue	21,806	15,985	18,447
Marketing and promotion	11,850	15,663	13,556
Salary and wages	43,132	55,400	36,415
Professional services (including legal and accounting)	53,837	29,642	27,960
Rent and occupancy	16,673	27,548	9,122
Marketing fund expense	26,673	22,683	17,290
Acquisition and transaction expenses (income)	8,886	(18,464)	2,438
Other segment items(1)	36,894	25,806	10,704
Equity-based compensation	15,466	17,997	29,044
Depreciation and amortization	17,713	16,883	15,315
Impairment of goodwill and other assets	62,551	16,750	3,656
Interest income	(1,824)	(1,611)	(1,805)
Interest expense	46,250	38,733	13,017
Income taxes	(342)	1,034	488
Segment net income (loss)	$(98,696)	$(6,443)	$1,101

(1)
Other segment items primarily include restructuring expenses of $14,915, $5,689 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively. Other segment items also include travel expenses, TRA expense, and other selling, general and administrative expenses.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated 2013 Framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Control Environment: Sufficiency of Accounting Resources

We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to our ability to: (i) demonstrate commitment to competence and (ii) enforce accountability. The Company did not maintain a sufficient complement of accounting and financial reporting personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) adequately identify potential risks: (ii) design and implement certain risk-mitigating internal controls; and (iii) consistently operate certain of our internal controls. The lack of sufficient appropriately skilled and trained personnel also contributed to deficiencies in establishing and maintaining policies and procedures, establishing and enforcing standards for appropriately evaluating goodwill and intangibles for impairment, capturing and accounting for new contracts and contract modifications, and establishing accountability for internal controls across the entire Company. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level.

Goodwill & Intangible Impairment Accounting

We have identified deficiencies in accounting controls over the assessment of goodwill and intangibles for impairment that resulted in material errors constituting material weaknesses, individually and in the aggregate, as we did not effectively operate internal controls over the review of the impairment assessments. The following factors contributed to the material weakness in goodwill and intangible impairment accounting:

•
The Company did not perform its goodwill and intangible assessment on a timely basis, or in the appropriate order under GAAP, resulting in changes to the impairment recorded. This was not detected by a timely review.
•
The Company’s impairment model did not apply the weighted average cost of capital rate appropriately to the reporting units, did not contemplate a market approach in its assessment of the reporting units, and contained math errors. A sufficiently detailed review was not performed to detect these errors.

Contracting Communication

We have identified deficiencies in accounting controls to capture the completeness of new and modified contracts. The Company did not design internal controls that required timely communication of contractual terms, agreements and modifications to accounting on a timely basis. Consequently, we did not always capture all relevant terms, conditions and contracts in our accounting evaluation for revenue and lease contracts.

This Annual Report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Remediation Plan and Status

We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•
We plan to perform a full review of our internal controls over financial reporting, including revisiting our risk assessment, reviewing existing processes and controls, and assignment of roles and responsibilities.
•
We have hired and plan to continue to hire additional qualified personnel, as well as plan to provide additional and regular training to process and control owners to ensure those involved in the internal control program demonstrate appropriate levels of knowledge and experience in accounting and internal control matters commensurate with the nature, growth and complexity of our business.
•
We will establish processes to enforce accountability and commitment to excellence across the organization.
•
We will establish processes and controls to ensure effective communication of significant contractual terms, agreements and modifications of contracts to accounting personnel for timely and appropriate accounting evaluation.

We anticipate time being required to complete the implementation and to assess and ensure the sustainability of these controls. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Item 9B. Other Information.

Insider trading arrangements and policies

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this Annual Report on Form 10-K.

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

(b) The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c) Not applicable.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333-257443	3.2	07/22/2021
3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333-257443	3.4	07/16/2021
3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.5	06/29/2021
3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.6	06/29/2021
4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333-257443	4.1	06/25/2021
4.2	Description of Securities.	10-K	000-40638	4.2	03/07/2022
10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333-257443	10.12	06/29/2021
10.2	Form of Registration Rights Agreement among Xponential Fitness, Inc. and the Investors named therein.	S-1	333-257443	10.15	06/25/2021
10.3	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333-257443	10.26	06/25/2021
10.4	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333-257443	10.1	06/25/2021
10.5	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333-257443	10.8	06/25/2021
10.6	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333-257443	10.13	07/16/2021
10.7	Form of Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-1/A	333-257443	10.16	07/16/2021
10.8	Form of Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-1/A	333-257443	10.17	07/16/2021
10.9	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award.+	S-1/A	333-257443	10.28	07/16/21
10.10	Employment Agreement dated as of July 1, 2021 by and between Xponential Fitness, LLC and Anthony Geisler.+	S-1/A	333-257443	10.18	7/16/2021

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333-257443	10.19	06/25/2021
10.12	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Sarah Luna.+	S-1	333-257443	10.22	6/25/2021
10.13	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and Ryan Junk.+	S-1	333-257443	10.21	6/25/2021
10.14	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333-257443	10.27	06/29/2021
10.15	First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC.	S-1	333-257443	10.23	06/25/2021
10.16	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.	10-Q	001-40638	10.1	05/13/2022
10.17	Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	10-Q	001-40638	10.1	11/10/2022
10.18	Fourth Amendment, dated as of January 9, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	03/06/2023
10.19	Underwriting Agreement, dated as of February 7, 2023, by and among the Company, Xponential Intermediate Holdings, LLC, BofA Securities, Inc., Jefferies LLC, as representatives of the several underwriters named in Schedule A thereto and the selling stockholders named in Schedule B thereto.	8-K	001-40638	1.1	02/10/2023
10.20	Waiver, dated as of June 30, 2023, by and among the Company and the MSD entities, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.2	08/7/2023
10.21	Waiver, dated as of June 30, 2023, by and among the Company and DE Shaw, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.3	08/7/2023
10.22	Fifth Amendment, dated as of August 3, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	11/8/2023
10.23	Confirmation—Issuer Forward Repurchase Transaction, between the Company and Bank of America, N.A., dated August 8, 2023.	8-K	001-40638	10.1	08/8/2023
10.24	Employment Agreement dated as of October 9, 2023 by and between Xponential Fitness, LLC and Andrew Hagopian. +	10-K	001-40638	10.27	03/04/2024
10.25	Sixth Amendment, dated as of February 13, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	05/06/2024
10.26	Employment Agreement dated June 17, 2024, by and between Xponential Fitness, LLC and Mark King. +	8-K	001-40638	10.1	06/17/2024

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Non-Employee Director Compensation Policy, dated July 1, 2024.	10-Q	001-40638	10.2	08/05/2024
10.28	Seventh Amendment, dated as of August 23, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	11/12/2024
10.29	Employment Agreement dated January 13, 2025, between Xponential Fitness, LLC and John Kawaja. +	8-K	001-40638	10.1	01/17/2025
10.30	Employment Agreement dated January 13, 2025, between Xponential Fitness, LLC and Tim Weiderhoft. +	8-K	001-40638	10.2	01/17/2025
10.31*	Joinder Agreement to the Tax Receivable Agreement, dated as of November 15, 2024, by and among Xponential Fitness, Inc. and Parallaxes Xenon, LLC.
10.32*

Waiver, dated as of March 10, 2025, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

19.1*	Xponential Fitness, Inc.'s Statement of Policy Concerning Trading in Company Securities.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Regarding the Recoupment of Certain Compensation Payments, dated October 26, 2023.	10-K	001-40638	97	03/04/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Xponential Fitness, Inc.

Date: March 14, 2025	By:	/s/ Mark King
Mark King
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

Name	Title	Date

/s/ Mark King	Chief Executive Officer and Director (principal executive officer)	March 14, 2025
Mark King
/s/ John Meloun	Chief Financial Officer (principal financial and accounting officer)	March 14, 2025
John Meloun
/s/ Mark Grabowski	Chairman of the Board	March 14, 2025
Mark Grabowski
/s/ Brenda Morris	Director	March 14, 2025
Brenda Morris
/s/ Chelsea Grayson	Director	March 14, 2025
Chelsea Grayson
/s/ Jair Clarke	Director	March 14, 2025
Jair Clarke
/s/ Jeffrey Lawrence	Director	March 14, 2025
Jeffrey Lawrence
/s/ Bruce Haase	Director	March 14, 2025
Bruce Haase