Form 10-Q
period 2025-03-31
Xponential Fitness, Inc.
filed 2025-05-09
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of April 30, 2025 was 34,926 and 13,739 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$42,570	$32,739
Accounts receivable, net (Note 9)	28,864	25,884
Inventories	8,318	10,016
Prepaid expenses and other current assets	14,727	10,678
Deferred costs, current portion	5,258	4,598
Notes receivable from franchisees, net	377	232
Total current assets	100,114	84,147
Property and equipment, net	14,912	14,651
Right-of-use assets	21,060	24,036
Goodwill	135,240	135,240
Intangible assets, net	99,373	100,944
Deferred costs, net of current portion	38,656	39,923
Notes receivable from franchisees, net of current portion	97	100
Other assets	2,997	4,356
Total assets	$412,449	$403,397
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$27,652	$27,011
Accrued expenses	46,602	31,323
Deferred revenue, current portion	25,050	25,912
Current portion of long-term debt	5,497	5,397
Other current liabilities	18,103	18,244
Total current liabilities	122,904	107,887

Deferred revenue, net of current portion	102,318	105,935
Contingent consideration from acquisitions (Note 15)	8,644	17,729
Long-term debt, net of current portion, discount and issuance costs	351,562	341,742
Lease liability	22,582	23,858
Other liabilities	1,338	251
Total liabilities	609,348	597,402
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of March 31, 2025 and December 31, 2024	116,810	116,810
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 34,778 and 33,660 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 13,739 and 14,739 shares issued, and 13,664 and 14,664 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	497,530	503,850
Receivable from shareholder (Note 9)	(17,275)	(16,891)
Accumulated deficit	(703,760)	(701,837)
Treasury stock, at cost, 75 shares outstanding as of March 31, 2025 and December 31, 2024	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(225,198)	(216,571)
Noncontrolling interests	(88,511)	(94,244)
Total stockholders' deficit	(313,709)	(310,815)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$412,449	$403,397

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue, net:
Franchise revenue	$43,894	$41,754
Equipment revenue	11,104	13,900
Merchandise revenue	6,255	8,345
Franchise marketing fund revenue	9,269	7,832
Other service revenue	6,361	7,862
Total revenue, net	76,883	79,693
Operating costs and expenses:
Costs of product revenue	11,972	14,566
Costs of franchise and service revenue	4,097	5,047
Selling, general and administrative expenses (Note 9)	45,545	36,620
Impairment of goodwill and other noncurrent assets	1,915	—
Depreciation and amortization	2,956	4,436
Marketing fund expense	9,357	6,515
Acquisition and transaction expenses (income)	(8,638)	4,515
Total operating costs and expenses	67,204	71,699
Operating income	9,679	7,994
Other expense (income):
Interest income	(619)	(363)
Interest expense	11,388	11,545
Other expense	1,084	609
Total other expense	11,853	11,791
Loss before income taxes	(2,174)	(3,797)
Income taxes (benefit)	485	(47)
Net loss	(2,659)	(3,750)
Less: net loss attributable to noncontrolling interests	(736)	(1,270)
Net loss attributable to Xponential Fitness, Inc.	$(1,923)	$(2,480)

Net loss per share of Class A common stock:
Basic	$(0.10)	$(0.29)
Diluted	$(0.10)	$(0.29)
Weighted average shares of Class A common stock outstanding:
Basic	33,910	31,125
Diluted	33,910	31,125

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2024	33,660	$3	14,739	$1	75	$(1,697)	$503,850	$(16,891)	$(701,837)	$(94,244)	$(310,815)
Equity-based compensation	—	—	—	—	—	—	3,281	—	—	—	3,281
Net loss	—	—	—	—	—	—	—	—	(1,923)	(736)	(2,659)
Conversion of Class B shares to Class A shares	1,000	—	(1,000)	—	—	—	(6,784)	—	—	6,784	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	118	—	—	—	—	—	(919)	—	—	—	(919)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(384)	—	—	(384)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(315)	(315)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at March 31, 2025	34,778	$3	13,739	$1	75	$(1,697)	$497,530	$(17,275)	$(703,760)	$(88,511)	$(313,709)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(8,837)	—	—	8,837	—
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	607	—	—	—	—	—	—	—	—	—	—
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Payment received from shareholder	—	—	—	—	—	—	—	14	—	—	14
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Balance at March 31, 2024	31,582	$3	16,488	$2	75	$(1,697)	$505,753	$(15,775)	$(636,659)	$(71,996)	$(220,369)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,659)	$(3,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,956	4,436
Amortization and write off of debt issuance costs	50	72
Amortization and write off of discount on long-term debt	1,333	1,325
Change in contingent consideration from acquisitions	(8,638)	4,087
Non-cash lease expense	1,137	2,224
Change in tax receivable agreement liability	1,084	609
Bad debt expense (recovery)	249	(8)
Equity-based compensation	3,281	3,942
Non-cash interest	(358)	(318)
Gain on disposal of assets	—	(2,920)
Impairment of goodwill and other noncurrent assets	1,915	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(3,229)	467
Inventories	1,696	1,218
Prepaid expenses and other current assets	(4,049)	(333)
Operating lease liabilities	(1,034)	(1,741)
Deferred costs	607	555
Notes receivable, net	—	1
Accounts payable	(245)	5,532
Accrued expenses	15,299	(5,062)
Other current liabilities	(459)	(1,796)
Deferred revenue	(4,480)	(6,003)
Other assets	1,359	92
Other liabilities	3	52
Net cash provided by operating activities	5,818	2,681
Cash flows from investing activities:
Purchases of property and equipment	(465)	(855)
Proceeds from sale of assets	—	346
Purchase of intangible assets	(399)	(509)
Notes receivable issued	(173)	—
Notes receivable payments received	40	314
Acquisition of businesses	—	(8,500)
Net cash used in investing activities	(997)	(9,204)
Cash flows from financing activities:
Borrowings from long-term debt	10,000	38,701
Payments on long-term debt	(1,374)	(39,891)
Debt issuance costs	(90)	(269)
Payment of preferred stock dividend and deemed cash dividend	(1,792)	(1,872)
Payments of contingent consideration	(500)	—
Payments for taxes related to net share settlement of restricted share units	(919)	—
Payments for distributions to Pre-IPO LLC Members	(315)	(36)
Payment received from shareholder (Note 9)	—	14
Net cash provided by (used in) financing activities	5,010	(3,353)
Increase (decrease) in cash, cash equivalents and restricted cash	9,831	(9,876)
Cash, cash equivalents and restricted cash, beginning of period	32,739	37,094
Cash, cash equivalents and restricted cash, end of period	$42,570	$27,218

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid	$9,910	$9,857
Income taxes paid, net	93	60
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$1,581	$2,116
Adjustment of convertible preferred stock to redemption value	—	8,106
Accrued tax withholding related to convertible preferred stock dividend	106	104
Contingent consideration upon acquisition	—	446
Debt issuance costs paid-in-kind - long-term debt	10,872	4,059
Debt issuance costs exit fees - long-term debt	7,248	—

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

As of March 31, 2025, the Company’s portfolio of eight brands consisted of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of March 31, 2025 and 2024.

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

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Reclassifications – To conform with current year presentation, the Company has reclassified gift card receivable of $5,809 from accounts receivable, net, to prepaid expenses and other current assets in the December 31, 2024 condensed consolidated balance sheet. The Company has reclassified certain prior period amounts to conform with the current period presentation on the condensed consolidated statements of cash flows. Specifically, within the condensed consolidated statements of cash flows, changes in tax receivable agreement liability which was previously included in other current liabilities is now reported separately. The reclassifications do not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.

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

Note 2 – Correction of Previously Issued Financial Statements

As previously disclosed in Note 2 of Notes to Consolidated Financial Statements within Part II, Item 8 “Financial Statements and Supplementary Data” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended March 31, 2024, the Company identified misstatements impacting previously issued financial statements. The Company concluded that the aggregate impact of all the errors did not result in a material misstatement of previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2024. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2024, have been corrected from amounts previously reported. The Company has also corrected related amounts within the accompanying footnotes.

The identified misstatements impacting the condensed consolidated financial statements for the three months ended March 31, 2024 include the following, for which the amounts described below are the net impact:

A.
Rebates – Certain agreement terms had not been properly or timely communicated to be considered for their accounting impact resulting in misstatements including understatement of costs of product revenue of $250 and overstatement of merchandise revenue of $366 for the three months ended March 31, 2024.
B.
Revenues – The Company’s evaluation of certain revenue contracts did not appropriately evaluate the accounting for all key terms and conditions, resulting in an understatement of merchandise revenue of $537 and costs of product revenue of $429 for the three months ended March 31, 2024.
C.
Other:
1.
Cost of product revenue – Certain costs and fees related to inventory were not properly expensed in the appropriate period, resulting in an overstatement of cost of product revenue of $937 for the three months ended March 31, 2024.
2.
Impairment of assets – Company did not properly assess the disposition of the Stride brand subsequent to the balance sheet date as an impairment indicator as of the balance sheet date, resulting in an overstatement of selling, general and administrative expenses of $338 and an understatement of cost of product revenue for inventory write downs of $64 for the three months ended March 31, 2024.
3.
Legal Accruals – Certain legal liabilities had not been communicated to be considered for their accounting impact resulting in an overstatement of selling, general and administrative expenses of $328 for the three months ended March 31, 2024.
4.
Equipment inventory – Equipment inventory which had been received by the Company was not properly recorded resulting in an understatement of cost of product revenue of $95 for the three months ended March 31, 2024.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

5.
Cost of product revenue – The Company improperly recognized deferred costs related to equipment resulting in an understatement of $273 of costs of product revenue for the three months ended March 31, 2024.
6.
Invoices – The Company did not properly account for certain vendor invoices, including not recognizing expenses in the period incurred, resulting in an overstatement of costs of franchise and service revenue of $74 and an understatement of selling, general and administrative expenses of $128 for the three months ended March 31, 2024.

The impact of the correction of errors to the Company's condensed consolidated statement of operations, condensed consolidated statement of changes to stockholders' equity (deficit) and condensed consolidated statement of cash flows for the three months ended March 31, 2024 are presented below:

Condensed Consolidated Statement of Operations	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Merchandise revenue	$8,173	172	A, B	8,345
Total revenue, net	79,521	172		79,693
Operating costs and expenses:
Costs of product revenue	14,391	175	A, B, C1, C2, C4, C5	14,566
Costs of franchise and service revenue	5,121	(74)	C6	5,047
Selling, general and administrative expenses	37,155	(535)	C2, C3, C6	36,620
Total operating costs and expenses	72,133	(434)		71,699
Operating income	7,388	606		7,994
Loss before income taxes	(4,403)	606		(3,797)
Net loss	(4,356)	606		(3,750)
Less: Net loss attributable to noncontrolling interests	(1,489)	219		(1,270)
Net loss attributable to Xponential Fitness, Inc.	$(2,867)	$387		$(2,480)

Net income (loss) per share of Class A common stock:
Basic	$(0.30)	$0.01		$(0.29)
Diluted	$(0.30)	$0.01		$(0.29)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Changes to Stockholders' Equity (Deficit)	As Previously Reported

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Net loss	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	(9,264)	—	—	9,264	—
Payment received from shareholder	—	—	—	—	—
Balance at March 31, 2024	$506,017	$(15,775)	$(632,994)	$(69,807)	$(214,251)

	Adjustments

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$(691)	$(14)	$(4,052)	$(1,981)	$(6,738)
Net income	—	—	387	219	606
Conversion of Class B shares to Class A shares	427	—	—	(427)	—
Payment received from shareholder	—	14	—	—	14
Balance at March 31, 2024	$(264)	$—	$(3,665)	$(2,189)	$(6,118)

	As Corrected

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Net loss	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	(8,837)	—	—	8,837	—
Payment received from shareholder	—	14	—	—	14
Balance at March 31, 2024	$505,753	$(15,775)	$(636,659)	$(71,996)	$(220,369)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	Reclassification	As Corrected
Cash flows from operating activities:
Net loss	$(4,356)	$606	$—	$(3,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash lease expense	2,205	19	—	2,224
Change in tax receivable agreement liability	—	—	609	609
Gain from disposal of assets	(2,905)	(15)	—	(2,920)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	524	(57)	—	467
Inventories	(546)	1,764	—	1,218
Prepaid expenses and other current assets	195	(528)	—	(333)
Operating lease liabilities	(1,657)	(84)	—	(1,741)
Deferred costs	283	272	—	555
Accounts payable	4,782	750	—	5,532
Accrued expenses	(2,320)	(2,742)	—	(5,062)
Other current liabilities	2,389	(4,185)	—	(1,796)
Other liabilities	(3,525)	4,186	(609)	52
Net cash provided by operating activities	2,695	(14)	—	2,681
Cash flows from financing activities:
Payment received from shareholder	—	14	—	14
Net cash used in financing activities	(3,367)	14	—	(3,353)

Note 3 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 15). The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $15,987 and $16,063 at March 31, 2025 and December 31, 2024, respectively.

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

The Company’s accounts and notes receivable are recorded at net realizable value, which includes an appropriate allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts and notes receivable balances and establishes an allowance for expected credit losses. The estimate of expected credit losses is based upon historical bad debts, current receivable balances, age of receivable balances, the franchisee's or customer’s financial condition and ability to comply with credit terms and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2024	$2,510	$205	$2,715
Bad debt expense (recovery) recognized during the year	250	(1)	249
Write-off of uncollectible amounts	(1,519)	(122)	(1,641)
Balance at March 31, 2025	$1,241	$82	$1,323

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

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued expenses, notes payable and other current liabilities. The carrying amounts of these financial instruments approximate fair value due to their short maturities, proximity of issuance to the balance sheet date or variable interest rate.

Recently adopted accounting pronouncements

Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The adoption of this accounting standard did not have an impact on the Company's condensed consolidated financial statements. See Note 17 for additional information.

Recently issued accounting pronouncements

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will lose this qualification on December 31, 2026, which is the last day of the fiscal year after the fifth anniversary of the Company's IPO, or sooner. An emerging growth company may take advantage of reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, the JOBS Act permits the Company an extended transition period for complying with new or revised accounting standards affecting public companies. The Company has elected to use this extended transition period.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

Supplemental balance sheet information

	March 31,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses and other	$7,056	$2,210
Tax receivables	2,472	2,659
Gift card receivable	5,199	5,809
Total prepaid expenses and other current assets	$14,727	$10,678

Accrued expenses
Accrued compensation	$2,859	$1,914
Contingent consideration from acquisitions, current portion	561	581
Sales tax accruals	977	1,197
Legal accruals	28,729	13,835
Other accruals	13,476	13,796
Total accrued expenses	$46,602	$31,323

Other current liabilities
Lease liabilities, short-term	$5,593	$5,276
Promissory note	3,409	3,350
Tax receivable agreement liability, current portion	2,090	2,090
Gift card liability	5,199	5,809
Other current liabilities	1,812	1,719
Total other current liabilities	$18,103	$18,244

Note 4 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the three months ended March 31, 2025 and 2024, the Company refranchised operations at 0 and 10 company-owned transition studios, respectively, received no proceeds in either period, and recorded a net loss of $0 and $122 on disposal of the studio assets, respectively. During the three months ended March 31, 2025 and 2024, the Company also ceased operations at 0 and 11 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 16 for further discussion of the Company's restructuring plan.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three months ended March 31, 2025 and 2024, the Company did not record any impairment charges related to studio assets. See Note 8 for discussion of impairment charges related to right-of-use assets.

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

During the three months ended March 31, 2025 and 2024, the Company incurred $0 and $428, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The buyer of the Stride brand is a former member of management and shareholder of the Company. The Company received no consideration from the divestiture of the Stride brand and will assist the buyer with transition support including cash payments of approximately $265 payable over the 12-month period following divestiture. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a gain on divestiture of $61, which was included within selling, general and administrative expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

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

Note 5 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise and area development fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise and area development and brand fee contract liabilities for the three months ended March 31, 2025. Other deferred revenue amounts of $13,779 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise and area development fees	Brand fees	Total
Balance at December 31, 2024	115,679	920	116,599
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(3,377)	(183)	(3,560)
Increase, excluding amounts recognized as revenue during the period	262	288	550
Balance at March 31, 2025	$112,564	$1,025	$113,589
(1)
Includes revenue recognized as a result of terminations of $815 for the three months ended March 31, 2025.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2025. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise and area development fees	Brand fees	Total
Remainder of 2025	$8,221	$715	$8,936
2026	11,074	310	11,384
2027	11,671	—	11,671
2028	12,271	—	12,271
2029	11,724	—	11,724
Thereafter	57,603	—	57,603
	$112,564	$1,025	$113,589

The following table reflects the components of deferred revenue:

	March 31,	December 31,
	2025	2024
Franchise and area development fees	$112,564	$115,679
Brand fees	1,025	920
Equipment and other	13,779	15,248
Total deferred revenue	127,368	131,847
Non-current portion of deferred revenue	102,318	105,935
Current portion of deferred revenue	$25,050	$25,912

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At March 31, 2025 and December 31, 2024, there were approximately $3,970 and $3,940 of current deferred costs and approximately $38,453 and $39,684 in non-current deferred costs, respectively. The Company recognized franchise sales commission expense of approximately $1,368 and $2,845 for the three months ended March 31, 2025 and 2024, respectively.

Note 6 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at March 31, 2025 and December 31, 2024, totaled $135,240. Cumulative goodwill impairment was $47,920 at March 31, 2025 and December 31, 2024.

At March 31, 2025, the trademark intangible asset related to the CycleBar reporting unit of $9,649, and the franchise agreements intangible assets related to BFT reporting unit of $1,047, are considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

At March 31, 2025, the goodwill related to the Pure Barre and BFT reporting units of $42,548 and $5,105, respectively, are at a heightened risk of future impairment if the fair value of the Pure Barre and BFT reporting units, and their associated assets, decreases in value due to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

Intangible assets consisted of the following:

		March 31, 2025			December 31, 2024
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(7,413)	$15,997	$23,410	$(6,828)	$16,582
Franchise agreements	7.5 – 10	31,800	(23,190)	8,610	31,800	(22,210)	9,590
Intellectual property	5	670	(168)	502	670	(134)	536
Web design and domain	3 – 10	413	(382)	31	413	(380)	33
Deferred video production costs	3	6,501	(4,624)	1,877	6,102	(4,255)	1,847
Total definite-lived intangible assets		62,794	(35,777)	27,017	62,395	(33,807)	28,588
Indefinite-lived intangible assets:
Trademarks	N/A	72,356	—	72,356	72,356	—	72,356
Total intangible assets		$135,150	$(35,777)	$99,373	$134,751	$(33,807)	$100,944

Amortization expense was $1,970 and $2,948, for the three months ended March 31, 2025 and 2024, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2025	$5,709
2026	5,124
2027	3,570
2028	3,143
2029	2,856
Thereafter	6,615
Total	$27,017

Note 7 – Debt

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (10.85% at March 31, 2025).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. Additionally, on March 10, 2025 the Company obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of March 31, 2025, the Company was in compliance with these covenants.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On March 14, 2025, the Company entered into an eighth amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment extends the final maturity date under the Credit Agreement to August 1, 2027 (the “Final Maturity Date”) and provides for, among other things, additional term loans in an aggregate principal amount of $10,000 (the “Eighth Amendment Incremental Term Loans”), an upfront fee, paid-in-kind, equal to 3% of the (a) aggregate principal amount of term loans outstanding as of the amendment date and (b) the Eighth Amendment Incremental Term Loans funded on the funding date, which will be capitalized and added to the outstanding loan principal, and an exit fee of approximately $7,248 payable upon the earlier of the Final Maturity Date or the date all loans under the Credit Agreement have been repaid or prepaid. The exit fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method and is presented as a reduction to long-term debt in the condensed consolidated balance sheets. The Eighth Amendment also increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Eighth Amendment Incremental Term Loans) commencing on March 31, 2025 to $1,374.

The Company incurred debt issuance costs of $90 and $269 for the three months ended March 31, 2025 and 2024, respectively. Debt issuance cost amortization and write off amounted to $50 and $72 for the three months ended March 31, 2025 and 2024, respectively. Unamortized debt issuance costs as of March 31, 2025 and December 31, 2024, were $337 and $297, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of March 31, 2025 and December 31, 2024, was $14,657 and $4,967, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized exit fees as of March 31, 2025 and December 31, 2024, were $7,096 and $0, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances, including exit fee, of long-term debt as of March 31, 2025 were as follows:

Amount
Remainder of 2025	$4,123
2026	5,497
2027	369,528
Total	$379,148

The carrying value of the Company’s long-term debt approximated fair value as of March 31, 2025 and December 31, 2024, due to the variable interest rate, which is a Level 2 input.

Note 8 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew.

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company recognized ROU asset impairment charges of $1,915 and $0 during the three months ended March 31, 2025 and 2024, respectively.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	March 31, 2025	December 31, 2024
ROU assets, net	Right-of-use assets	$21,060	$24,036
Lease liabilities, short-term	Other current liabilities	$5,593	$5,276
Lease liabilities, long-term	Lease liability	$22,582	$23,858

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the components of lease expense during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Operating lease costs	$1,971	$3,861
Variable lease costs	208	173
Total	$2,179	$4,034

The following table presents the supplemental cash flow information related to operating leases during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,635	$1,503

The following table presents other information related to leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	5.1	4.7
Weighted average discount rate	9.5%	8.8%

Maturities of lease liabilities as of March 31, 2025 are summarized as follows:

Amount
Remainder of 2025	$6,404
2026	7,583
2027	6,961
2028	4,608
2029	3,846
Thereafter	6,462
Total future lease payments	35,864
Less: imputed interest	7,689
Total	$28,175

Note 9 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. During the three months ended March 31, 2025 and 2024, the Company recorded $384 and $349 of interest-in-kind, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of March 31, 2025, the former owner of Row House borrowed $480, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 117 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 78 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $3,113 and $2,104, during the three months ended March 31, 2025 and 2024, respectively, from studios owned by Spartan Fitness.

The Company previously earned revenues and had accounts receivable from a franchisee comprised of a former member of the Company's senior management together with their spouse, a former employee of the Company. The former member of the Company's senior management resigned from the Company effective November 4, 2024, ending the related party relationship, and the former member’s spouse resigned from the Company on April 4, 2025. Revenues from this affiliate, consisting of franchise revenue, marketing fund revenue and merchandise revenue, were $68 for the three months ended March 31, 2024 and no accounts receivable were recorded as of December 31, 2024, for such sales. The Company provided $239 of studio support to this franchisee during the three months ended March 31, 2024. Studio support to this franchisee included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to this franchisee in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries and bonuses.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of March 31, 2025.

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

At March 31, 2025 and December 31, 2024, the Company recognized the preferred maximum redemption value of $116,810, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at March 31, 2025 and December 31, 2024). The recording of the preferred maximum redemption value was treated as deemed contribution (dividend), which was included in the calculation of earnings (loss) per share and resulted in a net increase (decrease) of $0 and $(8,106) to additional paid-in-capital for the three months ended March 31, 2025 and 2024, respectively.

Note 11 – Stockholders' Equity (Deficit)

Common stock – During the three months ended March 31, 2025 and 2024, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,000 and 78 shares of Class A common stock on a one-for-one basis, respectively.

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

During the three months ended March 31, 2025 and 2024, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

The following table summarizes the ownership of XPO LLC as of March 31, 2025:

Owner	Units Owned	Ownership percentage
XPO Inc.	34,778	71.7%
Noncontrolling interests	13,739	28.3%
Total	48,517	100.0%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 12 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	2,137	$14.38
Issued	255	$15.24
Vested	(197)	$20.09
Forfeited, expired, or canceled	(129)	$17.39
Outstanding at March 31, 2025	2,066	$13.66

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

The Company grants performance-based RSUs, which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period which is typically three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During the three months ended March 31, 2025, 13 performance-based RSUs were earned and issued and 37 performance based RSUs were forfeited. The Company did not grant any performance-based RSUs during the three months ended March 31, 2025.

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2025	2024
Selling, general and administrative	$3,281	$3,942
Total stock-based compensation expense, before tax	3,281	3,942
Income tax benefit	109	136
Total stock-based compensation expense, after tax	$3,172	$3,806

Income tax benefit relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At March 31, 2025, the Company had $21,000 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.11 years.

Note 13 – Income Taxes and Tax Receivable Agreement

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 71.7% economic interest in XPO Holdings.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration and the valuation allowance against the deferred tax asset. The effective tax rate for the three months ended March 31, 2025 and 2024, is (22.3%) and 1.2%, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized income tax expense/(benefit) of $485 and $(47), respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 28.3%, and 34.3%, respectively.

As of March 31, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2025. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2020 through 2024. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

Tax receivable agreement – In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (i) certain favorable tax attributes acquired from Rumble Holdings LLC and H&W Investco Blocker II, LP (the “Blocker Companies”) in the mergers of the Blocker Companies with and into XPO Inc. (including net operating losses and the Blocker Companies’ allocable share of existing tax basis); (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

As of March 31, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $2,090 and $1,095 of the current and non-current portions of the TRA, respectively, $87,896 of the TRA liability was not recorded as of March 31, 2025. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 14,464 shares and 16,468 shares for the three months ended March 31, 2025 and 2024, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(2,659)	$(3,750)
Less: net loss attributable to noncontrolling interests	1,304	4,720
Less: dividends on preferred shares	(1,898)	(1,863)
Less: deemed dividend	—	(8,106)
Net loss attributable to XPO Inc. - basic and diluted	(3,253)	(8,999)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	33,910	31,125

Net loss per share attributable to Class A common stock - basic	$(0.10)	$(0.29)
Net loss per share attributable to Class A common stock - diluted	$(0.10)	$(0.29)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,718	1,291
Conversion of Class B common stock to Class A common stock	13,664	16,413
Convertible preferred stock	8,112	7,963
Treasury share options	75	75
Rumble contingent shares	2,024	2,024
Profits interests, time vesting	—	1

Note 15 – Contingencies and Litigation

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $28,729, and $14,717, which is included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2025 and in accounts payable and accrued expenses as of December 31, 2024, respectively.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $5,000, which is included in accounts receivable, net, in the condensed consolidated balance sheet as of March 31, 2025. Additionally, during the first quarter of 2025, the Company received proceeds of $9,750 in connection with its claims for insurance reimbursement for previous legal expenses, which was recognized within selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 21, 2025. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding our current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. The Company recorded an accrual in anticipation of this settlement, which is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2025.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement complaint the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the Court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemented complaint. On April 15, 2025, Defendants filed their motion to dismiss the supplemented complaint. Instead of opposing Defendants’ motion to dismiss, on May 6, 2025, plaintiffs filed an amended consolidated complaint, which, among other things, adds three new entity defendants to the claim under Section 20(a) of the Exchange Act. The Company intends to defend itself against this action by filing a motion to dismiss the amended consolidated complaint. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the Court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. On March 31, 2025, the Court consolidated the Nelson action with the previously consolidated Akande and Ayers action. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter, on behalf of a class of all non-opt-out franchisees for $25,000. The settlement is subject to entry into a definitive settlement agreement and court approval and will be paid in installments, with 50% payable upon court approval and the remaining 50% payable in three equal installments, with the first payment due one year after settlement approval. The Company recorded an accrual in anticipation of this settlement, which is included in the Company’s aggregate accrual discussed above.

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

Other regulatory matters – On April 10, 2023, the Company received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to the Company's compliance with California’s Franchise Investment Law. On November 4, 2024, without admission of wrongdoing, the Company entered into a Consent Order with the DFPI to resolve the matter. As part of the Consent Order, the Company paid an administrative penalty of $450 and agreed to various compliance training.

In addition, the Company has received inquiries from other states, including the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the three months ended March 31, 2025 and 2024, the Company recorded an increase (decrease) of $(8,661) and $4,450 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At March 31, 2025 and December 31, 2024, contingent consideration of $8,644 and $17,305 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $2 and $41 during the three months ended March 31, 2025 and 2024, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $6 and $(363) during the three months ended March 31, 2025 and 2024, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $0 during the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, contingent consideration was $132 and $124 recorded as accrued expenses, respectively, in the condensed consolidated balance sheets.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $31 and $17 during the three months ended March 31, 2025 and 2024, which was recorded as interest expense, respectively. The Company recorded a change to contingent consideration of $17 and $0 during the three months ended March 31, 2025 and 2024, which was recorded as acquisition and transaction expense, respectively. In addition, the Company paid contingent consideration of $500 and $0 during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, contingent consideration was $429 and $457 recorded as accrued expenses, respectively, and $0 and $424 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of March 31, 2025 and December 31, 2024, a $1,000 and $150 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s maximum obligation, as a result of its guarantees of leases, is approximately $2,757 and $3,617 as of March 31, 2025 and December 31, 2024, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of March 31, 2025 and December 31, 2024, a $1,146 and $2,034 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 16 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2025 totaling between approximately $5,200 to $9,000 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Three months ended March 31,
	2025	2024
Impairment and accelerated amortization of right-of-use assets	$1,915	$—
Contract termination and other associated costs	328	522
Loss (gain) on lease terminations and sale or disposal of assets, net (1)	(177)	4,016
Other restructuring costs	336	2,216
Total restructuring charges, net	$2,402	$6,754

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three months ended March 31, 2024 is net of, among other things, a $3,636 gain on lease termination related to a lease for which the Company had recognized accelerated right-of-use asset amortization.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended March 31,
	2025	2024
Costs of product revenue	$—	$96
Selling, general and administrative expenses	487	6,658
Impairment of goodwill and other noncurrent assets	1,915	—
Total restructuring charges, net	$2,402	$6,754

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Balance at December 31, 2024	$5,235
Charges incurred	1,123
Payments	(3,141)
Balance at March 31, 2025	$3,217

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 17 – Segment Information

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

During the three months ended March 31, 2025 and 2024, the Company generated $2,617 and $3,588 of revenue outside of the United States, respectively, primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of March 31, 2025 and 2024, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended March 31,
	2025	2024
Total revenue, net	$76,883	$79,693
Less:
Costs of product revenue	11,972	14,566
Costs of franchise and service revenue	4,097	5,047
Marketing and promotion	1,361	2,133
Salary and wages	11,472	11,199
Professional services (including legal and accounting)	22,830	5,757
Rent and occupancy	1,637	5,157
Marketing fund expense	9,357	6,515
Acquisition and transaction expenses (income)	(8,638)	4,515
Other segment items(1)	6,048	9,041
Equity-based compensation	3,281	3,942
Depreciation and amortization	2,956	4,436
Impairment of goodwill and other noncurrent assets	1,915	-
Interest income	(619)	(363)
Interest expense	11,388	11,545
Income taxes (benefit)	485	(47)
Segment net loss	$(2,659)	$(3,750)
(1)
Other segment items include restructuring expenses of $151 and $4,443 for the three months ended March 31, 2025 and 2024, respectively. Other segment items also include travel expenses, insurance expense, TRA expense, and other selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “would,” “could,” “will,” “likely” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Factors Affecting Our Results of Operations” and “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following Management’s Discussion and Analysis gives effect to the correction of the Company’s condensed consolidated financial statements for the three months ended March 31, 2024, as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (the “Company” or “XPO Inc.,” “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 71.7% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of eight brands spanning across verticals including Pilates, indoor cycling, barre, stretching, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 30 additional countries as of March 31, 2025. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions.

As of March 31, 2025, 2,806 studios were open in North America (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 1,509 additional studios under existing franchise agreements. In addition, as of March 31, 2025, we had 492 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,027 new studios, of which master franchisees have sold 229 licenses for studios not yet opened as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, we generated revenue outside the United States of $2.6 million and $3.6 million, respectively. As of March 31, 2025 and December 31, 2024, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Recent Developments

Paused offering or selling franchises

On April 10, 2023, we received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to our compliance with California’s Franchise Investment Law. In addition, on April 26, 2024, we received a request for information from the Office of the Attorney General of the State of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of both of those inquiries, the Company was unable to offer and sell franchises in California or Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. On November 4, 2024, without admission of wrongdoing, we entered into a Consent Order with the DFPI to resolve the matter. The Company has also received inquiries from the Office of the Attorney General of the State of New York, the Washington Department of Financial Institutions, and the Minnesota Department of Commerce regarding the Company’s compliance with applicable franchise laws.

In March 2025, we issued 2025 Franchise Disclosure Documents (“FDDs”) for the BFT, Club Pilates, CycleBar, Pure Barre, Rumble, Stretch Lab, and Yoga Six franchise programs. The franchisors can offer and sell franchises in most states using the 2025 FDDs and continue pursuit of registration of the FDDs from the few remaining states that still require registration. Given the prior pause on franchise sales, while we completed the process of updating and renewing the FDDs, our inability to sell licenses for an extended period has slowed our growth and could result in a reduction in our anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three months ended March 31, 2025 and 2024, we recognized total restructuring charges of $2.4 million, net of gains, and $6.8 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2025 totaling between approximately $5.2 million to $9.0 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2025.

Once completed we estimate annualized savings of approximately $13.5 million to $15.5 million as a result of the restructuring plan. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, as we may not be able to reach agreement with contractual counterparties or the charges may be greater than expected. Any reduction in the amount of annualized savings we expect to achieve would negatively impact our business. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, we believe that the most significant factors affecting our results of operations include:

•
Licensing new qualified franchisees, selling additional licenses to existing franchisees and opening studios. Our growth depends upon our ability to successfully license new studios to new and existing franchisees. We believe our success in attracting new franchisees and expanding our relationships with our existing franchisees has resulted from our diverse offering of attractive brands, corporate level support, training provided to franchisees and the opportunity to realize attractive returns on their invested capital. We also believe our significant investments in centralized systems and infrastructure help support new and existing franchisees. To continue to attract qualified new franchisees, sell additional studios to existing franchisees and assist franchisees in opening their studios, we plan to continue to invest in our brands to enable them to deliver positive consumer experiences and in our integrated services at the brand level to support franchisees.
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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information or both Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
System-wide sales	$466,797	$396,444
Number of new studio openings globally, gross	116	111
Number of studios operating globally (cumulative total as of period end)	3,298	3,079
Number of licenses sold globally (cumulative total as of period end)	6,286	6,038
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,027	1,045
AUV (LTM as of period end)	$673	$630
Quarterly AUV (run rate)	$659	$609
Same store sales	4%	9%

The following tables present additional information related to our studio and license key performance indicators for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,758	475	3,233	2,583	411	2,994
New studio openings, net	48	17	65	64	21	85
Studios operating at end of period	2,806	492	3,298	2,647	432	3,079
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,359	906	6,265	5,106	759	5,865
New franchise license sales	—	21	21	120	53	173
Franchise licenses sold (total end of period)	5,359	927	6,286	5,226	812	6,038

Studios obligated to open internationally under MFAs:	March 31, 2025			March 31, 2024
Gross studios obligated to open under MFAs		1,503			1,461
Less: studios opened under MFAs		476			416
Remaining studios obligated to open under MFAs		1,027			1,045
Licenses sold by master franchisees, net (1)		229			265
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

Studios No Longer Operating

A studio is considered no longer operating and excluded from the total number of studios operating if (a) the Company has reason to believe, after reasonable inquiry, that the studio is permanently closed, with no plans for re-opening or relocation, or (b) it has no sales for nine consecutive months or more, whichever comes first. If a studio deemed to be no longer operating subsequently generates sales at a future date, it re-enters the operating studio count (and the number of studios no longer operating is reduced). Studios classified as no longer operating are deemed permanently closed. Furthermore, studios no longer operating also includes de-branded studios (studios that exit our franchise system and continue to operate independently under non-Xponential branding).

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a Studio No Longer Operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, subheader “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of North America traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the Number of Studios Operating count. For the three months ended March 31, 2025 and 2024, this represented 0.2% and 2.3%, respectively, of our North America studio base. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
North America franchisee-owned studios
Studios operated at beginning of period	2,757	2,562
New studio openings	93	85
Refranchised studios (1)	—	10
Studios no longer operating	(45)	(11)
Studios operated at end of period	2,805	2,646

North America company-owned transition studios
Studios operated at beginning of period	1	21
Refranchised studios(1)	—	(10)
Studios no longer operating	—	(10)
Studios operated at end of period	1	1

Total North America studios
Studios operated at beginning of period	2,758	2,583
New studio openings	93	85
Studios no longer operating	(45)	(21)
Studios operated at end of period	2,806	2,647
(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total studios
Studios operated at beginning of period	475	411
New studio openings	23	26
Studios no longer operating	(6)	(5)
Studios operated at end of period	492	432

The following table sets forth the total number of operating studios globally for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total studios
Studios operated at beginning of period	3,233	2,994
New studio openings	116	111
Studios no longer operating	(51)	(26)
Studios operated at end of period	3,298	3,079

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

As of March 31, 2025, we estimate approximately one third of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

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

We measure sales for AUV based solely upon monthly sales as derived through the designated point-of-sale system. AUV is impacted by changes in same store sales, studio openings and studio closures. Management reviews AUV to assess studio economics.

The following table reconciles our North America operating studios for the three months ended March 31, 2025 and 2024, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended March 31,
	2025	2024
North America studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,806	2,647
Studios no longer operating but generated sales in the period	11	—
Less: studios less than 13 months old	(415)	(479)
Less: non-traditional studio locations	(4)	(9)
Less: studios without 13 months of consecutive sales as of measurement date	(10)	(73)
Total	2,388	2,086

North America studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,806	2,647
Studios no longer operating but generated sales in the period	67	58
Less: studios less than 6 months old	(272)	(323)
Less: non-traditional studio locations	(4)	(10)
Less: studios with no sales in the period	—	(23)
Total	2,597	2,349

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales base to include monthly sales for any traditional studio location in North America. If the studio has generated at least 13 months of consecutive positive sales and opened at least 13 calendar months ago as of any month within the measurement period, the respective comparable months will be included. We measure same store sales based solely upon monthly sales as derived through the designated point-of-sale system. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

The following table reconciles our North America operating studios for the three months ended March 31, 2025 and 2024, respectively, to the total studios contributing to same store sales:

	Three Months Ended March 31,
	2025	2024
North America studios contributing to same store sales
Operating studios (end of period)	2,806	2,647
Studios no longer operating but generated sales in the period	45	5
Less: studios less than 13 months old	(415)	(479)
Less: non-traditional studio locations	(4)	(9)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(7)	(61)
Total	2,425	2,103

Results of Operations

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue, net:
Franchise revenue	$43,894	$41,754
Equipment revenue	11,104	13,900
Merchandise revenue	6,255	8,345
Franchise marketing fund revenue	9,269	7,832
Other service revenue	6,361	7,862
Total revenue, net	76,883	79,693
Operating costs and expenses:
Costs of product revenue	11,972	14,566
Costs of franchise and service revenue	4,097	5,047
Selling, general and administrative expenses	45,545	36,620
Impairment of goodwill and other noncurrent assets	1,915	—
Depreciation and amortization	2,956	4,436
Marketing fund expense	9,357	6,515
Acquisition and transaction expenses (income)	(8,638)	4,515
Total operating costs and expenses	67,204	71,699
Operating income	9,679	7,994
Other expense (income):
Interest income	(619)	(363)
Interest expense	11,388	11,545
Other expense	1,084	609
Total other expense	11,853	11,791
Loss before income taxes	(2,174)	(3,797)
Income taxes (benefit)	485	(47)
Net loss	$(2,659)	$(3,750)

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024

Revenue, net:
Franchise revenue	57%	52%
Equipment revenue	14%	17%
Merchandise revenue	8%	11%
Franchise marketing fund revenue	12%	10%
Other service revenue	9%	10%
Total revenue, net	100%	100%
Operating costs and expenses:
Costs of product revenue	16%	18%
Costs of franchise and service revenue	5%	6%
Selling, general and administrative expenses	59%	46%
Impairment of goodwill and other noncurrent assets	2%	—%
Depreciation and amortization	4%	6%
Marketing fund expense	12%	8%
Acquisition and transaction expenses (income)	(11)%	6%
Total operating costs and expenses	87%	90%
Operating income	13%	10%
Other expense (income):
Interest income	(1)%	—%
Interest expense	15%	14%
Other expense	1%	1%
Total other expense	15%	15%
Loss before income taxes	(2)%	(5)%
Income taxes (benefit)	1%	—%
Net Loss	(3)%	(5)%

Comparison of the three months ended March 31, 2025 and 2024

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2025 versus the three months ended March 31, 2024.

Revenue

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$43,894	$41,754	$2,140	5.1%
Equipment revenue	11,104	13,900	(2,796)	(20.1)%
Merchandise revenue	6,255	8,345	(2,090)	(25.0)%
Franchise marketing fund revenue	9,269	7,832	1,437	18.3%
Other service revenue	6,361	7,862	(1,501)	(19.1)%
Total revenue, net	$76,883	$79,693	$(2,810)	(3.5)%

Total revenue. Total revenue was $76.9 million in the three months ended March 31, 2025, compared to $79.7 million in the three months ended March 31, 2024, a decrease of $2.8 million, or 4%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue, partially offset by an increase in franchise revenue.

Franchise revenue. Franchise revenue was $43.9 million in the three months ended March 31, 2025, compared to $41.8 million in the three months ended March 31, 2024, an increase of $2.1 million, or 5%. Franchise revenue consisted of franchise royalty fees of $32.5 million, franchise territory fees of $3.9 million, technology fees of $4.4 million and training fees of $3.1 million in the three months ended March 31, 2025, compared to franchise royalty fees of $27.5 million, franchise territory fees of $7.3 million, technology fees of $4.2 million and training fees of $2.8 million in the three months ended March 31, 2024. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in same store sales and increase in number of operating studios globally since March 31, 2024. The decrease in franchise territory fees is primarily attributed to a decrease of $2.4 million, or 75%, in revenue recognized as a result of franchise agreement terminations year-over-year to $0.8 million in the three months ended March 31, 2025, compared to $3.2 million in the prior year period.

Equipment revenue. Equipment revenue was $11.1 million in the three months ended March 31, 2025, compared to $13.9 million in the three months ended March 31, 2024, a decrease of $2.8 million, or 20%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily driven by a decrease in global equipment installations in the three months ended March 31, 2025, compared to the prior year period.

Merchandise revenue. Merchandise revenue was $6.3 million in the three months ended March 31, 2025, compared to $8.3 million in the three months ended March 31, 2024, a decrease of $2.1 million, or 25%. The decrease was primarily due to lower demand from studios and a decrease in vendor rebates compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $9.3 million in the three months ended March 31, 2025, compared to $7.8 million in the three months ended March 31, 2024, an increase of $1.4 million, or 18%. The increase was primarily due to an increase in same store sales and an increase in number of operating studios in North America since March 31, 2024 .

Other service revenue. Other service revenue was $6.4 million in the three months ended March 31, 2025, compared to $7.9 million in the three months ended March 31, 2024, a decrease of $1.5 million, or 19%. The decrease was primarily due to a $1.3 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

Operating Costs and Expenses

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$11,972	$14,566	$(2,594)	(17.8)%
Costs of franchise and service revenue	4,097	5,047	(950)	(18.8)%
Selling, general and administrative expenses	45,545	36,620	8,925	24.4%
Impairment of goodwill and other noncurrent assets	1,915	—	1,915	N/A
Depreciation and amortization	2,956	4,436	(1,480)	(33.4)%
Marketing fund expense	9,357	6,515	2,842	43.6%
Acquisition and transaction expenses (income)	(8,638)	4,515	(13,153)	(291.3)%
Total operating costs and expenses	$67,204	$71,699	$(4,495)	(6.3)%

Costs of product revenue. Costs of product revenue was $12.0 million in the three months ended March 31, 2025, compared to $14.6 million in the three months ended March 31, 2024, a decrease of $2.6 million, or 18%, compared to a decrease in related revenues of 22%. Costs of product revenue as a percentage of related revenue increased to 69% in the three months ended March 31, 2025, from 65% in the comparable prior year period. The increase was partly due to an increase in write downs of slow-moving inventory in the current year period. Additionally, in the prior year period we had a higher percentage of sales relating to non-branded merchandise for which we earn a commission with no corresponding cost of revenue compared to the current year period.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.1 million in the three months ended March 31, 2025, compared to $5.0 million in the three months ended March 31, 2024, a decrease of $1.0 million, or 19%. The decrease was primarily due to a $1.5 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease. The decrease in cost of franchise and service revenue is also attributed to a decrease of $1.0 million, or 71%, in costs recognized as a result of franchise agreement terminations year-over-year to $0.4 million in the three months ended March 31, 2025, compared to $1.4 million in the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $45.5 million in the three months ended March 31, 2025, compared to $36.6 million in the three months ended March 31, 2024, an increase of $8.9 million, or 24%. The increase was primarily attributable to an increase in legal expenses of $15.6 million (net of insurance reimbursements) related to various legal matters including government investigations; an increase in salaries and wages of $0.3 million; and a net increase in other variable expenses of $2.3 million, partially offset by lower restructuring and related charges of $7.2 million in the current year period; a decrease in occupancy expenses of $0.6 million primarily due to a decrease in the number of company-owned transition studios; a decrease of $0.7 million in equity-based compensation expense due to an increase in forfeitures over the prior year period, and a decrease in marketing and advertising expenses of $0.8 million.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $1.9 million in the three months ended March 31, 2025, compared to $0.0 million in the three months ended March 31, 2024, an increase of $1.9 million. The increase was due to impairment of right-of use assets.

Depreciation and amortization. Depreciation and amortization expense was $3.0 million in the three months ended March 31, 2025, compared to $4.4 million in the three months ended March 31, 2024, a decrease of $1.5 million, or 33%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $9.4 million in the three months ended March 31, 2025, compared to $6.5 million in the three months ended March 31, 2024, an increase of $2.8 million, or 44%. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended March 31, 2025, marketing fund expense was $0.1 million higher than marketing fund revenue as the Company’s spending increased after a slowdown in the second half of 2024.

Acquisition and transaction expense (income). Acquisition and transaction income was $8.6 million in the three months ended March 31, 2025, compared to expense of $4.5 million in the three months ended March 31, 2024, a decrease to expense of $13.2 million, or 291%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(619)	$(363)	$(256)	70.5%
Interest expense	11,388	11,545	(157)	(1.4)%
Other expense	1,084	609	475	78.0%
Total other expense, net	$11,853	$11,791	$62	0.5%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $0.6 million in the three months ended March 31, 2025, compared to $0.4 million in the three months ended March 31, 2024.

Interest expense. Interest expense was $11.4 million in the three months ended March 31, 2025 compared to $11.5 million in the three months ended March 31, 2024, a decrease of $0.2 million, or 1%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The decrease was primarily due to a decrease in interest rates in the current year and a $0.2 million write off of debt issuance costs and debt discount related to credit agreement amendments in the comparable prior year period, partly offset by higher average debt balances in the current year period.

Other expense. Other expense consists of TRA expense, which was $1.1 million in the three months ended March 31, 2025, compared to $0.6 million in the three months ended March 31, 2024.

Income Taxes

	Three Months Ended March 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes (benefit)	$485	$(47)	$532	(1,131.9)%

Income taxes (benefit). Income taxes (benefit) was (22.3%) of our share of pre-tax book loss in the three months ended March 31, 2025, compared to 1.2% in the three months ended March 31, 2024.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other assets, loss (gain) and ongoing expenses related to brand divestitures and wind down (including ongoing expenses directly related to the divested or wound down brands for arrangements that existed prior to divestiture or wind down), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss	$(2,659)	$(3,750)
Interest expense, net	10,769	11,182
Income taxes (benefit)	485	(47)
Depreciation and amortization	2,956	4,436
EBITDA	11,551	11,821
Equity-based compensation	3,281	3,942
Employer payroll taxes related to equity-based compensation	115	313
Acquisition and transaction expenses (income)	(8,638)	4,515
Litigation expenses	16,189	698
Financial transaction fees and related expenses	303	195
TRA remeasurement	1,084	609
Impairment of goodwill and other noncurrent assets	1,915	—
Loss (gain) and ongoing expenses due to brand divestitures and wind down (excluding impairments)	81	(58)
Transformation initiative costs	889	—
Restructuring and related charges (excluding impairments)	555	7,885
Adjusted EBITDA	$27,325	$29,920

Liquidity and Capital Resources

As of March 31, 2025, we had $26.6 million of cash and cash equivalents, excluding $16.0 million of restricted cash consisting of marketing fund restricted cash and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning April 1, 2025 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. Additionally, on March 10, 2025 we obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of March 31, 2025, we were in compliance with these covenants.

On March 14, 2025, we entered into an eighth amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment extends the final maturity date under the Credit Agreement to August 1, 2027 (the “Final Maturity Date”) and provides for, among other things, additional term loans in an aggregate principal amount of $10.0 million (the “Eighth Amendment Incremental Term Loans”), an upfront fee equal to 3% of the (a) aggregate principal amount of term loans outstanding as of the amendment date and (b) the Eighth Amendment Incremental Term Loans funded on the funding date, which will be capitalized and added to the outstanding loan principal, and an exit fee of approximately $7.2 million payable upon the earlier of the Final Maturity Date or the date all loans under the Credit Agreement have been repaid or prepaid. The proceeds of the Eighth Amendment will be used for general corporate purposes. The Eighth Amendment also increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Eighth Amendment Incremental Term Loans) commencing on March 31, 2025 to $1.4 million.

The total principal amount outstanding on the Term Loans, including exit fee, was $379.1 million at March 31, 2025. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At March 31, 2025, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table presents summary cash flow information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$5,818	$2,681
Net cash provided by (used in) investing activities	(997)	(9,204)
Net cash provided by (used in) financing activities	5,010	(3,353)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,831	$(9,876)

Cash Flows from Operating Activities

In the three months ended March 31, 2025, cash provided by operating activities was $5.8 million, compared to $2.7 million in the three months ended March 31, 2024, an increase in cash provided of $3.1 million. Of the increase, $9.3 million was due to lower net income after adjustments to reconcile net loss to net cash provided by operating activities and $12.5 million in favorable changes in working capital related to accrued expenses, other current liabilities, deferred revenue and other assets, partially offset by unfavorable changes in working capital related to accounts receivable, prepaid expenses and other current assets and accounts payable in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Cash Flows from Investing Activities

In the three months ended March 31, 2025 and 2024, cash used in investing activities was $1.0 million and $9.2 million, respectively. The change year over year of $8.2 million was primarily attributable to cash used of $8.5 million for acquisition of Lindora in the prior year and the decrease in cash used to purchase property and equipment of $0.4 million in the current year.

Cash Flows from Financing Activities

In the three months ended March 31, 2025, cash provided by financing activities was $5.0 million, compared to cash used of $3.4 million in the three months ended March 31, 2024, the change year over year of $8.4 million. The increase in cash provided was primarily attributable to net borrowings on long-term debt of $8.5 million in the current year.

Off-Balance Sheet Arrangements

As of March 31, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our maximum total commitment under these agreements is approximately $2.8 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of March 31, 2025 a $1.1 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 15 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of March 31, 2025 a $1.0 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 15 of Notes to Condensed Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31 2025, the outstanding principal balance, net of exit fee, of $371.9 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.7 million.

Inflation Risk

As of March 31, 2025, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended as of March 31, 2025.

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

Based upon this evaluation, our Chief executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective.

Management has concluded that, notwithstanding the material weaknesses described below, the Company’s condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Plan Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation Status Update

As previously disclosed in Item 9 of our annual report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting including that (i) we did not maintain a sufficient complement of accounting and financial reporting personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business, (ii) we have deficiencies in accounting controls over the assessment of goodwill and intangibles for impairment, and (iii) we have deficiencies in accounting controls to capture the completeness of new and modified contracts on a timely basis.

As of March 31, 2025, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s annual report on Form 10-K for the year ended December 31, 2024. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2025, this evaluation remains ongoing.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 15 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our filings with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Changes in trade policies, including tariffs, could adversely affect our business.

In first quarter 2025, we observed significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain of such tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our and franchisees’ businesses. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us and our franchisees.

Certain of our vendors source materials, components, or finished goods, from countries, such as China, which have been in the past, are currently subject to or may in the future be subject to tariffs imposed by the U.S. government. The imposition of future tariffs or the increase in existing tariffs could result in these vendors increasing their prices, resulting in increased costs for us and our franchisees. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may make our business model less attractive to new franchisees. The ultimate impact of tariffs and other trade restrictions will depend on various factors, including how long such trade policies remain in place, the ultimate levels of trade restrictions and how other countries respond to the U.S. trade policies. While we are evaluating the potential impacts of the trade policies, as well as our ability to mitigate their related impacts, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, could have a material adverse effect on our business, financial condition and results of operations.

Activist investors could cause us to incur substantial costs, divert management’s attention, and have an adverse effect on our business.

Publicly-traded companies have increasingly become subject to activist investor campaigns. We have in the past received, and we may in the future be subject to, communications by activist investors urging us to take certain corporate actions. Activist investors may propose changes to our board composition, executive compensation, or other governance practices. Responding to actions of an activist investor may be a significant distraction for our management and staff and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our business, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Eighth Amendment, dated as of March 14, 2025, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

10.2***	Employment Agreement dated January 13, 2025, between the Company and John Kawaja (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 17, 2025). +

10.3***	Employment Agreement dated January 13. 2025, between the Company and Tim Weiderhoft (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 17, 2025). +

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

+ Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: May 9, 2025	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)