Form 10-Q
period 2025-06-30
Xponential Fitness, Inc.
filed 2025-08-08
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of July 31, 2025 was 35,097 and 13,738 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$38,679	$32,739
Accounts receivable, net (Note 10)	36,700	25,884
Inventories	7,392	10,016
Prepaid expenses and other current assets	14,823	10,678
Deferred costs, current portion	4,813	4,598
Notes receivable from franchisees, net	286	232
Total current assets	102,693	84,147
Property and equipment, net	13,908	14,651
Right-of-use assets	20,277	24,036
Goodwill	127,789	135,240
Intangible assets, net	94,350	100,944
Deferred costs, net of current portion	37,643	39,923
Notes receivable from franchisees, net of current portion	94	100
Other assets	3,061	4,356
Total assets	$399,815	$403,397
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$23,066	$27,011
Accrued expenses	43,444	31,323
Deferred revenue, current portion	24,462	25,912
Current portion of long-term debt	5,497	5,397
Other current liabilities	16,418	18,244
Total current liabilities	112,887	107,887

Deferred revenue, net of current portion	100,050	105,935
Contingent consideration from acquisitions (Note 16)	6,730	17,729
Long-term debt, net of current portion, discount and issuance costs	352,554	341,742
Lease liability	21,335	23,858
Other liabilities	2,615	251
Total liabilities	596,171	597,402
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of June 30, 2025 and December 31, 2024	116,810	116,810
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 35,082 and 33,660 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 13,738 and 14,739 shares issued, and 13,663 and 14,664 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	497,186	503,850
Receivable from shareholder (Note 10)	(17,673)	(16,891)
Accumulated deficit	(702,791)	(701,837)
Treasury stock, at cost, 75 shares outstanding as of June 30, 2025 and December 31, 2024	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(224,971)	(216,571)
Noncontrolling interests	(88,195)	(94,244)
Total stockholders' deficit	(313,166)	(310,815)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$399,815	$403,397

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue, net:
Franchise revenue	$45,353	$43,020	$89,247	$84,774
Equipment revenue	9,509	12,925	20,613	26,825
Merchandise revenue	5,613	6,134	11,868	14,479
Franchise marketing fund revenue	9,461	8,380	18,730	16,212
Other service revenue	6,272	6,444	12,633	14,306
Total revenue, net	76,208	76,903	153,091	156,596
Operating costs and expenses:
Costs of product revenue	10,505	13,933	22,477	28,499
Costs of franchise and service revenue	3,955	5,834	8,052	10,881
Selling, general and administrative expenses (Note 10)	24,084	36,989	69,629	73,609
Impairment of goodwill and other noncurrent assets	12,928	12,089	14,843	12,089
Depreciation and amortization	2,973	4,517	5,929	8,953
Marketing fund expense	8,855	7,847	18,212	14,362
Acquisition and transaction expenses (income)	(1,915)	(1,217)	(10,553)	3,298
Total operating costs and expenses	61,385	79,992	128,589	151,691
Operating income (loss)	14,823	(3,089)	24,502	4,905
Other expense (income):
Interest income	(701)	(387)	(1,320)	(750)
Interest expense	12,975	11,256	24,363	22,801
Other expense	891	253	1,975	862
Total other expense	13,165	11,122	25,018	22,913
Income (loss) before income taxes	1,658	(14,211)	(516)	(18,008)
Income taxes	312	132	797	85
Net income (loss)	1,346	(14,343)	(1,313)	(18,093)
Less: net income (loss) attributable to noncontrolling interests	377	(4,780)	(359)	(6,050)
Net income (loss) attributable to Xponential Fitness, Inc.	$969	$(9,563)	$(954)	$(12,043)

Net loss per share of Class A common stock:
Basic	$(0.01)	$(0.30)	$(0.11)	$(0.59)
Diluted	$(0.01)	$(0.30)	$(0.11)	$(0.59)
Weighted average shares of Class A common stock outstanding:
Basic	34,972	31,806	34,444	31,465
Diluted	34,972	31,806	34,444	31,465

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2024	33,660	$3	14,739	$1	75	$(1,697)	$503,850	$(16,891)	$(701,837)	$(94,244)	$(310,815)
Equity-based compensation	—	—	—	—	—	—	3,281	—	—	—	3,281
Net loss	—	—	—	—	—	—	—	—	(1,923)	(736)	(2,659)
Conversion of Class B shares to Class A shares	1,000	—	(1,000)	—	—	—	(6,784)	—	—	6,784	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	118	—	—	—	—	—	(919)	—	—	—	(919)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(384)	—	—	(384)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(315)	(315)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at March 31, 2025	34,778	3	13,739	1	75	(1,697)	497,530	(17,275)	(703,760)	(88,511)	(313,709)
Equity-based compensation	—	—	—	—	—	—	2,666	—	—	—	2,666
Net income	—	—	—	—	—	—	—	—	969	377	1,346
Conversion of Class B shares to Class A shares	1	—	(1)	—	—	—	(56)	—	—	56	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	303	—	—	—	—	—	(1,056)	—	—	—	(1,056)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(398)	—	—	(398)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(117)	(117)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at June 30, 2025	35,082	$3	13,738	$1	75	$(1,697)	$497,186	$(17,673)	$(702,791)	$(88,195)	$(313,166)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(8,837)	—	—	8,837	—
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	607	—	—	—	—	—	—	—	—	—	—
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Payment received from shareholder	—	—	—	—	—	—	—	14	—	—	14
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Balance at March 31, 2024	31,582	3	16,488	2	75	(1,697)	505,753	(15,775)	(636,659)	(71,996)	(220,369)
Equity-based compensation	—	—	—	—	—	—	4,884	—	—	1	4,885
Net loss	—	—	—	—	—	—	—	—	(9,563)	(4,780)	(14,343)
Conversion of Class B shares to Class A shares	398	—	(398)	—	—	—	(2,904)	—	—	2,904	—
Preferred stock dividend	—	—	—	—	—	—	(2,150)	—	—	—	(2,150)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	2,012	—	—	—	2,012
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	180	—	—	—	—	—	74	—	—	—	74
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(360)	—	—	(360)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(206)	(206)
Balance at June 30, 2024	32,160	$3	16,090	$2	75	$(1,697)	$507,669	$(16,135)	$(646,222)	$(74,077)	$(230,457)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,313)	$(18,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,929	8,953
Amortization and write off of debt issuance costs	87	124
Amortization and write off of discount on long-term debt	3,664	2,201
Change in contingent consideration from acquisitions	(10,553)	2,770
Non-cash lease expense	2,207	4,109
Change in tax receivable agreement liability	1,975	862
Bad debt expense	1,163	1,467
Equity-based compensation	5,947	8,138
Non-cash interest	(747)	(649)
Gain on disposal of assets	(931)	(6,645)
Impairment of goodwill and other noncurrent assets	14,843	12,089
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,949)	1,159
Inventories	2,624	4,309
Prepaid expenses and other current assets	(4,146)	(2,915)
Operating lease liabilities	(1,934)	(2,965)
Deferred costs	2,065	2,324
Notes receivable, net	1	2
Accounts payable	(4,662)	3,919
Accrued expenses	12,127	(2,708)
Other current liabilities	(2,417)	(988)
Deferred revenue	(7,335)	(11,067)
Other assets	1,296	282
Other liabilities	400	(996)
Net cash provided by operating activities	8,341	5,682
Cash flows from investing activities:
Purchases of property and equipment	(1,992)	(2,984)
Proceeds from sale of assets	—	346
Purchase of intangible assets	(803)	(1,016)
Notes receivable issued	(173)	—
Notes receivable payments received	108	393
Acquisition of businesses	—	(8,500)
Net cash used in investing activities	(2,860)	(11,761)
Cash flows from financing activities:
Borrowings from long-term debt	10,000	38,701
Payments on long-term debt	(2,748)	(41,178)
Debt issuance costs	(90)	(269)
Payment of preferred stock dividend and deemed cash dividend	(3,796)	(1,968)
Payments of contingent consideration	(500)	—
Payments for taxes related to net share settlement of restricted share units	(2,097)	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	122	74
Payments for tax receivable agreement	—	(136)
Payments for distributions to Pre-IPO LLC Members	(432)	(236)
Payment received from shareholder (Note 10)	—	14
Net cash provided by (used in) financing activities	459	(4,998)
Increase (decrease) in cash, cash equivalents and restricted cash	5,940	(11,077)
Cash, cash equivalents and restricted cash, beginning of period	32,739	37,094
Cash, cash equivalents and restricted cash, end of period	$38,679	$26,017

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$20,444	$20,100
Income taxes paid, net	233	407
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$1,516	$1,179
Adjustment of convertible preferred stock to redemption value	—	6,094
Contingent consideration upon acquisition	—	446
Debt issuance costs paid-in-kind - long-term debt	10,872	4,059
Debt issuance costs exit fees - long-term debt	7,248	—
Non-cash proceeds from sale of asset	—	275
Preferred stock dividend paid-in-kind	—	2,150

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. ( “XPO Inc.”), and together with its subsidiaries, ( the “Company” or “we,” “us,” and “our”), was formed as a Delaware corporation on January 14, 2020 for the purpose of facilitating an initial public offering (“IPO”) and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

XPO LLC was formed on August 11, 2017 as a Delaware limited liability company for the sole purpose of franchising fitness brands, through its subsidiaries, in several verticals within the boutique fitness industry. XPO LLC is a wholly owned subsidiary of XPO Holdings, which was formed on February 24, 2020, and prior to the IPO, ultimately, H&W Franchise Holdings, LLC (the “Parent”). Prior to the formation of XPO Holdings, the Company was a wholly owned subsidiary of H&W Franchise Intermediate Holdings, LLC (the “Member”).

As of June 30, 2025, the Company’s portfolio of eight brands consisted of: “Club Pilates,” a Pilates facility franchisor; “CycleBar,” a premier indoor cycling franchise; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; “Rumble,” a boxing concept that offers boxing-inspired group fitness classes; “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members; and “Lindora,” a provider of medically guided wellness and metabolic health solutions, which was acquired on January 2, 2024. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, the Company, through its ownership of the Lindora brand, franchises clinics that provide medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of June 30, 2025 and 2024.

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

Note 2 – Correction of Previously Issued Financial Statements

As previously disclosed in Note 2 of Notes to Consolidated Financial Statements within Part II, Item 8 “Financial Statements and Supplementary Data” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended June 30, 2024, the Company identified misstatements impacting previously issued financial statements. The Company concluded that the aggregate impact of all the errors did not result in a material misstatement of previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2024, have been corrected from amounts previously reported. The Company has also corrected related amounts within the accompanying footnotes.

The identified misstatements impacting the condensed consolidated financial statements for the three and six months ended June 30, 2024 include the following, for which the amounts described below are the net impact:

A.
Rebates – Certain agreement terms had not been properly or timely communicated to be considered for their accounting impact resulting in misstatements including overstatement of costs of product revenue of $27 and understatement of costs of product revenue of $223 for the three and six months ended June 30, 2024, respectively. Additionally, there was an understatement of merchandise revenue of $252 and an overstatement of merchandise revenue of $113 for the three and six months ended June 30, 2024, respectively.
B.
Revenues – The Company’s evaluation of certain revenue contracts did not appropriately evaluate the accounting for all key terms and conditions, resulting in:
1.
An understatement of other service revenue of $134 for the three and six months ended June 30, 2024.
2.
An understatement of merchandise revenue of $537 and costs of product revenue of $429 for the six months ended June 30, 2024.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

C.
Other:
1.
Cost of product revenue – Certain costs and fees related to inventory were not properly expensed in the appropriate period, resulting in an understatement of cost of product revenue of $1,094 and $157 for the three and six months ended June 30, 2024, respectively.
2.
Impairment of assets – Company did not properly assess the disposition of the Stride brand subsequent to the balance sheet date as an impairment indicator as of the balance sheet date, resulting in an overstatement of selling, general and administrative expenses of $338 and an understatement of cost of product revenue for inventory write downs of $64 for the six months ended June 30, 2024.
3.
Legal accruals – Certain legal liabilities had not been communicated to be considered for their accounting impact resulting in an overstatement of selling, general and administrative expenses of $328 for the six months ended June 30, 2024.
4.
Equipment inventory – Equipment inventory which had been received by the Company was not properly recorded resulting in an understatement of cost of product revenue of $95 for the six months ended June 30, 2024.
5.
Cost of product revenue – The Company improperly recognized deferred costs related to equipment resulting in an understatement of $273 of costs of product revenue for the six months ended June 30, 2024.
6.
Invoices – The Company did not properly account for certain vendor invoices, including not recognizing expenses in the period incurred, resulting in an overstatement of costs of franchise and service revenue of $74 and an understatement of selling, general and administrative expenses of $128 for the six months ended June 30, 2024.
D.
The Company has also corrected certain other rounding and immaterial reclassifications that were identified.

The impact of the correction of errors to the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2024 and the condensed consolidated statement of changes to stockholders' equity (deficit) and the condensed consolidated statement of cash flows for the six months ended June 30, 2024 are presented below:

Condensed Consolidated Statement of Operations	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Merchandise revenue	$5,882	252	A	$6,134
Other service revenue	6,310	134	B1	6,444
Total revenue, net	76,517	386		76,903
Operating costs and expenses:
Costs of product revenue	12,866	1,067	A, C1	13,933
Total operating costs and expenses	78,925	1,067		79,992
Operating income	(2,408)	(681)		(3,089)
Loss before income taxes	(13,530)	(681)		(14,211)
Net loss	(13,662)	(681)		(14,343)
Less: Net loss attributable to noncontrolling interests	(4,560)	(220)		(4,780)
Net loss attributable to Xponential Fitness, Inc.	$(9,102)	$(461)		$(9,563)

Net income (loss) per share of Class A common stock:
Basic	$(0.29)	$(0.01)		$(0.30)
Diluted	$(0.29)	$(0.01)		$(0.30)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Operations	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Merchandise revenue	$14,055	424	A, B2	$14,479
Other service revenue	14,172	134	B1	14,306
Total revenue, net	156,038	558		156,596
Operating costs and expenses:
Costs of product revenue	27,257	1,242	A, B2, C1, C2, C4, C5, D	28,499
Costs of franchise and service revenue	10,955	(74)	C6	10,881
Selling, general and administrative expenses	74,144	(535)	C2, C3, C6, D	73,609
Total operating costs and expenses	151,058	633		151,691
Operating income	4,980	(75)		4,905
Loss before income taxes	(17,933)	(75)		(18,008)
Net loss	(18,018)	(75)		(18,093)
Less: Net loss attributable to noncontrolling interests	(6,049)	(1)		(6,050)
Net loss attributable to Xponential Fitness, Inc.	$(11,969)	$(74)		$(12,043)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Changes to Stockholders' Equity (Deficit)	As Previously Reported

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Net loss	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	(9,264)	—	—	9,264	—
Payment received from shareholder	—	—	—	—	—
Balance at March 30, 2024	506,017	(15,775)	(632,994)	(69,807)	(214,251)
Net loss	—	—	(9,102)	(4,560)	(13,662)
Conversion of Class B shares to Class A shares	(2,851)	—	—	2,851	—
Balance at June 30, 2024	$507,986	$(16,135)	$(642,096)	$(71,721)	$(223,658)

	Adjustments

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$(691)	$(14)	$(4,052)	$(1,981)	$(6,738)
Net income	—	—	387	219	606
Conversion of Class B shares to Class A shares	427	—	—	(427)	—
Payment received from shareholder	—	14	—	—	14
Balance at March 30, 2024	(264)	—	(3,665)	(2,189)	(6,118)
Net loss	—	—	(461)	(220)	(681)
Conversion of Class B shares to Class A shares	(53)	—	—	53	—
Balance at June 30, 2024	$(317)	$—	$(4,126)	$(2,356)	$(6,799)

	As Corrected

	Additional Paid-In Capital	Receivable from Member/ Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Net loss	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	(8,837)	—	—	8,837	—
Payment received from shareholder	—	14	—	—	14
Balance at March 30, 2024	505,753	(15,775)	(636,659)	(71,996)	(220,369)
Net loss	—	—	(9,563)	(4,780)	(14,343)
Conversion of Class B shares to Class A shares	(2,904)	—	—	2,904	—
Balance at June 30, 2024	$507,669	$(16,135)	$(646,222)	$(74,077)	$(230,457)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Cash Flows	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	Reclassification	As Corrected
Cash flows from operating activities:
Net loss	$(18,018)	$(75)	$—	$(18,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash lease expense	3,937	172	—	4,109
Change in tax receivable agreement liability	—	—	862	862
Gain from disposal of assets	(6,660)	15	—	(6,645)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,715	(556)	—	1,159
Inventories	1,451	2,858	—	4,309
Prepaid expenses and other current assets	(2,386)	(529)	—	(2,915)
Operating lease liabilities	(2,699)	(266)	—	(2,965)
Deferred costs	2,051	273	—	2,324
Accounts payable	3,419	500	—	3,919
Accrued expenses	35	(2,743)	—	(2,708)
Other current liabilities	3,197	(4,185)	—	(988)
Deferred revenue	(11,404)	337		(11,067)
Other liabilities	(4,319)	4,185	(862)	(996)
Net cash provided by operating activities	5,696	(14)	—	5,682
Cash flows from financing activities:
Payment received from shareholder	—	14	—	14
Net cash used in financing activities	(5,012)	14	—	(4,998)

Note 3 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 16). Marketing fund restricted cash was $16,146 and $15,312 at June 30, 2025 and December 31, 2024, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Total restricted cash was $16,934 and $16,063 at June 30, 2025 and December 31, 2024, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2024	$2,510	$205	$2,715
Bad debt expense recognized during the year	1,133	30	1,163
Write-off of uncollectible amounts	(1,997)	(122)	(2,119)
Balance at June 30, 2025	$1,646	$113	$1,759

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

Franchise revenue – The Company enters into franchise agreements for each franchised studio. The Company’s performance obligation under the franchise license is granting certain rights to access the Company’s intellectual property; all other services the Company provides under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied over the term of each franchise agreement. Those services include initial development, operational training, preopening support and access to the Company’s technology throughout the franchise term. Fees generated related to the franchise license include development fees, royalty fees, marketing fees, technology fees and transfer fees. Variable fees are not estimated at contract inception, and are recognized as revenue when invoiced, which occurs monthly. The Company has concluded that its agreements do not contain any financing components.

Franchise development fee revenue – The Company’s franchise agreements typically operate under ten-year terms with the option for up to two additional five-year successor terms. Starting in 2025 new franchise agreements typically operate under ten-year terms with the option for one additional ten-year successor term. The Company determined the successor options are neither qualitatively nor quantitatively material and do not represent a material right. Initial franchise fees are non-refundable and are typically collected upon signing of the franchise agreement. Initial franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over the franchise life, which the Company has determined to be ten years, as the Company fulfills its promise to grant the franchisee the rights to access and benefit from the Company’s intellectual property and to support and maintain the intellectual property.

Prior to the second quarter of 2025, the Company would enter into an area development agreements with certain franchisees. Area development agreements are for a territory in which a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The related territory is unavailable to any other party and is no longer marketed to future franchisees by the Company. Depending on the number of studios purchased under franchise agreements or area development agreements, the initial franchise fee ranges from $60 (single studio) to $350 (ten studios) and is paid to the Company when a franchisee signs the franchise agreement or the area development agreement. Area development fees are initially recorded as deferred revenue. The development fees are allocated to the number of studios purchased under the development agreement. The revenue is recognized on a straight-line basis over the franchise life for each studio under the development agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Starting in the second quarter of 2025, the Company may enter into multi-unit agreements with certain franchisees. Under these agreements, a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The multi-unit agreement fees are allocated to the number of studios to be developed and as part of the agreement, franchisees are required to remit the full fee associated with the first franchise license and make nonrefundable development fee payments of $10 each to reserve the right to open the subsequent studios as specified. Fees received for the initial franchise license are recorded as deferred revenue. Development fee payments received in advance for studios expected to open within one year are classified as short-term liabilities and development fee payments received in advance for studios expected to open beyond one year are classified as long-term liabilities. Nonrefundable development fee payments are applied towards the multi-unit agreement fees and the remaining balance for each subsequent studio is due upon site selection for the studio and signing of a franchise agreement by the franchisee. Revenue is recognized on a straight-line basis over the franchise life for each studio under the multi-unit agreement. Multi-unit agreement fees and nonrefundable development fee payments are generally recognized as revenue upon the termination of the multi-unit agreement with the franchisee.

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

Recently adopted accounting pronouncements

Segment Reporting – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 during the fourth quarter of 2024, using a retrospective method. The adoption expanded the Company’s disclosures but did not have a material impact on the Company's condensed consolidated financial statements. See Note 18 for additional information.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Business Combinations and Consolidation – In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” ASU No. 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact this amended guidance may have but do not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

Supplemental balance sheet information

	June 30,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses and other	$6,812	$2,210
Tax receivables	2,591	2,659
Gift card receivable	5,420	5,809
Total prepaid expenses and other current assets	$14,823	$10,678

Accrued expenses
Accrued compensation	$2,902	$1,914
Contingent consideration from acquisitions, current portion	575	581
Sales tax accruals	837	1,197
Legal accruals	29,259	13,835
Other accruals	9,871	13,796
Total accrued expenses	$43,444	$31,323

Other current liabilities
Lease liabilities, short-term	$5,856	$5,276
Promissory note	3,467	3,350
Tax receivable agreement liability, current portion	11	2,090
Gift card liability	5,420	5,809
Other current liabilities	1,664	1,719
Total other current liabilities	$16,418	$18,244

Note 4 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the six months ended June 30, 2025 and 2024, the Company refranchised operations at 0 and 10 company-owned transition studios, respectively, received no proceeds in either period, and recorded a net loss of $0 and $122 on disposal of the studio assets, respectively. During the six months ended June 30, 2025 and 2024, the Company also ceased operations at 0 and 11 company-owned transition studios, respectively. The Company enfranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and six months ended June 30, 2025 and 2024, the Company did not record any impairment charges related to studio assets. See Note 9 for discussion of impairment charges related to right-of-use assets.

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

The goodwill recognized in this acquisition was attributable to the synergies that the Company expects to achieve. The fair values, which are Level 3 measurements, of the recognizable intangible assets are comprised of trademarks and franchise agreements. The fair value of the trademarks was estimated by the relief from royalty method and are considered to have an eleven-year life. The fair value of the franchise agreements was based on the excess earnings method and are considered to have a ten-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible. See Note 7 for discussion of impairment charges related to goodwill and intangible assets.

The Company did not incur any transaction costs related to acquisitions during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company incurred $100 and $528, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

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

Note 5 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise and area development fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise and area development and brand fee contract liabilities for the six months ended June 30, 2025. Other deferred revenue amounts of $13,111 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise and area development fees	Brand fees	Total
Balance at December 31, 2024	115,679	920	116,599
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(6,844)	(299)	(7,143)
Increase, excluding amounts recognized as revenue during the period	1,386	559	1,945
Balance at June 30, 2025	$110,221	$1,180	$111,401
(1)
Includes revenue recognized as a result of terminations of $1,447 for the six months ended June 30, 2025.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2025. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise and area development fees	Brand fees	Total
Remainder of 2025	$5,097	$766	$5,863
2026	10,428	414	10,842
2027	10,871	—	10,871
2028	11,713	—	11,713
2029	11,312	—	11,312
Thereafter	60,800	—	60,800
	$110,221	$1,180	$111,401

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2025	2024
Franchise and area development fees	$110,221	$115,679
Brand fees	1,180	920
Equipment and other	13,111	15,248
Total deferred revenue	124,512	131,847
Non-current portion of deferred revenue	100,050	105,935
Current portion of deferred revenue	$24,462	$25,912

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, there were approximately $3,899 and $3,940 of current deferred commission costs and approximately $37,444 and $39,684 in non-current deferred commission costs, respectively. The Company recognized franchise sales commission expense of approximately $1,313 and $2,681 for the three and six months ended June 30, 2025, respectively, and $3,292 and $6,137 for the three and six months ended June 30, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Furniture and equipment	$4,046	$4,046
Computers and software	18,368	19,679
Vehicles	285	285
Leasehold improvements	7,386	7,344
Construction in progress	4,114	2,318
Less: accumulated depreciation	(20,291)	(19,021)
Total property and equipment	$13,908	$14,651

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Depreciation expense for the three and six months ended June 30, 2025 was $997 and $1,983, respectively, and $1,590 and $3,078 for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, the Company recorded an impairment of $1,470, primarily related to software assets for which the Company no longer had established cash flows to support continued recognition of such assets. No impairment of property and equipment was recorded for the six months ended June 30, 2024. Property and equipment impairment expenses are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at June 30, 2025 and December 31, 2024, totaled $127,789 and $135,240, respectively. Cumulative goodwill impairment was $55,371 and $47,920 at June 30, 2025 and December 31, 2024, respectively. The impairment charges are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

During the quarter ended June 30, 2025, the Company determined it was necessary to re-evaluate goodwill of the BFT and Lindora reporting units for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the BFT and Lindora reporting units exceeded their fair values, resulting in a goodwill impairment of $5,105 and $2,346, respectively, and no goodwill remaining for the BFT and Lindora reporting units. The fair value of the reporting units were determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 9.0% to 22.0%, at a weighted average cost of capital (discount rate) of 19.0% for the BFT reporting unit and revenue and expense long-term growth assumptions ranging from 6.0% to 16.0%, at a weighted average cost of capital (discount rate) of 26.0% for the Lindora reporting unit.

The Company also determined that the carrying value of the trademark intangible asset related to the CycleBar reporting unit was in excess of its fair value and recognized an impairment loss of $3,449 during the quarter ended June 30, 2025. As this was a partial impairment, the trademark intangible asset, which was $6,200 as of June 30, 2025, is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

At June 30, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment if the fair value of the Pure Barre reporting unit, and its associated assets, decreases in value due to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

During the quarter ended June 30, 2024, the Company determined it was necessary to re-evaluate goodwill of the CycleBar reporting unit for impairment due to indicators of potential impairment resulting from a decline in forecasted and actual cash flows. Therefore, the Company performed a quantitative assessment of the fair value of the reporting unit using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of the CycleBar reporting unit exceeded its fair value, resulting in a goodwill impairment of $10,911 and no goodwill remaining for the CycleBar reporting unit. The fair value of the reporting unit was determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from (1.0%) to 3.0%, at a weighted average cost of capital (discount rate) of 16.0%. In addition, the Company determined that the franchise agreements intangible assets related to the CycleBar reporting unit were also impaired and recognized an impairment loss of $1,178 in the second quarter of 2024.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Intangible assets consisted of the following:

		June 30, 2025			December 31, 2024
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$23,410	$(7,998)	$15,412	$23,410	$(6,828)	$16,582
Franchise agreements	7.5 – 10	31,800	(24,169)	7,631	31,800	(22,210)	9,590
Intellectual property	5	670	(201)	469	670	(134)	536
Web design and domain	3 – 10	413	(385)	28	413	(380)	33
Deferred video production costs	3	6,904	(5,001)	1,903	6,102	(4,255)	1,847
Total definite-lived intangible assets		63,197	(37,754)	25,443	62,395	(33,807)	28,588
Indefinite-lived intangible assets:
Trademarks	N/A	68,907	—	68,907	72,356	—	72,356
Total intangible assets		$132,104	$(37,754)	$94,350	$134,751	$(33,807)	$100,944

Amortization expense was $1,976 and $3,946, for the three and six months ended June 30, 2025, respectively, and $2,927 and $5,875 for the three and six months ended June 30, 2024, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2025	$3,865
2026	5,258
2027	3,667
2028	3,183
2029	2,856
Thereafter	6,614
Total	$25,443

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

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (10.86% at June 30, 2025).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. Additionally, on March 10, 2025, the Company obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of June 30, 2025, the Company was in compliance with these covenants.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company incurred debt issuance costs of $90 and $269 for the six months ended June 30, 2025 and 2024, respectively. Debt issuance cost amortization and write off amounted to $37 and $87 for the three and six months ended June 30, 2025, respectively, and $52 and $124 for the three and six months ended June 30, 2024, respectively. Unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, were $301 and $297, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of June 30, 2025 and December 31, 2024, was $13,086 and $4,967, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized exit fees as of June 30, 2025 and December 31, 2024, were $6,336 and $0, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances, including exit fee, of long-term debt as of June 30, 2025 were as follows:

Amount
Remainder of 2025	$2,748
2026	5,497
2027	369,529
Total	$377,774

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2025 and December 31, 2024, due to the variable interest rate, which is a Level 2 input.

Note 9 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The Company has guaranteed lease agreements for certain franchisees. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimated what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company recognized ROU asset impairment charges of $558 and $2,473 during the three and six months ended June 30, 2025, respectively. There were no ROU asset impairment charges during the three and six months ended June 30, 2024.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	June 30, 2025	December 31, 2024
ROU assets, net	Right-of-use assets	$20,277	$24,036
Lease liabilities, short-term	Other current liabilities	$5,856	$5,276
Lease liabilities, long-term	Lease liability	$21,335	$23,858

The following table presents the components of lease expense during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,710	$3,033	$3,681	$6,894
Variable lease costs	250	285	458	458
Total	$1,960	$3,318	$4,139	$7,352

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the supplemental cash flow information related to operating leases during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,453	$1,384	$3,088	$2,887
Lease liabilities arising from new ROU assets	$1,374	$—	$1,374	$—

The following table presents other information related to leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.9	4.7
Weighted average discount rate	9.4%	8.8%

Maturities of lease liabilities as of June 30, 2025 are summarized as follows:

Amount
Remainder of 2025	$4,638
2026	7,564
2027	6,958
2028	4,743
2029	3,944
Thereafter	6,443
Total future lease payments	34,290
Less: imputed interest	7,099
Total	$27,191

Note 10 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the Rumble Seller is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. The Company recorded $398 and $782 of interest-in-kind during the three and six months ended June 30, 2025, respectively, and $360 and $709 during the three and six months ended June 30, 2024, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of June 30, 2025, the former owner of Row House borrowed $480, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 126 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 78 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $3,386 and $6,499, during the three and six months ended June 30, 2025, respectively, and $2,345 and $4,449, during the three and six months ended June 30, 2024, respectively, from studios owned by Spartan Fitness.

The Company previously earned revenues and had accounts receivable from a franchisee comprised of a former member of the Company's senior management together with their spouse, a former employee of the Company. The former member of the Company's senior management resigned from the Company effective November 4, 2024, ending the related party relationship, and the former member’s spouse resigned from the Company on April 4, 2025. Revenues from this affiliate, consisting of franchise revenue, marketing fund revenue and merchandise revenue, were $47 and $115 for the three and six months ended June 30, 2024, respectively, and no accounts receivable were recorded as of December 31, 2024, for such sales. The Company provided $716 and $955 of studio support to this franchisee during the three and six months ended June 30, 2024, respectively. Studio support to this franchisee included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to this franchisee in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries and bonuses.

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of TRA payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during the three months ended June 30, 2024, which was included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of June 30, 2025.

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

At June 30, 2025 and December 31, 2024, the Company recognized the preferred maximum redemption value of $116,810, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at June 30, 2025 and December 31, 2024). The recording of the preferred maximum redemption value was treated as deemed contribution (dividend), which was included in the calculation of earnings (loss) per share and resulted in a net increase (decrease) of $0 and $(6,094) to additional paid-in-capital for the six months ended June 30, 2025 and 2024, respectively.

Note 12 – Stockholders' Equity (Deficit)

Common stock – During the six months ended June 30, 2025 and 2024, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,001 and 476 shares of Class A common stock on a one-for-one basis, respectively.

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

During the six months ended June 30, 2025 and 2024, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of June 30, 2025:

Owner	Units Owned	Ownership percentage
XPO Inc.	35,082	71.9%
Noncontrolling interests	13,738	28.1%
Total	48,820	100.0%

Note 13 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	2,137	$14.38
Issued	954	$9.86
Vested	(629)	$15.11
Forfeited, expired, or canceled	(335)	$14.17
Outstanding at June 30, 2025	2,127	$11.65

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

The Company grants performance-based RSUs, which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period which is typically three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During the six months ended June 30, 2025, 26 performance-based RSUs were earned and issued and 95 performance based RSUs were forfeited. The Company did not grant any performance-based RSUs during the six months ended June 30, 2025.

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,666	$4,196	$5,947	$8,138
Total stock-based compensation expense, before tax	2,666	4,196	5,947	8,138
Income tax benefit (expense)	123	(136)	232	—
Total stock-based compensation expense, after tax	$2,543	$4,332	$5,715	$8,138

Income tax benefit relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At June 30, 2025, the Company had $20,075 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.13 years.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 14 – Income Taxes and Tax Receivable Agreement

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 71.9% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration, impairments which are not currently deductible, and the valuation allowance against the deferred tax asset. The effective tax rate for the three and six months ended June 30, 2025, was 18.8% and (154.5%), respectively, and (0.9%) and (0.5%) for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, the Company recognized income tax expense of $312 and $797, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 28.1%. During the three and six months ended June 30, 2024, the Company recognized income tax expense of $132 and $85, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 33.3%, respectively.

As of June 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2025. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. XPO Holdings recently received an IRS audit letter for tax year 2023. As the audit has just commenced, the Company is currently not aware of any adjustments. The Company is not currently under examination by income tax authorities in state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2020 through 2024. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

On July 4, 2025, new U.S. tax legislation was signed into law, which enacts significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc. The impact of the tax law changes will be included in the Company’s financial statements beginning in the three months ending September 30, 2025.

Tax receivable agreement – In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of (i) certain favorable tax attributes acquired from H&W Investco Blocker II, LP (the “Blocker Company”) in the merger of the Blocker Company with and into XPO Inc. (including net operating losses and the Blocker Company’s allocable share of existing tax basis); (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of June 30, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $11 and $1,975 of the current and non-current portions of the TRA, respectively, $86,878 of the TRA liability was not recorded as of June 30, 2025. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 13,664 and 14,062 for the three and six months ended June 30, 2025, respectively, and 16,244 and 16,356 for the three and six months ended June 30, 2024, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to XPO Inc. - diluted	$1,346	$(14,343)	$(1,313)	$(18,093)
Less: net loss attributable to noncontrolling interests	156	4,827	1,460	9,547
Less: dividends on preferred shares	(1,898)	(2,150)	(3,796)	(4,013)
Less: deemed contribution (dividend)	—	2,012	—	(6,094)
Net loss attributable to XPO Inc. - basic and diluted	(396)	(9,654)	(3,649)	(18,653)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	34,972	31,806	34,444	31,465

Net loss per share attributable to Class A common stock - basic	$(0.01)	$(0.30)	$(0.11)	$(0.59)
Net loss per share attributable to Class A common stock - diluted	$(0.01)	$(0.30)	$(0.11)	$(0.59)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,850	2,263	1,850	2,263
Conversion of Class B common stock to Class A common stock	13,663	16,016	13,663	16,016
Convertible preferred stock	8,112	8,112	8,112	8,112
Treasury share options	75	75	75	75
Rumble contingent shares	2,024	2,024	2,024	2,024
Profits interests, time vesting	—	1	—	1

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $29,952, and $14,717, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $15,000, which was included in accounts receivable, net, in the condensed consolidated balance sheet as of June 30, 2025. Additionally, during the six months ended June 30, 2025, the Company received proceeds of $14,750 in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of June 30, 2025 and the cash proceeds received during the six months ended June 30, 2025 were recognized within selling, general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2025. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding our current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure, and the parties are working to comply with the Order. The Company recorded an accrual in anticipation of this settlement, which is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2025.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the Court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemental complaint. On April 15, 2025, Defendants filed their motion to dismiss the supplemental complaint. Instead of opposing Defendants’ motion to dismiss, on May 6, 2025, plaintiffs filed an amended consolidated complaint, which, among other things, adds three new entity defendants to the claim under Section 20(a) of the Exchange Act. The Company filed a motion to dismiss the amended consolidated complaint on July 1, 2025 that is scheduled for hearing on November 14, 2025, as of the date of this Quarterly Report on Form 10-Q. The litigation is preliminary in nature and involves substantial uncertainties, and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Messrs. Geisler and Meloun for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the Court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. On March 31, 2025, the Court consolidated the Nelson action with the previously consolidated Akande and Ayers action. On July 21, 2025, the Company received a shareholder demand making allegations similar to those made by Ayers, Akande and Nelson. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

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

On February 21, 2025, the Company received a complaint on behalf of a putative nationwide class alleging violations of the Telephone Consumer Protection Act. The matter was settled on June 24, 2025 for $18.

Government investigations – On December 5, 2023, the Company was contacted by the Securities and Exchange Commission (the “SEC”), requesting that the Company provide it with certain information and documents. The Company received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”). On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). On July 1, 2025, the SEC informed the Company that it had concluded its investigation without action. The Company intends to cooperate fully with the USAO, FTC, and NYAG in these investigations, and the Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from these investigations. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of these investigations or estimate the range of any potential loss.

Other regulatory matters – On April 10, 2023, the Company received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to the Company's compliance with California’s Franchise Investment Law. On November 4, 2024, without admission of wrongdoing, the Company entered into a Consent Order with the DFPI to resolve the matter. As part of the Consent Order, the Company paid an administrative penalty of $450, agreed to desist and refrain from any violations of the California Franchise Investment Law, agreed to various compliance training, and agreed to include a summary of the Consent Order in Item 3 of the Franchise Disclosure Documents.

In addition, the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Maryland, the Washington Department of Financial Institutions, and the Virginia Division of Securities and Retail Franchising are investigating the Company’s compliance with applicable franchise laws.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the three and six months ended June 30, 2025, the Company recorded an increase (decrease) of $(1,914) and $(10,575) to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). During the three and six months ended June 30, 2024 the Company recorded an increase (decrease) of $(1,205) and $3,245 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At June 30, 2025 and December 31, 2024, contingent consideration of $6,730 and $17,305 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $0 and $2 during the three and six months ended June 30, 2025, respectively, and $36 and $77 during the three and six months ended June 30, 2024, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $0 and $6 during the three and six months ended June 30, 2025, respectively, and $(285) and $(648) during the three and six months ended June 30, 2024, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $0 during the three and six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, contingent consideration was $132 and $124 recorded as accrued expenses, respectively, in the condensed consolidated balance sheets.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The Company recorded additional contingent consideration of $15 and $46 during the three and six months ended June 30, 2025, respectively, and $17 and $34 during the three and six months ended June 30, 2024, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $(1) and $16 during the three and six months ended June 30, 2025, respectively, and $173 during the three and six months ended June 30, 2024, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $500 during the six months ended June 30, 2025, and $0 during the six months ended June 30, 2024. At June 30, 2025 and December 31, 2024, contingent consideration was $443 and $457 recorded as accrued expenses, respectively, and $0 and $424 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of June 30, 2025 and December 31, 2024, a $651 and $150 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $2,173 and $3,617 as of June 30, 2025 and December 31, 2024, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of June 30, 2025 and December 31, 2024, a $1,175 and $2,034 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2025 totaling between approximately $13,100 to $16,800 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Impairment and accelerated amortization of right-of-use assets	$558	$—	$2,473	$—
Contract termination and other associated costs	305	83	633	605
Loss on lease terminations and sale or disposal of assets, net (1)	603	421	426	4,437
Other restructuring costs	61	1,806	397	4,022
Total restructuring charges, net	$1,527	$2,310	$3,929	$9,064

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three and six months ended June 30, 2025 is net of, among other things, a $694 gain on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset. Amount for the three and six months ended June 30, 2024 is net of, among other things, a $421 and $4,057 gain, respectively, on lease termination related to a lease for which the Company had recognized accelerated right-of-use asset amortization.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Costs of product revenue	$—	$17	$—	$113
Selling, general and administrative expenses	969	2,293	1,456	8,951
Impairment of goodwill and other noncurrent assets	558	—	2,473	—
Total restructuring charges, net	$1,527	$2,310	$3,929	$9,064

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Balance at December 31, 2024	$5,235
Charges incurred	2,149
Payments	(4,345)
Balance at June 30, 2025	$3,039

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 18 – Segment Information

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

The Company generated $2,731 and $5,348 of revenue outside of the United States during the three and six months ended June 30, 2025, respectively, and $3,502 and $7,090 during the three and six months ended June 30, 2024, respectively. Revenue generated outside of the United States is primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of June 30, 2025 and 2024, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenue, net	$76,208	$76,903	$153,091	$156,596
Less:
Costs of product revenue	10,505	13,933	22,477	28,499
Costs of franchise and service revenue	3,955	5,834	8,052	10,881
Marketing and promotion	1,205	2,091	2,566	4,224
Salary and wages	10,555	11,040	22,027	22,239
Professional services (including legal and accounting)	1,841	9,429	24,671	15,186
Rent and occupancy	1,642	3,030	3,279	8,187
Marketing fund expense	8,855	7,847	18,212	14,362
Acquisition and transaction expenses (income)	(1,915)	(1,217)	(10,553)	3,298
Other segment items(1)	7,066	7,456	13,114	16,497
Equity-based compensation	2,666	4,196	5,947	8,138
Depreciation and amortization	2,973	4,517	5,929	8,953
Impairment of goodwill and other noncurrent assets	12,928	12,089	14,843	12,089
Interest income	(701)	(387)	(1,320)	(750)
Interest expense	12,975	11,256	24,363	22,801
Income taxes	312	132	797	85
Segment net income (loss)	$1,346	$(14,343)	$(1,313)	$(18,093)
(1)
Other segment items include restructuring expenses of $907 and $1,058 for the three and six months ended June 30, 2025, respectively, and $487 and $4,930 for the three and six months ended June 30, 2024, respectively. Other segment items also include travel expenses, insurance expense, TRA expense, and other selling, general and administrative expenses.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 19 – Subsequent events

Retail supply agreement

On July 3, 2025, the Company and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) to be effective as of December 1, 2025 (the “Effective Date”). All capitalized terms in this “retail supply agreement” section not otherwise defined herein shall have the meanings ascribed to them in the Agreement. The Agreement relates to the outsourcing of the Company’s retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC has agreed to purchase the Company’s existing retail inventory, subject to certain exceptions, no later than the Effective Date of the Agreement. This strategic initiative shifts management of the franchisee retail experience from our in-house teams to a dedicated e-commerce provider, allowing us to focus on core business priorities.

Pursuant to the Agreement, FC will pay to the Company domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of Products to the Company or its franchisees. The domestic Commissions will be paid by FC to the Company based on each Contract Year (prorated for any partial Contract Year) in a minimum aggregate amount of $50,000 over the five-year period subject to certain adjustments provided in the Agreement.

Additionally, pursuant to the Agreement, FC is required to have a minimum amount of equity at its inception, including an amount in asset-based lending credit facilities and in inventory financing from FC’s vendors (collectively, the “Capital”). If such Capital is not fully funded by October 31, 2025, the Agreement will be null and void with no further obligation between the parties except those stated in the prior and underlying agreements.

Rumble and CycleBar divestiture

On July 24, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive total consideration of $7,000, including an initial cash payment of $2,000 and a final payment of $5,000 due within 60 days from the divestiture of the CycleBar and Rumble brands. The Company has not yet finalized its accounting for the transaction. The divestiture allows the Company to better focus and utilize its resources on its core brands and other opportunities which better align with its long-term strategies.

Appointment of new Chief Executive Officer and Director

On August 7, 2025, the Company announced that its board of directors had unanimously appointed Mr. Mike Nuzzo as Chief Executive Officer effective August 7, 2025. Mr. Nuzzo also joined the Company’s board of directors. Mr. Nuzzo succeeds Mark King, who chose to retire from his position as Chief Executive Officer and as a member of the Company’s board of directors, also effective August 7, 2025. On July 30, 2025, the Company entered into an employment agreement with Mr. Nuzzo in connection with his appointment as Chief Executive Officer, to be effective as of August 7, 2025.

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

The following Management’s Discussion and Analysis gives effect to the correction of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024, as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. ( “XPO Inc.”), and together with its subsidiaries, ( the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 71.9% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of eight brands spanning across verticals including Pilates, indoor cycling, barre, stretching, boxing, functional training, metabolic health and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 30 additional countries as of June 30, 2025. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; CycleBar, the largest indoor cycling brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; Rumble, a boxing-inspired full-body workout; BFT, a functional training and strength-based program; and Lindora, a provider of medically guided wellness and metabolic health solutions.

As of June 30, 2025, 2,823 studios were open in North America (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 1,461 additional studios under existing franchise agreements. In addition, as of June 30, 2025, we had 504 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 1,013 new studios, of which master franchisees have sold 246 licenses for studios not yet opened as of June 30, 2025.

During the six months ended June 30, 2025 and 2024, we generated revenue outside the United States of $5.3 million and $7.1 million, respectively. As of June 30, 2025 and December 31, 2024, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Recent Developments

Appointment of new Chief Executive Officer and Director

On August 7, 2025, we announced that our board of directors had unanimously appointed Mr. Mike Nuzzo as Chief Executive Officer effective August 7, 2025. Mr. Nuzzo also joined our board of directors. Mr. Nuzzo succeeds Mark King, who chose to retire from his position as Chief Executive Officer and as a member of our board of directors, also effective August 7, 2025. On July 30, 2025, we entered into an employment agreement with Mr. Nuzzo in connection with his appointment as Chief Executive Officer, to be effective as of August 7, 2025. Mr. Nuzzo brings more than 25 years of executive leadership in the retail and consumer services sectors across strategic, operational, financial, and growth-focused disciplines.

Rumble and CycleBar divestiture

On July 24, 2025, we entered into an agreement with a buyer to divest the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. We will receive total consideration of $7.0 million, including an initial cash payment of $2.0 million and a final payment of $5.0 million due within 60 days from the divestiture of the CycleBar and Rumble brands. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

Retail supply agreement

On July 3, 2025, we and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) to be effective as of December 1, 2025 (the “Effective Date”). All capitalized terms in this “retail supply agreement” section not otherwise defined herein shall have the meanings ascribed to them in the Agreement. The Agreement relates to the outsourcing of our retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC has agreed to purchase the Company’s existing retail inventory, subject to certain exceptions, no later than the Effective Date of the Agreement. This strategic initiative shifts management of the franchisee retail experience from our in-house teams to a dedicated e-commerce provider, allowing us to focus on core business priorities.

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of Products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each Contract Year (prorated for any partial Contract Year) in a minimum aggregate amount of $50 million over the five-year period subject to certain adjustments provided in the Agreement.

Additionally, pursuant to the Agreement, FC is required to have a minimum amount of equity at its inception, including an amount in asset-based lending credit facilities and in inventory financing from FC’s vendors (collectively, the “Capital”). If such Capital is not fully funded by October 31, 2025, the Agreement will be null and void with no further obligation between the parties except those stated in the prior and underlying agreements.

Paused offering or selling franchises

On April 10, 2023, we received notice of an investigation from the Commissioner of California’s Department of Financial Protection and Innovation (“DFPI”) related to our compliance with California’s Franchise Investment Law. On November 4, 2024, without admission of wrongdoing, we entered into a Consent Order with the DFPI to resolve the matter.

In addition, on April 26, 2024, we received a request for information from the Office of the Attorney General of the State of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of the inquiry, the Company has been unable to offer and sell franchises in Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. The Maryland matter is ongoing. The Company is aware of investigations being conducted by the Office of the Attorney General of the State of New York, the Washington Department of Financial Institutions, and the Virginia Division of Securities and Retail Franchising regarding the Company’s compliance with applicable franchise laws.

In March 2025, the 2025 Franchise Disclosure Documents (“FDDs”) were issued for the BFT, Club Pilates, CycleBar, Pure Barre, Rumble, Stretch Lab, and Yoga Six franchise programs. The franchisors can offer and sell franchises in most states using the 2025 FDDs (except for Rumble and CycleBar due to the divestiture discussed above). The franchisors continue pursuit of registration of the FDDs in the few remaining states that still require registration and the pause on offering or selling franchises is ongoing in these states. The inability to sell licenses for an extended period has slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and six months ended June 30, 2025, we recognized total restructuring charges of $1.5 million, net of gains, and $3.9 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2025 totaling between approximately $13.1 million to $16.8 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2025.

Once completed, we estimate annualized savings of approximately $13.5 million to $15.5 million as a result of the restructuring plan. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, as we may not be able to reach agreement with contractual counterparties or the charges may be greater than expected. Any reduction in the amount of annualized savings we expect to achieve would negatively impact our business. See Note 17 of Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table sets forth our key performance indicators for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
System-wide sales	$473,534	$421,471	$940,331	$817,915
Number of new studio openings globally, gross	86	108	202	219
Number of studios operating globally (cumulative total as of period end)	3,327	3,102	3,327	3,102
Number of licenses sold globally (cumulative total as of period end)	6,344	6,125	6,344	6,125
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	1,013	1,048	1,013	1,048
AUV (LTM as of period end)	$682	$641	$682	$641
Quarterly AUV (run rate)	$659	$638	NA	NA
Same store sales growth	1%	7%	3%	8%

The following tables present additional information related to our studio and license key performance indicators for the three and six months ended June 30, 2025 and 2024 :

	Three Months Ended June 30,
	2025			2024
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,806	492	3,298	2,647	432	3,079
New studio openings, net	17	12	29	13	10	23
Studios operating at end of period	2,823	504	3,327	2,660	442	3,102
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,359	927	6,286	5,226	812	6,038
New franchise license sales	18	40	58	52	35	87
Franchise licenses sold (total end of period)	5,377	967	6,344	5,278	847	6,125

Studios obligated to open internationally under MFAs:	June 30, 2025			June 30, 2024
Gross studios obligated to open under MFAs		1,501			1,474
Less: studios opened under MFAs		488			426
Remaining studios obligated to open under MFAs		1,013			1,048
Licenses sold by master franchisees, net (1)		246			261
(1)
Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

	Six Months Ended June 30,
	2025			2024
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,758	475	3,233	2,583	411	2,994
New studio openings, net	65	29	94	77	31	108
Studios operating at end of period	2,823	504	3,327	2,660	442	3,102
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	5,359	906	6,265	5,106	759	5,865
New franchise license sales	18	61	79	172	88	260
Franchise licenses sold (total end of period)	5,377	967	6,344	5,278	847	6,125
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	9	—	9	—	—	—

Studios obligated to open internationally under MFAs:	June 30, 2025			June 30, 2024
Gross studios obligated to open under MFAs		1,501			1,474
Less: studios opened under MFAs		488			426
Remaining studios obligated to open under MFAs		1,013			1,048
Licenses sold by master franchisees, net (2)		246			261
(1)
Reflects the number of development fee payments on future franchise licenses received by us and unused as of period end. The number of development fee payments on future franchise licenses is not included in the franchise licenses sold count.
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

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a Studio No Longer Operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of North America traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the Number of Studios Operating count. For the three and six months ended June 30, 2025, this represented 0.2% of our North America studio base compared to 0.7% for the three and six months ended June 30, 2024. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America franchisee-owned studios
Studios operated at beginning of period	2,805	2,646	2,757	2,562
New studio openings	66	89	159	174
Refranchised studios (1)	—	—	—	10
Studios no longer operating	(49)	(76)	(94)	(87)
Studios operated at end of period	2,822	2,659	2,822	2,659

North America company-owned transition studios
Studios operated at beginning of period	1	1	1	21
Refranchised studios(1)	—	—	—	(10)
Studios no longer operating	—	—	—	(10)
Studios operated at end of period	1	1	1	1

Total North America studios
Studios operated at beginning of period	2,806	2,647	2,758	2,583
New studio openings	66	89	159	174
Studios no longer operating	(49)	(76)	(94)	(97)
Studios operated at end of period	2,823	2,660	2,823	2,660
(1)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total studios
Studios operated at beginning of period	492	432	475	411
New studio openings	20	19	43	45
Studios no longer operating	(8)	(9)	(14)	(14)
Studios operated at end of period	504	442	504	442

The following table sets forth the total number of operating studios globally for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total studios
Studios operated at beginning of period	3,298	3,079	3,233	2,994
New studio openings	86	108	202	219
Studios no longer operating	(57)	(85)	(108)	(111)
Studios operated at end of period	3,327	3,102	3,327	3,102

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

As of June 30, 2025, we estimate approximately forty percent of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

Development fee payments on future franchise licenses

As part of a multi-unit agreement, franchisees purchase an initial franchise license and make nonrefundable development fee payments to reserve the right to open additional studios. The number of development fee payments on future franchise licenses sold in North America reflect the number of development fee payments received by us and unused as of period end. The number of development fee payments on future franchise licenses is not included in the licenses sold count. The remaining balance of the franchise license fee for each additional studio is due upon site selection for the studio and signing of a franchise agreement by the franchisee. The number of development fee payments on future franchise licenses is a useful indicator of the number of additional licenses that may be sold in the future, although it is not certain that these development fee payments will result in a sold license. Management reviews the number of development fee payments on future franchise licenses to help monitor and forecast license sales and studio growth.

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

The following table reconciles our North America operating studios for the three and six months ended June 30, 2025 and 2024, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,823	2,660	2,823	2,660
Studios no longer operating but generated sales in the period	12	4	12	4
Less: studios less than 13 months old	(365)	(456)	(365)	(456)
Less: non-traditional studio locations	(4)	(7)	(4)	(7)
Less: studios without 13 months of consecutive sales as of measurement date	(9)	(27)	(9)	(27)
Total	2,457	2,174	2,457	2,174

North America studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,823	2,660	NA	NA
Studios no longer operating but generated sales in the period	76	33	NA	NA
Less: studios less than 6 months old	(242)	(312)	NA	NA
Less: non-traditional studio locations	(4)	(8)	NA	NA
Less: studios with no sales in the period	(1)	(2)	NA	NA
Total	2,652	2,371	NA	NA

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales to include monthly sales for any traditional studio location in North America. If the studio has generated at least 13 months of consecutive positive sales and opened at least 13 calendar months ago as of any month within the measurement period, the respective comparable months will be included. We measure same store sales based solely upon monthly sales as derived through the designated point-of-sale system. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

The following table reconciles our North America operating studios for the three and six months ended June 30, 2025 and 2024, respectively, to the total studios contributing to same store sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America studios contributing to same store sales
Operating studios (end of period)	2,823	2,660	2,823	2,660
Studios no longer operating but generated sales in the period	37	16	91	35
Less: studios less than 13 months old	(365)	(456)	(365)	(456)
Less: non-traditional studio locations	(4)	(7)	(4)	(7)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(7)	(19)	(5)	(19)
Total	2,484	2,194	2,540	2,213

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue, net:
Franchise revenue	$45,353	$43,020	$89,247	$84,774
Equipment revenue	9,509	12,925	20,613	26,825
Merchandise revenue	5,613	6,134	11,868	14,479
Franchise marketing fund revenue	9,461	8,380	18,730	16,212
Other service revenue	6,272	6,444	12,633	14,306
Total revenue, net	76,208	76,903	153,091	156,596
Operating costs and expenses:
Costs of product revenue	10,505	13,933	22,477	28,499
Costs of franchise and service revenue	3,955	5,834	8,052	10,881
Selling, general and administrative expenses	24,084	36,989	69,629	73,609
Impairment of goodwill and other noncurrent assets	12,928	12,089	14,843	12,089
Depreciation and amortization	2,973	4,517	5,929	8,953
Marketing fund expense	8,855	7,847	18,212	14,362
Acquisition and transaction expenses (income)	(1,915)	(1,217)	(10,553)	3,298
Total operating costs and expenses	61,385	79,992	128,589	151,691
Operating income (loss)	14,823	(3,089)	24,502	4,905
Other expense (income):
Interest income	(701)	(387)	(1,320)	(750)
Interest expense	12,975	11,256	24,363	22,801
Other expense	891	253	1,975	862
Total other expense	13,165	11,122	25,018	22,913
Income (loss) before income taxes	1,658	(14,211)	(516)	(18,008)
Income taxes	312	132	797	85
Net income (loss)	$1,346	$(14,343)	$(1,313)	$(18,093)

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
				(As Corrected)
Revenue, net:
Franchise revenue	60%	56%	58%	54%
Equipment revenue	12%	17%	13%	17%
Merchandise revenue	7%	8%	8%	10%
Franchise marketing fund revenue	12%	11%	13%	10%
Other service revenue	9%	8%	8%	9%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	14%	18%	15%	18%
Costs of franchise and service revenue	5%	8%	5%	7%
Selling, general and administrative expenses	32%	48%	45%	47%
Impairment of goodwill and other noncurrent assets	17%	16%	10%	8%
Depreciation and amortization	4%	6%	4%	6%
Marketing fund expense	12%	10%	12%	9%
Acquisition and transaction expenses (income)	(3)%	(2)%	(7)%	2%
Total operating costs and expenses	81%	104%	84%	97%
Operating income (loss)	19%	(4)%	16%	3%
Other expense (income):
Interest income	(1)%	(1)%	(1)%	—%
Interest expense	17%	15%	16%	15%
Other expense	1%	—%	1%	1%
Total other expense	17%	14%	16%	16%
Income (loss) before income taxes	2%	(18)%	—%	(13)%
Income taxes	—%	—%	1%	—%
Net Income (loss)	2%	(18)%	1%	(13)%

Comparison of the three months ended June 30, 2025 and 2024

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2025 versus the three months ended June 30, 2024.

Revenue

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$45,353	$43,020	$2,333	5.4%
Equipment revenue	9,509	12,925	(3,416)	(26.4)%
Merchandise revenue	5,613	6,134	(521)	(8.5)%
Franchise marketing fund revenue	9,461	8,380	1,081	12.9%
Other service revenue	6,272	6,444	(172)	(2.7)%
Total revenue, net	$76,208	$76,903	$(695)	(0.9)%

Total revenue, net. Total revenue was $76.2 million in the three months ended June 30, 2025, compared to $76.9 million in the three months ended June 30, 2024, a decrease of $0.7 million, or 1%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue, partially offset by an increase in franchise revenue and franchise marketing fund revenue.

Franchise revenue. Franchise revenue was $45.4 million in the three months ended June 30, 2025, compared to $43.0 million in the three months ended June 30, 2024, an increase of $2.3 million, or 5%. Franchise revenue consisted of franchise royalty fees of $33.7 million, franchise territory fees of $4.4 million, technology fees of $4.4 million and training fees of $2.9 million in the three months ended June 30, 2025, compared to franchise royalty fees of $28.5 million, franchise territory fees of $7.4 million, technology fees of $4.2 million and training fees of $2.9 million in the three months ended June 30, 2024. The increase in franchise royalty fees and technology fees was primarily due to an increase in number of operating studios globally since June 30, 2024. The decrease in franchise territory fees is primarily attributed to a decrease of $3.0 million, or 83%, in revenue recognized as a result of franchise agreement terminations year-over-year to $0.6 million in the three months ended June 30, 2025, compared to $3.6 million in the prior year period.

Equipment revenue. Equipment revenue was $9.5 million in the three months ended June 30, 2025, compared to $12.9 million in the three months ended June 30, 2024, a decrease of $3.4 million, or 26%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily driven by a decrease in global equipment installations in the three months ended June 30, 2025, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $5.6 million in the three months ended June 30, 2025, compared to $6.1 million in the three months ended June 30, 2024, a decrease of $0.5 million, or 8%. The decrease was primarily due to lower demand from studios and a decrease in vendor rebates compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $9.5 million in the three months ended June 30, 2025, compared to $8.4 million in the three months ended June 30, 2024, an increase of $1.1 million, or 13%. The increase was primarily due to an increase in number of operating studios in North America since June 30, 2024.

Other service revenue. Other service revenue was $6.3 million in the three months ended June 30, 2025, compared to $6.4 million in the three months ended June 30, 2024, a decrease of 3%. The decrease was primarily due to a $0.2 million decrease in other preferred vendor commission revenue and brand fee revenue.

Operating Costs and Expenses

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$10,505	$13,933	$(3,428)	(24.6)%
Costs of franchise and service revenue	3,955	5,834	(1,879)	(32.2)%
Selling, general and administrative expenses	24,084	36,989	(12,905)	(34.9)%
Impairment of goodwill and other noncurrent assets	12,928	12,089	839	6.9%
Depreciation and amortization	2,973	4,517	(1,544)	(34.2)%
Marketing fund expense	8,855	7,847	1,008	12.8%
Acquisition and transaction income	(1,915)	(1,217)	(698)	57.4%
Total operating costs and expenses	$61,385	$79,992	$(18,607)	(23.3)%

Costs of product revenue. Costs of product revenue was $10.5 million in the three months ended June 30, 2025, compared to $13.9 million in the three months ended June 30, 2024, a decrease of $3.4 million, or 25%, compared to a decrease in related revenues of 21%. The decrease in cost of product revenue was partially driven by a decrease in global equipment installations in the three months ended June 30, 2025, compared to the prior year period. Costs of product revenue as a percentage of related revenue decreased to 69% in the three months ended June 30, 2025, from 73% in the comparable prior year period. The decrease was partly due to a decrease in write downs of slow-moving inventory in the current year period.

Costs of franchise and service revenue. Costs of franchise and service revenue was $4.0 million in the three months ended June 30, 2025, compared to $5.8 million in the three months ended June 30, 2024, a decrease of $1.9 million, or 32%. The decrease was primarily due to a $2.0 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease. The decrease in cost of franchise and service revenue is also attributed to a decrease of $1.5 million, or 79%, in costs recognized as a result of franchise agreement terminations year-over-year to $0.4 million in the three months ended June 30, 2025, compared to $1.9 million in the prior year period.

Selling, general and administrative expenses. Selling, general and administrative expenses were $24.1 million in the three months ended June 30, 2025, compared to $37.0 million in the three months ended June 30, 2024, a decrease of $12.9 million, or 35%. The decrease was primarily attributable to a decrease in legal expenses of $7.6 million (driven by nonrecurring insurance credits of $15.0 million in the current period) related to various legal matters including government investigations; a decrease of $1.5 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; a decrease in marketing and advertising expenses of $0.9 million; lower restructuring and related charges of $1.0 million in the current year period; a decrease in salaries and wages of $0.5 million; and a net decrease in other variable expenses of $1.4 million.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $12.9 million in the three months ended June 30, 2025, compared to $12.1 million in the three months ended June 30, 2024, an increase of $0.8 million. The increase was due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, and other noncurrent asset impairments of $2.0 million compared to write down of franchise agreements and goodwill of $12.1 million related to the CycleBar reporting unit in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $3.0 million in the three months ended June 30, 2025, compared to $4.5 million in the three months ended June 30, 2024, a decrease of $1.5 million, or 34%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $8.9 million in the three months ended June 30, 2025, compared to $7.8 million in the three months ended June 30, 2024, an increase of $1.0 million, or 13%. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended June 30, 2025, marketing fund revenue was $0.6 million higher than marketing fund expense, however marketing fund expense is expected to increase in the second half of 2025.

Acquisition and transaction income. Acquisition and transaction income was $1.9 million in the three months ended June 30, 2025, compared to income of $1.2 million in the three months ended June 30, 2024, a decrease of $0.7 million, or 57%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(701)	$(387)	$(314)	81.1%
Interest expense	12,975	11,256	1,719	15.3%
Other expense	891	253	638	252.2%
Total other expense, net	$13,165	$11,122	$2,043	18.4%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $0.7 million in the three months ended June 30, 2025, compared to $0.4 million in the three months ended June 30, 2024.

Interest expense. Interest expense was $13.0 million in the three months ended June 30, 2025, compared to $11.3 million in the three months ended June 30, 2024, an increase of $1.7 million, or 15%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.9 million in the three months ended June 30, 2025, compared to $0.3 million in the three months ended June 30, 2024.

Income Taxes

	Three Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes	$312	$132	$180	136.4%

Income taxes (benefit). Income taxes was 18.8% of our share of pre-tax book income in the three months ended June 30, 2025, compared to (0.9%) of pre-tax book loss in the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2025 versus the six months ended June 30, 2024.

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$89,247	$84,774	$4,473	5.3%
Equipment revenue	20,613	26,825	(6,212)	(23.2)%
Merchandise revenue	11,868	14,479	(2,611)	(18.0)%
Franchise marketing fund revenue	18,730	16,212	2,518	15.5%
Other service revenue	12,633	14,306	(1,673)	(11.7)%
Total revenue, net	$153,091	$156,596	$(3,505)	(2.2)%

Total revenue. Total revenue was $153.1 million in the six months ended June 30, 2025, compared to $156.6 million in the six months ended June 30, 2024, a decrease of $3.5 million, or 2%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue, partially offset by an increase in franchise revenue and franchise marketing fund revenue.

Franchise revenue. Franchise revenue was $89.2 million in the six months ended June 30, 2025, compared to $84.8 million in the six months ended June 30, 2024 , an increase of $4.5 million, or 5%. Franchise revenue consisted of franchise royalty fees of $66.2 million, franchise territory fees of $8.1 million, technology fees of $8.8 million and training fees of $6.1 million in the six months ended June 30, 2025, compared to franchise royalty fees of $56.0 million, franchise territory fees of $14.7 million, technology fees of $8.3 million and training fees of $5.8 million in the six months ended June 30, 2024. The increase in franchise royalty fees, technology fees and training fees was primarily due to an increase in number of operating studios globally since June 30, 2024 (including studios related to the Lindora acquisition in the first quarter of 2024), partly offset by a decrease in franchise territory fees. The decrease in franchise territory fees is primarily attributed to a decrease of $5.4 million, or 79%, in revenue recognized as a result of franchise agreement terminations year-over-year to $1.4 million in the six months ended June 30, 2025, compared to $6.8 million in the prior year period.

Equipment revenue. Equipment revenue was $20.6 million in the six months ended June 30, 2025, compared to $26.8 million in the six months ended June 30, 2024, a decrease of $6.2 million, or 23%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily driven by a decrease in global equipment installations in the six months ended June 30, 2025, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $11.9 million in the six months ended June 30, 2025 compared to $14.5 million in the six months ended June 30, 2024, a decrease of $2.6 million, or 18%. The decrease was due primarily to a decrease in demand from studios and a decrease in vendor rebates compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $18.7 million in the six months ended June 30, 2025, compared to $16.2 million in the six months ended June 30, 2024, an increase of $2.5 million, or 16%. The increase was primarily due to an increase in number of operating studios in North America since June 30, 2024.

Other service revenue. Other service revenue was $12.6 million in the six months ended June 30, 2025, compared to $14.3 million in the six months ended June 30, 2024, a decrease of $1.7 million, or 12%. The decrease was primarily due to a $1.2 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios.

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$22,477	$28,499	$(6,022)	(21.1)%
Costs of franchise and service revenue	8,052	10,881	(2,829)	(26.0)%
Selling, general and administrative expenses	69,629	73,609	(3,980)	(5.4)%
Impairment of goodwill and other assets	14,843	12,089	2,754	22.8%
Depreciation and amortization	5,929	8,953	(3,024)	(33.8)%
Marketing fund expense	18,212	14,362	3,850	26.8%
Acquisition and transaction expenses (income)	(10,553)	3,298	(13,851)	(420.0)%
Total operating costs and expenses	$128,589	$151,691	$(23,102)	(15.2)%

Costs of product revenue. Costs of product revenue was $22.5 million in the six months ended June 30, 2025, compared to $28.5 million in the six months ended June 30, 2024, a decrease of $6.0 million, or 21%, compared to a decrease in related revenues of 21%. The decrease in cost of product revenue was primarily driven by a decrease in global equipment installations in the three months ended June 30, 2025, compared to the prior year period. Costs of product revenue as a percentage of related revenue was 69% in both the six months ended June 30, 2025, and 2024.

Costs of franchise and service revenue. Costs of franchise and service revenue was $8.1 million in the six months ended June 30, 2025, compared to $10.9 million in the six months ended June 30, 2024, a decrease of $2.8 million, or 26%. The decrease was primarily due to a $3.5 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease.

Selling, general and administrative expenses. Selling, general and administrative expenses were $69.6 million in the six months ended June 30, 2025, compared to $73.6 million in the six months ended June 30, 2024, a decrease of $4.0 million, or 5%. The decrease was primarily attributable to a decrease in salaries and wages of $0.2 million related to a lower average number of company-owned transition studios; a decrease in occupancy expenses of $0.5 million primarily related to a decrease in the number of company-owned transition studios; a decrease in equity-based compensation expense of $2.2 million primarily due to a decrease in the number of equity-classified restricted stock units (“RSUs”) outstanding during the current year period and an increase in forfeitures over the prior year period; a decrease in marketing and advertising expenses of $1.7 million; and lower restructuring and related charges of $8.3 million in the current year period; partially offset by an increase in legal expenses of $8.0 million (net of nonrecurring insurance credits of $29.8 million in the current period) related to various legal matters; and a net increase in other variable expenses of $0.9 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $14.8 million in the six months ended June 30, 2025, compared to $12.1 million in the six months ended June 30, 2024, an increase of $2.8 million, or 23%. The increase was due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, and other noncurrent asset impairments of $3.9 million compared to write down of franchise agreements and goodwill of $12.1 million related to the CycleBar reporting unit in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $5.9 million in the six months ended June 30, 2025, compared to $9.0 million in the six months ended June 30, 2024, a decrease of $3.0 million, or 34%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $18.2 million in the six months ended June 30, 2025, compared to $14.4 million in the six months ended June 30, 2024, an increase of $3.9 million, or 27% and is consistent with the increase in franchise marketing fund revenue. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the six months ended June 30, 2025, marketing fund revenue was $0.5 million higher than marketing fund expense, however marketing fund expense is expected to increase in the second half of 2025.

Acquisition and transaction expenses (income). Acquisition and transaction income was $10.6 million in the six months ended June 30, 2025, compared to expense of $3.3 million in the six months ended June 30, 2024, an increase in income of $13.9 million, or 420%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(1,320)	$(750)	$(570)	76.0%
Interest expense	24,363	22,801	1,562	6.9%
Other expense	1,975	862	1,113	129.1%
Total other expense, net	$25,018	$22,913	$2,105	9.2%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $1.3 million in the six months ended June 30, 2025, compared to $0.8 million in the six months ended June 30, 2024.

Interest expense. Interest expense was $24.4 million in the six months ended June 30, 2025, compared to $22.8 million in the six months ended June 30, 2024, an increase of $1.6 million, or 7%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $2.0 million in the six months ended June 30, 2025, compared to $0.9 million in the six months ended June 30, 2024.

	Six Months Ended June 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes	$797	$85	$712	837.6%

Income taxes. Income taxes were (154.5%) of pre-tax book income (loss) in the six months ended June 30, 2025, compared to (0.5%) in the six months ended June 30, 2024.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when collectively taken, is helpful to investors because it provides consistency and comparability with past financial performance. In addition, our management uses non-GAAP measures to compare our performance relative to forecasts and to benchmark our performance externally against competitors. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate and present similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as tools for comparison. A reconciliation is provided below for the non-GAAP financial measures to the most directly comparable financial measures stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

We believe that the non-GAAP financial measures presented below, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook.

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business net of insurance reimbursements), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other noncurrent assets, loss and ongoing expenses related to brand divestitures and wind down (including ongoing expenses directly related to the divested or wound down brands for arrangements that existed prior to divestiture or wind down), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$1,346	$(14,343)	$(1,313)	$(18,093)
Interest expense, net	12,274	10,869	23,043	22,051
Income taxes	312	132	797	85
Depreciation and amortization	2,973	4,517	5,929	8,953
EBITDA	16,905	1,175	28,456	12,996
Equity-based compensation	2,666	4,196	5,947	8,138
Employer payroll taxes related to equity-based compensation	144	109	259	422
Acquisition and transaction expenses (income)	(1,915)	(1,217)	(10,553)	3,298
Litigation expenses (benefit)	(4,921)	3,388	11,268	4,086
Financial transaction fees and related expenses	139	425	442	620
TRA remeasurement	891	253	1,975	862
Impairment of goodwill and other noncurrent assets	12,928	12,089	14,843	12,089
Loss and ongoing expenses due to brand divestitures and wind down (excluding impairments)	—	922	81	864
Executive transition costs	—	690	—	690
Non-recurring rebranding expenses	—	331	—	331
Transformation initiative costs	—	—	889	—
Restructuring and related charges (excluding impairments)	1,263	2,325	1,818	10,210
Adjusted EBITDA	$28,100	$24,686	$55,425	$54,606

Liquidity and Capital Resources

As of June 30, 2025, we had $21.8 million of cash and cash equivalents, excluding $16.9 million of restricted cash consisting of marketing fund restricted cash of $16.1 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations and anticipated growth, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning July 1, 2025 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. Additionally, on March 10, 2025, we obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of June 30, 2025, we were in compliance with these covenants.

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

The total principal amount outstanding on the Term Loans, including exit fee, was $377.8 million at June 30, 2025. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At June 30, 2025, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table presents summary cash flow information for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$8,341	$5,682
Net cash provided by (used in) investing activities	(2,860)	(11,761)
Net cash provided by (used in) financing activities	459	(4,998)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,940	$(11,077)

Cash Flows from Operating Activities

In the six months ended June 30, 2025, cash provided by operating activities was $8.3 million, compared to $5.7 million in the six months ended June 30, 2024, an increase in cash provided of $2.7 million. Of the increase, $6.9 million was due to higher net income after adjustments to reconcile net loss to net cash provided by operating activities and $4.3 million in unfavorable changes in working capital related to accounts receivable, accounts payable, inventories, prepaid expenses and other current assets and other current liabilities, partially offset by favorable changes in working capital related to accrued expenses, deferred revenue, other assets and other liabilities in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Cash Flows from Investing Activities

In the six months ended June 30, 2025 and 2024, cash used in investing activities was $2.9 million and $11.8 million, respectively. The change year over year of $8.9 million was primarily attributable to cash used of $8.5 million for acquisition of Lindora in the prior year and the decrease in cash used to purchase property and equipment of $1.0 million in the current year.

Cash Flows from Financing Activities

In the six months ended June 30, 2025, cash provided by financing activities was $0.5 million, compared to cash used of $5.0 million in the six months ended June 30, 2024, representing a year over year improvement of $5.5 million. The increase in cash provided was primarily attributable to net borrowings on long-term debt of $7.2 million in the current year, partially offset by payments of $2.1 million for taxes related to net share settlement of restricted share units.

Off-Balance Sheet Arrangements

As of June 30, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $2.2 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of June 30, 2025 a $1.2 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of June 30, 2025, a $0.7 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of June 30, 2025, the outstanding principal balance, net of exit fee, of $371.9 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.7 million.

Foreign Currency Risk

There was no significant foreign currency risk for the six months ended June 30, 2025 and 2024 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of June 30, 2025, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended as of June 30, 2025.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Plan Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2025, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2025, this evaluation remains ongoing.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors, except as set forth in our Form 10-Q for the quarter ended March 31, 2025 under the caption Item 1.A. Risk factors, which disclosure is incorporated by reference herein. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1***

Retail Supply Agreement dated July 3, 2025, between the Company and Fit Commerce, a California Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2025).

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

Xponential Fitness, Inc. (Registrant)

Date: August 8, 2025	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)