Form 10-Q
period 2025-09-30
Xponential Fitness, Inc.
filed 2025-11-10
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of October 31, 2025 was 35,169 and 13,738 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$41,463	$32,739
Accounts receivable, net	18,638	25,884
Inventories	5,661	10,016
Prepaid expenses and other current assets	23,471	10,678
Deferred costs, current portion	4,574	4,598
Notes receivable, net	5,410	232
Total current assets	99,217	84,147
Property and equipment, net	12,134	14,651
Right-of-use assets	13,646	24,036
Goodwill	127,789	135,240
Intangible assets, net	67,290	100,944
Deferred costs, net of current portion	29,088	39,923
Notes receivable from franchisees, net of current portion	22	100
Other assets	6,118	4,356
Total assets	$355,304	$403,397
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$15,588	$27,011
Accrued expenses	33,326	31,323
Deferred revenue, current portion	23,786	25,912
Current portion of long-term debt	10,097	5,397
Other current liabilities	10,432	18,244
Total current liabilities	93,229	107,887

Deferred revenue, net of current portion	79,263	105,935
Contingent consideration from acquisitions (Note 16)	9,802	17,729
Long-term debt, net of current portion, discount and issuance costs	348,947	341,742
Lease liabilities, net of current portion	16,018	23,858
Other liabilities	11,741	251
Total liabilities	559,000	597,402
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, 115 shares issued and outstanding as of September 30, 2025 and December 31, 2024	116,810	116,810
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 35,126 and 33,660 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 13,738 and 14,739 shares issued, and 13,663 and 14,664 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	497,483	503,850
Receivable from shareholder (Note 10)	(18,513)	(16,891)
Accumulated deficit	(707,650)	(701,837)
Treasury stock, at cost, 75 shares outstanding as of September 30, 2025 and December 31, 2024	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(230,373)	(216,571)
Noncontrolling interests	(90,133)	(94,244)
Total stockholders' deficit	(320,506)	(310,815)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$355,304	$403,397

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue, net:
Franchise revenue	$51,882	$44,458	$141,129	$129,232
Equipment revenue	7,459	14,681	28,072	41,506
Merchandise revenue	4,802	6,577	16,670	21,056
Franchise marketing fund revenue	8,827	8,565	27,557	24,777
Other service revenue	5,854	6,249	18,487	20,555
Total revenue, net	78,824	80,530	231,915	237,126
Operating costs and expenses:
Costs of product revenue	10,246	17,287	32,723	45,786
Costs of franchise and service revenue	7,047	4,867	15,099	15,748
Selling, general and administrative expenses (Note 10)	24,664	46,163	94,293	119,772
Impairment of goodwill and other noncurrent assets	17,568	4,505	32,411	16,594
Depreciation and amortization	3,679	4,226	9,608	13,179
Marketing fund expense	8,983	6,423	27,195	20,785
Acquisition and transaction expenses (income)	3,071	3,664	(7,482)	6,962
Total operating costs and expenses	75,258	87,135	203,847	238,826
Operating income (loss)	3,566	(6,605)	28,068	(1,700)
Other expense (income):
Interest income	(1,094)	(481)	(2,414)	(1,231)
Other income	(1,133)	—	(1,133)	—
Interest expense	12,917	11,843	37,280	34,644
Other expense	(644)	51	1,331	913
Total other expense	10,046	11,413	35,064	34,326
Loss before income taxes	(6,480)	(18,018)	(6,996)	(36,026)
Income taxes	266	131	1,063	216
Net loss	(6,746)	(18,149)	(8,059)	(36,242)
Less: net loss attributable to noncontrolling interests	(1,887)	(6,029)	(2,246)	(12,079)
Net loss attributable to Xponential Fitness, Inc.	$(4,859)	$(12,120)	$(5,813)	$(24,163)

Net loss per share of Class A common stock:
Basic	$(0.18)	$(0.29)	$(0.28)	$(0.88)
Diluted	$(0.18)	$(0.29)	$(0.28)	$(0.88)
Weighted average shares of Class A common stock outstanding:
Basic	35,110	32,177	34,669	31,704
Diluted	35,110	32,177	34,669	31,704

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2024	33,660	$3	14,739	$1	75	$(1,697)	$503,850	$(16,891)	$(701,837)	$(94,244)	$(310,815)
Equity-based compensation	—	—	—	—	—	—	3,281	—	—	—	3,281
Net loss	—	—	—	—	—	—	—	—	(1,923)	(736)	(2,659)
Conversion of Class B shares to Class A shares	1,000	—	(1,000)	—	—	—	(6,784)	—	—	6,784	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	118	—	—	—	—	—	(919)	—	—	—	(919)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(384)	—	—	(384)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(315)	(315)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at March 31, 2025	34,778	3	13,739	1	75	(1,697)	497,530	(17,275)	(703,760)	(88,511)	(313,709)
Equity-based compensation	—	—	—	—	—	—	2,666	—	—	—	2,666
Net income	—	—	—	—	—	—	—	—	969	377	1,346
Conversion of Class B shares to Class A shares	1	—	(1)	—	—	—	(56)	—	—	56	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	303	—	—	—	—	—	(1,056)	—	—	—	(1,056)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(398)	—	—	(398)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(117)	(117)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at June 30, 2025	35,082	3	13,738	1	75	(1,697)	497,186	(17,673)	(702,791)	(88,195)	(313,166)
Equity-based compensation	—	—	—	—	—	—	2,394	—	—	—	2,394
Net loss	—	—	—	—	—	—	—	—	(4,859)	(1,887)	(6,746)
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	44	—	—	—	—	—	(199)	—	—	—	(199)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(840)	—	—	(840)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(51)	(51)
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Balance at September 30, 2025	35,126	$3	13,738	$1	75	$(1,697)	$497,483	$(18,513)	$(707,650)	$(90,133)	$(320,506)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2023	30,897	$3	16,566	$2	75	$(1,697)	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Equity-based compensation	—	—	—	—	—	—	3,252	—	—	1	3,253
Net loss	—	—	—	—	—	—	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	78	—	(78)	—	—	—	(8,837)	—	—	8,837	—
Preferred stock dividend	—	—	—	—	—	—	(1,863)	—	—	—	(1,863)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	(8,106)	—	—	—	(8,106)
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	607	—	—	—	—	—	—	—	—	—	—
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(36)	(36)
Payment received from shareholder	—	—	—	—	—	—	—	14	—	—	14
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(349)	—	—	(349)
Balance at March 31, 2024	31,582	3	16,488	2	75	(1,697)	505,753	(15,775)	(636,659)	(71,996)	(220,369)
Equity-based compensation	—	—	—	—	—	—	4,884	—	—	1	4,885
Net loss	—	—	—	—	—	—	—	—	(9,563)	(4,780)	(14,343)
Conversion of Class B shares to Class A shares	398	—	(398)	—	—	—	(2,904)	—	—	2,904	—
Preferred stock dividend	—	—	—	—	—	—	(2,150)	—	—	—	(2,150)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	2,012	—	—	—	2,012
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	180	—	—	—	—	—	74	—	—	—	74
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(360)	—	—	(360)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(206)	(206)
Balance at June 30, 2024	32,160	3	16,090	2	75	(1,697)	507,669	(16,135)	(646,222)	(74,077)	(230,457)
Equity-based compensation	—	—	—	—	—	—	4,400	—	—	1	4,401
Net loss	—	—	—	—	—	—	—	—	(12,120)	(6,029)	(18,149)
Vesting of Class B shares			1								—
Preferred stock dividend	—	—	—	—	—	—	(1,898)	—	—	—	(1,898)
Adjustment of preferred stock to redemption value	—	—	—	—	—	—	6,094	—	—	—	6,094
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	31	—	—	—	—	—	—	—	—	—	—
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(373)	—	—	(373)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(6,742)	(6,742)
Balance at September 30, 2024	32,191	$3	16,091	$2	75	$(1,697)	$516,265	$(16,508)	$(658,342)	$(86,847)	$(247,124)

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,059)	$(36,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,608	13,179
Amortization and write off of debt issuance costs	123	179
Amortization and write off of discount on long-term debt	5,995	3,129
Change in contingent consideration from acquisitions	(7,482)	6,435
Non-cash lease expense	3,173	5,690
Change in tax receivable agreement liability	1,331	913
Bad debt expense	2,786	2,270
Equity-based compensation	8,341	13,121
Non-cash interest	(1,552)	(986)
Gain on disposal of assets and lease terminations	(5,021)	(8,393)
Gain on divestitures	(4,866)	—
Impairment of goodwill and other noncurrent assets	32,411	16,594
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,517	594
Inventories	4,355	7,192
Prepaid expenses and other current assets	(12,344)	(3,013)
Operating lease liabilities	(2,772)	(2,317)
Deferred costs	6,146	2,795
Notes receivable, net	3	3
Accounts payable	(11,390)	2,452
Accrued expenses	1,994	3,990
Other current liabilities	(3,837)	1,631
Deferred revenue	(17,537)	(14,322)
Other assets	1,547	348
Other liabilities	10,170	(4,341)
Net cash provided by operating activities	17,640	10,901
Cash flows from investing activities:
Purchases of property and equipment	(3,070)	(4,815)
Proceeds from sale of assets	—	346
Purchase of intangible assets	(1,224)	(1,435)
Notes receivable issued	(173)	—
Notes receivable payments received	169	470
Proceeds from disposition of brands	2,000	—
Acquisition of business	—	(8,500)
Net cash used in investing activities	(2,298)	(13,934)
Cash flows from financing activities:
Borrowings from long-term debt	10,000	62,951
Payments on long-term debt	(4,123)	(42,527)
Debt issuance costs	(90)	(318)
Payment of preferred stock dividend	(5,694)	(3,768)
Payment of promissory note liability	(3,392)	(3,467)
Payments of contingent consideration	(500)	—
Payments for taxes related to net share settlement of restricted share units	(2,296)	—
Proceeds from issuance of common stock in connection with stock-based compensation plans	122	74
Payments for tax receivable agreement	—	(2,267)
Payments for distributions to Pre-IPO LLC Members	(483)	(6,979)
Payment received from shareholder (Note 10)	—	14
Reimbursement from shareholder (Note 10)	(162)	—
Net cash provided by (used in) financing activities	(6,618)	3,713
Increase in cash, cash equivalents and restricted cash	8,724	680
Cash, cash equivalents and restricted cash, beginning of period	32,739	37,094
Cash, cash equivalents and restricted cash, end of period	$41,463	$37,774

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$30,966	$30,846
Income taxes paid, net	252	585
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$767	$1,143
Accrued tax withholding related to convertible preferred stock dividend	—	106
Contingent consideration upon acquisition	—	446
Debt issuance costs paid-in-kind - long-term debt	10,872	4,059
Debt issuance costs exit fees - long-term debt	7,248	—
Contingent consideration receivable	3,764	—
Notes receivable	5,000	—
Non-cash proceeds from sale of asset	—	275
Preferred stock dividend paid-in-kind	—	2,150

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 1 – Nature of Business and Operations

Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), was formed as a Delaware corporation on January 14, 2020 for the purpose of facilitating an initial public offering (“IPO”) and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an ownership interest in Xponential Fitness LLC (“XPO LLC”) through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

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

As of September 30, 2025, the Company’s portfolio of five brands consisted of: “Club Pilates,” a Pilates facility franchisor; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Additionally, prior to the divestiture of the Lindora brand in September 2025, the Company, through its ownership of the Lindora brand, franchised clinics that provided medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of September 30, 2025 and 2024.

On July 3, 2025, the Company and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) to be effective as of December 1, 2025 (the “Effective Date”). The Agreement relates to the outsourcing of the Company’s retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC has agreed to purchase the Company’s existing retail inventory, subject to certain exceptions, no later than the Effective Date of the Agreement. This strategic initiative shifts management of the franchisee retail experience from in-house teams to a dedicated e-commerce provider, allowing the Company to focus on its core business priorities. Pursuant to the Agreement, FC will pay the Company domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to the Company or the Company's franchisees. The domestic Commissions will be paid by FC to the Company based on each contract year (prorated for any partial contract year) in a minimum aggregate amount of approximately $50,000 over the five-year period subject to certain adjustments provided in the Agreement. Additionally, pursuant to the Agreement, FC is required to satisfy certain financing conditions (the “Financing Conditions”). The Company is in the process of confirming whether all of such Financing Conditions have been met.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On September 19, 2025, the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios. On July 24, 2025, the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios. On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. On May 20, 2024, the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios. Additionally, during the three months ended September 30, 2024, the Company announced the wind down of AKT franchise operations. See Note 4 for additional information.

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

On January 2, 2024, the Company acquired Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the Lindora wellness brand (the “Lindora Franchisor” or “Lindora”), and has included the results of operations of Lindora in its condensed consolidated statements of operations from the acquisition date through the divestiture date. See Note 4 for additional information.

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

Note 2 – Correction of Previously Issued Financial Statements

As previously disclosed in Note 2 of Notes to Consolidated Financial Statements within Part II, Item 8 “Financial Statements and Supplementary Data” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended September 30, 2024, the Company identified misstatements impacting previously issued financial statements. The Company concluded that the aggregate impact of all the errors did not result in a material misstatement of previously issued condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024. The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024, have been corrected from amounts previously reported. The Company has also corrected related amounts within the accompanying footnotes.

The identified misstatements impacting the condensed consolidated financial statements for the three and nine months ended September 30, 2024 include the following, for which the amounts described below are the net impact:

A.
Rebates – Certain agreement terms had not been properly or timely communicated to be considered for their accounting impact resulting in an understatement of costs of product revenue of $223 for the nine months ended September 30, 2024. Additionally, there was an understatement of merchandise revenue of $39 and an overstatement of merchandise revenue of $74 for the three and nine months ended September 30, 2024, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

B.
Revenues – The Company’s evaluation of certain revenue contracts did not appropriately evaluate the accounting for all key terms and conditions, resulting in:
1.
An understatement of other service revenue of $134 for the nine months ended September 30, 2024.
2.
An understatement of merchandise revenue of $537 and costs of product revenue of $429 for the nine months ended September 30, 2024.
C.
Other:
1.
Cost of product revenue – Certain costs and fees related to inventory were not properly expensed in the appropriate period, resulting in an understatement of cost of product revenue of $217 and $374 for the three and nine months ended September 30, 2024, respectively.
2.
Impairment of assets – The Company did not properly assess the disposition of the Stride brand subsequent to the balance sheet date as an impairment indicator as of the balance sheet date, resulting in an overstatement of selling, general and administrative expenses of $338 and an understatement of costs of product revenue for inventory write downs of $64 for the nine months ended September 30, 2024.
3.
Legal Accruals – Certain legal liabilities had not been communicated to be considered for their accounting impact resulting in an overstatement of selling, general and administrative expenses of $328 for the nine months ended September 30, 2024.
4.
Equipment inventory – Equipment inventory which had been received by the Company was not properly recorded resulting in an understatement of costs of product revenue of $95 for the nine months ended September 30, 2024.
5.
Costs of product revenue – The Company improperly recognized deferred costs related to equipment resulting in an understatement of $273 of costs of product revenue for the nine months ended September 30, 2024.
6.
Invoices – The Company did not properly account for certain vendor invoices, including not recognizing expenses in the period incurred, resulting in an overstatement of costs of franchise and service revenue of $74 and an understatement of selling, general and administrative expenses of $128 for the nine months ended September 30, 2024.
D.
The Company has also corrected certain other rounding and immaterial reclassifications that were identified.

The impact of the correction of errors to the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and the condensed consolidated statement of changes to stockholders' equity (deficit) and the condensed consolidated statement of cash flows for the nine months ended September 30, 2024 are presented below:

Condensed Consolidated Statement of Operations	Three Months Ended September 30, 2024
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Merchandise revenue	$6,538	39	A	$6,577
Total revenue, net	80,491	39		80,530
Operating costs and expenses:
Costs of product revenue	17,071	216	C1, D	17,287
Selling, general and administrative expenses	46,164	(1)	D	46,163
Impairment of goodwill and other assets	4,502	3	D	4,505
Total operating costs and expenses	86,917	218		87,135
Operating loss	(6,426)	(179)		(6,605)
Loss before income taxes	(17,839)	(179)		(18,018)
Net loss	(17,970)	(179)		(18,149)
Less: Net loss attributable to noncontrolling interests	(5,971)	(58)		(6,029)
Net loss attributable to Xponential Fitness, Inc.	$(11,999)	$(121)		$(12,120)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Operations	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	Reference	As Corrected
Revenue, net:
Merchandise revenue	$20,593	463	A, B2	$21,056
Other service revenue	20,421	134	B1	20,555
Total revenue, net	236,529	597		237,126
Operating costs and expenses:
Costs of product revenue	44,328	1,458	A, B2, C1, C2, C4, C5	45,786
Costs of franchise and service revenue	15,822	(74)	C6	15,748
Selling, general and administrative expenses	120,308	(536)	C2, C3, C6, D	119,772
Impairment of goodwill and other assets	16,591	3	D	16,594
Total operating costs and expenses	237,975	851		238,826
Operating loss	(1,446)	(254)		(1,700)
Loss before income taxes	(35,772)	(254)		(36,026)
Net loss	(35,988)	(254)		(36,242)
Less: Net loss attributable to noncontrolling interests	(12,020)	(59)		(12,079)
Net loss attributable to Xponential Fitness, Inc.	$(23,968)	$(195)		$(24,163)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Changes to Stockholders' Equity (Deficit)	As Previously Reported

	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,998	$(15,426)	$(630,127)	$(77,547)	$(202,794)
Net loss	—	—	(2,867)	(1,489)	(4,356)
Conversion of Class B shares to Class A shares	(9,264)	—	—	9,264	—
Payment received from shareholder	—	—	—	—	—
Balance at March 30, 2024	506,017	(15,775)	(632,994)	(69,807)	(214,251)
Net loss	—	—	(9,102)	(4,560)	(13,662)
Conversion of Class B shares to Class A shares	(2,851)	—	—	2,851	—
Balance at June 30, 2024	507,986	(16,135)	(642,096)	(71,721)	(223,658)
Net loss	—	—	(11,999)	(5,971)	(17,970)
Balance at September 30, 2024	$516,582	$(16,508)	$(654,095)	$(84,433)	$(240,146)

	Adjustments

	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2023	$(691)	$(14)	$(4,052)	$(1,981)	$(6,738)
Net income	—	—	387	219	606
Conversion of Class B shares to Class A shares	427	—	—	(427)	—
Payment received from shareholder	—	14	—	—	14
Balance at March 30, 2024	(264)	—	(3,665)	(2,189)	(6,118)
Net loss	—	—	(461)	(220)	(681)
Conversion of Class B shares to Class A shares	(53)	—	—	53	—
Balance at June 30, 2024	(317)	—	(4,126)	(2,356)	(6,799)
Net loss	—	—	(121)	(58)	(179)
Balance at September 30, 2024	$(317)	$—	$(4,247)	$(2,414)	$(6,978)

	As Corrected

	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2023	$521,307	$(15,440)	$(634,179)	$(79,528)	$(209,532)
Net loss	—	—	(2,480)	(1,270)	(3,750)
Conversion of Class B shares to Class A shares	(8,837)	—	—	8,837	—
Payment received from shareholder	—	14	—	—	14
Balance at March 30, 2024	505,753	(15,775)	(636,659)	(71,996)	(220,369)
Net loss	—	—	(9,563)	(4,780)	(14,343)
Conversion of Class B shares to Class A shares	(2,904)	—	—	2,904	—
Balance at June 30, 2024	507,669	(16,135)	(646,222)	(74,077)	(230,457)
Net loss	—	—	(12,120)	(6,029)	(18,149)
Balance at September 30, 2024	$516,265	$(16,508)	$(658,342)	$(86,847)	$(247,124)

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Condensed Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	Reclassification	As Corrected
Cash flows from operating activities:
Net loss	$(35,988)	$(254)	$—	$(36,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash lease expense	5,415	275	—	5,690
Change in tax receivable agreement liability	—	—	913	913
Gain on disposal of assets	(8,307)	(86)	—	(8,393)
Impairment of goodwill and other assets	16,591	3	—	16,594
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,152	(558)	—	594
Inventories	4,116	3,076	—	7,192
Prepaid expenses and other current assets	(2,485)	(528)	—	(3,013)
Operating lease liabilities	(2,002)	(315)	—	(2,317)
Deferred costs	2,522	273	—	2,795
Accounts payable	1,952	500	—	2,452
Accrued expenses	6,688	(2,698)	—	3,990
Other current liabilities	5,816	(4,185)	—	1,631
Deferred revenue	(14,620)	298	—	(14,322)
Other liabilities	(7,613)	4,185	(913)	(4,341)
Net cash provided by operating activities	10,915	(14)	—	10,901
Cash flows from financing activities:
Payment received from shareholder	—	14	—	14
Net cash provided by financing activities	3,699	14	—	3,713

Note 3 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 16). Marketing fund restricted cash was $15,857 and $15,312 at September 30, 2025 and December 31, 2024, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Total restricted cash was $16,645 and $16,063 at September 30, 2025 and December 31, 2024, respectively.

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

The Company’s accounts and notes receivable are recorded at net realizable value, which includes an allowance for expected credit losses. On a periodic basis, the Company evaluates its accounts and notes receivable balances and establishes an allowance for expected credit losses. The estimate of expected credit losses is based upon historical bad debts, current receivable balances, age of receivable balances, the franchisee's or customer’s financial condition and ability to comply with credit terms and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2024	$2,510	$205	$2,715
Bad debt expense recognized during the period	2,728	58	2,786
Write-off of uncollectible amounts	(3,391)	(123)	(3,514)
Balance at September 30, 2025	$1,847	$140	$1,987

Inventories – Inventories are comprised of finished goods including equipment and branded merchandise primarily held for sale to franchisees. Cost is determined using the first-in-first-out method. Management analyzes obsolete, slow-moving and excess merchandise to determine adjustments that may be required to reduce the carrying value of such inventory to the lower of cost or net realizable value. Write-down of obsolete or slow-moving and excess inventory charges are included in costs of product revenue in the condensed consolidated statements of operations. During the three months ended September 30, 2025, the Company evaluated the recoverability of certain inventory due to brand divestitures and the agreement related to outsourcing of the Company's retail merchandising, resulting in a $2,461 excess and obsolete inventory write-down recorded in costs of product revenue.

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

Franchise revenue – The Company enters into franchise agreements for each franchised studio. The Company’s performance obligation under the franchise license is granting certain rights to access the Company’s intellectual property; all other services the Company provides under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied over the term of each franchise agreement. Those services include initial development, operational training, preopening support and access to the Company’s technology throughout the franchise term. Fees generated related to the franchise license include development fees, royalty fees, marketing fees, technology fees and transfer fees. Variable fees are not estimated at contract inception, and are recognized as revenue when invoiced, which occurs monthly. The Company has concluded that its franchise agreements do not contain any financing components.

Franchise development fee revenue – The Company’s earlier franchise agreements typically operate under ten-year terms with the option for up to two additional five-year successor or renewal terms. Starting in 2025, new franchise agreements operate under ten-year terms with the option for one additional ten-year successor term. The Company determined the successor options are neither qualitatively nor quantitatively material and do not represent a material right. Initial franchise fees are non-refundable, in the case of single unit franchise agreements, and are typically collected upon signing of the franchise agreement. Initial franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over the franchise life, which the Company has determined to be ten years, as the Company fulfills its promise to grant the franchisee the rights to access and benefit from the Company’s intellectual property and to support and maintain the intellectual property.

Prior to the second quarter of 2025, the Company would enter into an area development agreement with certain franchisees. Area development agreements are for a territory in which a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The related territory is unavailable to any other party and is no longer marketed to future franchisees by the Company. Depending on the number of studios purchased under franchise agreements or area development agreements, the initial franchise fee ranges from $60 (single studio) to $350 (ten studios) and is paid to the Company when a franchisee signs the franchise agreement or the area development agreement. Area development fees are initially recorded as deferred revenue. The development fees are allocated to the number of studios purchased under the development agreement. The revenue is recognized on a straight-line basis over the franchise life for each studio under the development agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Starting in the second quarter of 2025, the Company may enter into multi-unit agreements with certain franchisees. Under these agreements, a developer has agreed to develop and operate a certain number of franchise locations over a stipulated period of time. The initial franchise fee ranges from $55 to $65 for each studio. The multi-unit agreement fees are allocated to the number of studios to be developed and as part of the agreement, franchisees are required to remit the full fee associated with the first franchise license and make nonrefundable development fee payments of $10 each to reserve the right to open the subsequent studios as specified. Fees received for franchise licenses are recorded as deferred revenue. Nonrefundable development fee payments are applied towards the multi-unit agreement fees and the remaining balance for each subsequent studio is due upon site selection for the studio and signing of a franchise agreement by the franchisee. Revenue is recognized on a straight-line basis over the franchise life for each studio under the multi-unit agreement. Multi-unit agreement fees and nonrefundable development fee payments are generally recognized as revenue upon the termination of the multi-unit agreement with the franchisee.

The Company may enter into master franchise agreements with master franchisees, under which the master franchisee sells licenses to franchisees in one or more countries, excluding the United States and Canada. The master franchise agreements generally provide a ten-year period under which the master franchisee may sell licenses. The master franchise agreement term ends on the earlier of the expiration or termination of the last franchise agreement sold by the master franchisee. Initial master franchise fees are recorded as deferred revenue when received and are recognized on a straight-line basis over 20 years.

Franchise royalty fee revenue – Royalty revenue represents royalties earned from each of the franchised studios in accordance with the franchise disclosure document and the franchise agreement for use of the brands’ names, processes and procedures. The royalty rate in the franchise agreement is typically 7% to 8% of the gross sales of each location operated by each franchisee. The royalties are entirely related to the Company’s performance obligation under the franchise agreement and are billed and recognized as franchisee sales occur.

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

Business Combinations and Consolidation – In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” ASU No. 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact this amended guidance may have but does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

Financial Instruments-Credit Losses – In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606, “Revenue from Contracts with Customers.” The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact this amended guidance may have but does not expect the adoption of the guidance to have a material impact on its condensed consolidated financial statements.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Intangibles-Goodwill and Other Internal-Use Software – In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software.” This standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC 350-40 Intangibles-Goodwill and Other Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact this amended guidance may have but does not expect it to have a significant impact on its condensed consolidated financial statements.

Supplemental balance sheet information

	September 30,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses and other	$5,687	$2,210
Contingent consideration receivable	456	—
Insurance receivable	10,000	—
Tax receivables	2,562	2,659
Gift card receivable	4,766	5,809
Total prepaid expenses and other current assets	$23,471	$10,678

Accrued expenses
Accrued compensation	$2,872	$1,914
Contingent consideration from acquisitions, current portion	591	581
Sales tax accruals	776	1,197
Legal accruals, current portion	16,545	13,835
Other accruals	12,542	13,796
Total accrued expenses	$33,326	$31,323

Other current liabilities
Lease liabilities, current portion	$4,682	$5,276
Promissory note	—	3,350
Tax receivable agreement liability, current portion	11	2,090
Gift card liability	4,766	5,809
Other current liabilities	973	1,719
Total other current liabilities	$10,432	$18,244

Other liabilities
Legal accruals, net of current portion	$10,250	$—
Tax receivable agreement liability, net of current portion	1,331	11
Other liabilities	160	240
Total other liabilities	$11,741	$251

Note 4 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Studios

During the nine months ended September 30, 2025 and 2024, the Company refranchised operations at 0 and 10 company-owned transition studios, respectively, received no proceeds in either period, and recorded a net loss of $0 and $122 on disposal of the studio assets, respectively. During the nine months ended September 30, 2025 and 2024, the Company also ceased operations at 0 and 11 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and nine months ended September 30, 2025 and 2024, the Company did not record any impairment charges related to studio assets. See Note 9 for discussion of impairment charges related to right-of-use assets.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The goodwill recognized in this acquisition was attributable to the synergies that the Company expected to achieve. The fair values, which are Level 3 measurements, of the recognizable intangible assets are comprised of trademarks and franchise agreements. The fair value of the trademarks was estimated by the relief from royalty method and are considered to have an eleven-year life. The fair value of the franchise agreements was based on the excess earnings method and are considered to have a ten-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible. See Note 7 for discussion of impairment charges related to goodwill and intangible assets.

The Company did not incur any transaction costs related to acquisitions during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company incurred $0 and $528, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the condensed consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Divestiture of CycleBar and Rumble brands – On July 24, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive total consideration of $7,000, consisting of $2,000 received in the three months ended September 30, 2025, and a promissory note for $5,000, which was included in notes receivable, net in the condensed consolidated balance sheet at September 30, 2025. The promissory note bears interest at the annual rate of 14%, increasing to 18% if the note is not paid by the due date of September 22, 2025. The Company will receive royalty payments from franchisees associated with the divested brands from the divestiture date until the promissory note is paid in full. Such royalty payments are included in other income in the condensed consolidated statements of operations. The divestiture allows the Company to better focus and utilize its resources on its core brands and other opportunities which better align with its long-term strategies. The Company recognized a net gain on divestiture of $2,214, including related fees, which was included within selling, general and administrative expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Divestiture of Lindora brand – On September 19, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive consideration of up to $6,000 from the divestiture of the Lindora brand, which will be received monthly based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Payments will continue until the earlier of receipt of $6,000 or seven years. At the disposition date the Company determined that the fair value of the estimated contingent consideration receivable was $3,764, of which $456 and $3,308 is included with prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets at September 30, 2025. The divestiture allows the Company to better focus and utilize its resources on its other brands. The Company recognized a net loss on divestiture of $1,015, which was included within selling, general and administrative expenses in the condensed consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Note 5 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise, including area development and multi-unit agreements, and brand fee contract liabilities for the nine months ended September 30, 2025. Other deferred revenue amounts of $13,242 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2024	$115,679	$920	$116,599
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(19,440)	(403)	(19,843)
Decrease in deferred revenue due to divestiture	(10,978)	—	(10,978)
Increase, excluding amounts recognized as revenue during the period	3,149	880	4,029
Balance at September 30, 2025	$88,410	$1,397	$89,807
(1)
Includes revenue recognized as a result of terminations of $10,702 for the nine months ended September 30, 2025.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2025. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
Remainder of 2025	$2,220	$983	$3,203
2026	9,087	414	9,501
2027	9,148	—	9,148
2028	9,452	—	9,452
2029	9,268	—	9,268
Thereafter	49,235	—	49,235
	$88,410	$1,397	$89,807

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2025	2024
Franchise development fees	$88,410	$115,679
Brand fees	1,397	920
Equipment and other	13,242	15,248
Total deferred revenue	103,049	131,847
Non-current portion of deferred revenue	79,263	105,935
Current portion of deferred revenue	$23,786	$25,912

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, there were approximately $3,411 and $3,940 of current deferred commission costs and approximately $28,970 and $39,684 in non-current deferred commission costs, respectively. The Company recognized franchise sales commission expense of approximately $4,643 and $7,324 for the three and nine months ended September 30, 2025, respectively, and $2,690 and $8,827 for the three and nine months ended September 30, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Furniture and equipment	$4,065	$4,046
Computers and software	20,029	19,679
Vehicles	285	285
Leasehold improvements	7,386	7,344
Construction in progress	1,457	2,318
Less: accumulated depreciation	(21,088)	(19,021)
Total property and equipment	$12,134	$14,651

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Depreciation expense for the three and nine months ended September 30, 2025 was $1,335 and $3,318, respectively, and $1,509 and $4,587 for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, the Company determined that the carrying amount of certain property and equipment assets exceeded their fair values and recorded an impairment of $764 and $2,234, respectively. The impairment charges were primarily related to software assets of BFT, for which the Company no longer had established cash flows to support continued recognition of such assets. The fair values of software assets were determined by assumptions that are considered Level 3 inputs. No impairment of property and equipment was recorded for the three and nine months ended September 30, 2024. Property and equipment impairment expenses are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

Note 7 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at September 30, 2025 and December 31, 2024, totaled $127,789 and $135,240, respectively. Cumulative goodwill impairment was $55,371 and $47,920 at September 30, 2025 and December 31, 2024, respectively. The impairment charges are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

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

The Company determined that the carrying value of the CycleBar trademark intangible asset was in excess of its fair value and recognized an impairment loss of $3,449 during the quarter ended June 30, 2025. The fair value was determined using Level 3 inputs.

The Company determined that the carrying value of the BFT trademark, franchise agreement and deferred video production intangible assets were in excess of their fair value and recognized an aggregate impairment loss of $12,700 during the quarter ended September 30, 2025. The fair value of the trademark intangible asset was determined by the relief from royalty method using Level 3 inputs. The discount rate and royalty rate used in the relief from royalty valuation was 17.0% and 0.5%, respectively. The fair value of the franchise agreement intangible asset was determined by the excess earnings method, which represents the multi-period excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets using Level 3 inputs. The discount rate used in the excess earning valuation was 14.0%.

At September 30, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment if the fair value of the Pure Barre reporting unit, and its associated assets, decreases in value due to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

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

Intangible assets consisted of the following:

		September 30, 2025			December 31, 2024
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$910	$(665)	$245	$23,410	$(6,828)	$16,582
Franchise agreements	7.5 – 10	26,800	(24,306)	2,494	31,800	(22,210)	9,590
Intellectual property	5	670	(234)	436	670	(134)	536
Web design and domain	3 – 10	413	(388)	25	413	(380)	33
Deferred video production costs	3	5,342	(3,959)	1,383	6,102	(4,255)	1,847
Total definite-lived intangible assets		34,135	(29,552)	4,583	62,395	(33,807)	28,588
Indefinite-lived intangible assets:
Trademarks	N/A	62,707	—	62,707	72,356	—	72,356
Total intangible assets		$96,842	$(29,552)	$67,290	$134,751	$(33,807)	$100,944

Amortization expense was $2,344 and $6,290, for the three and nine months ended September 30, 2025, respectively, and $2,717 and $8,592 for the three and nine months ended September 30, 2024, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2025	$1,142
2026	2,286
2027	779
2028	373
2029	3
Total	$4,583

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Under the Credit Agreement, the Company is required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bear interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Credit Agreement) plus a margin of 5.50% (10.8% at September 30, 2025).

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels; (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of certain equity. Additionally, on March 10, 2025, the Company obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of September 30, 2025, the Company was in compliance with these covenants.

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

On March 14, 2025, the Company entered into an eighth amendment (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment extends the final maturity date under the Credit Agreement to August 1, 2027 (the “Final Maturity Date”) and provides for, among other things, additional term loans in an aggregate principal amount of $10,000 (the “Eighth Amendment Incremental Term Loans”), an upfront fee, paid-in-kind, equal to 3% of the (a) aggregate principal amount of term loans outstanding as of the amendment date and (b) the Eighth Amendment Incremental Term Loans funded on the funding date, which were capitalized and added to the outstanding loan principal, and an exit fee of approximately $7,248 payable upon the earlier of the Final Maturity Date or the date all loans under the Credit Agreement have been repaid or prepaid. The exit fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method and is presented as a reduction to long-term debt in the condensed consolidated balance sheets. The Eighth Amendment also increased the amount of the quarterly principal payments of the loans provided pursuant to the Credit Agreement (including the Eighth Amendment Incremental Term Loans) commencing on March 31, 2025 to $1,374.

On July 24, 2025, the Company entered into a ninth amendment (the “Ninth Amendment”) to the Credit Agreement in connection with the divestiture of the Rumble and CycleBar brands. The Ninth Amendment did not modify the terms of the Credit Agreement. Instead, the Ninth Amendment requires the Company to apply the net proceeds received from the divestiture of the Rumble and CycleBar brands to repayment of the outstanding loan principal.

The Company incurred debt issuance costs of $90 and $318 for the nine months ended September 30, 2025 and 2024, respectively. Debt issuance cost amortization and write off amounted to $36 and $123 for the three and nine months ended September 30, 2025, respectively, and $55 and $179 for the three and nine months ended September 30, 2024, respectively. Unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, were $265 and $297, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of September 30, 2025 and December 31, 2024, was $11,516 and $4,967, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized exit fees as of September 30, 2025 and December 31, 2024, were $5,576 and $0, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances, including exit fee, of long-term debt as of September 30, 2025 were as follows:

Amount
Remainder of 2025	$5,974
2026	5,497
2027	364,929
Total	$376,400

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2025 and December 31, 2024, due to the variable interest rate, which is a Level 2 input.

Note 9 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The Company has in the past guaranteed lease agreements for certain franchisees. See Note 16 of Notes to Condensed Consolidated Financial Statements for additional information.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimates what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company recognized ROU asset impairment charges of $3,906 and $6,379 during the three and nine months ended September 30, 2025, respectively. The Company recognized ROU asset impairment charges of $4,323 during the three and nine months ended September 30, 2024, related to studio exits in conjunction with restructuring plans discussed in Note 17.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	September 30, 2025	December 31, 2024
ROU assets, net	Right-of-use assets	$13,646	$24,036
Lease liabilities, short-term	Other current liabilities	$4,682	$5,276
Lease liabilities, long-term	Lease liability	$16,018	$23,858

The following table presents the components of lease expense during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,594	$2,778	$5,275	$9,672
Variable lease costs	216	215	674	673
Total	$1,810	$2,993	$5,949	$10,345

The following table presents the supplemental cash flow information related to operating leases during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,289	$1,579	$4,377	$4,466
Lease liabilities arising from new ROU assets	$238	$—	$1,612	$—

The following table presents other information related to leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.9	4.7
Weighted average discount rate	9.1%	8.8%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Maturities of lease liabilities as of September 30, 2025 are summarized as follows:

Amount
Remainder of 2025	$2,214
2026	5,763
2027	5,131
2028	3,587
2029	2,962
Thereafter	6,385
Total future lease payments	26,042
Less: imputed interest	5,342
Total	$20,700

Note 10 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Seller”) is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. In 2025, the Rumble Sellers agreed to reimburse the Company for additional expenses of $162, which was recorded as receivable from shareholder within equity. The Company recorded $678 and $1,460 of interest-in-kind during the three and nine months ended September 30, 2025, respectively, and $373 and $1,082 during the three and nine months ended September 30, 2024, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of September 30, 2025, the former owner of Row House borrowed $560, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 143 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 75 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $3,984 and $10,483, during the three and nine months ended September 30, 2025, respectively, and $3,261 and $7,710, during the three and nine months ended September 30, 2024, respectively, from studios owned by Spartan Fitness.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company previously earned revenues and had accounts receivable from a franchisee comprised of a former member of the Company's senior management together with their spouse, a former employee of the Company. The former member of the Company's senior management resigned from the Company effective November 4, 2024, ending the related party relationship, and the former member’s spouse resigned from the Company on April 4, 2025. Revenues from this affiliate, consisting of franchise revenue, marketing fund revenue and merchandise revenue, were $94 and $209 for the three and nine months ended September 30, 2024, respectively, and no accounts receivable were recorded as of December 31, 2024, for such sales. The Company provided $217 and $1,172 of studio support to this franchisee during the three and nine months ended September 30, 2024, respectively. Studio support to this franchisee included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to this franchisee in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries and bonuses.

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of Tax Receivable Agreement payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during the nine months ended September 30, 2024, which was included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and as of September 30, 2025.

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

At September 30, 2025 and December 31, 2024, the Company recognized the preferred maximum redemption value of $116,810, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at September 30, 2025 and December 31, 2024). The recording of the preferred maximum redemption value for the three and nine months ended September 30, 2025, did not impact the calculation of earnings (loss) per share and did not result in any change to additional paid-in-capital. The recording of the preferred maximum redemption value was treated as deemed contribution, which was included in the calculation of earnings (loss) per share and resulted in a net increase of $6,094 and $0 to additional paid-in capital for the three and nine months ended September 30, 2024, respectively.

Note 12 – Stockholders' Equity (Deficit)

Common stock – During the three and nine months ended September 30, 2025, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 0 and 1,001, shares of Class A common stock on a one-for-one basis, respectively. During the three and nine months ended September 30, 2024, pursuant to the Amended LLC Agreement, certain Continuing Pre-IPO LLC Members exchanged their LLC units for 0 and 476 shares of Class A common stock on a one-for-one basis, respectively.

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

During the nine months ended September 30, 2025 and 2024, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

The following table summarizes the ownership of XPO LLC as of September 30, 2025:

Owner	Units Owned	Ownership percentage
XPO Inc.	35,126	71.9%
Noncontrolling interests	13,738	28.1%
Total	48,864	100.0%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 13 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	2,137	$14.38
Issued	1,470	$9.16
Vested	(693)	$14.94
Forfeited, expired, or canceled	(756)	$14.92
Outstanding at September 30, 2025	2,158	$10.37

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis.

The Company grants performance-based RSUs, which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The performance-based RSUs are recognized as expense on a straight-line basis over the vesting period which is typically three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During the nine months ended September 30, 2025, 29 performance-based RSUs were earned and issued and 262 performance based RSUs were forfeited. In addition, during the three months ended September 30, 2025, the Company granted 216 performance-based RSUs that contained market conditions, with weighted average grant-date fair value of $6.85. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. For other performance-based awards, the fair value is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of September 30, 2025, the achievement of remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the period presented were as follows:

Nine Months Ended September 30,
2025
Risk free interest rate	3.7%
Expected volatility	85.0%
Dividend yield	—%
Expected term (in years)	3.0

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,394	$4,983	$8,341	$13,121
Total stock-based compensation expense, before tax	2,394	4,983	8,341	13,121
Income tax expense	(232)	—	—	—
Total stock-based compensation expense, after tax	$2,626	$4,983	$8,341	$13,121

Income tax expense relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At September 30, 2025, the Company had $17,552 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 2.05 years.

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

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, preferred stock dividends, non-deductible expenses, change in fair value of contingent consideration, impairments which are not currently deductible, and the valuation allowance against the deferred tax asset. The effective tax rate for the three and nine months ended September 30, 2025, was (4.1%) and (15.2%), respectively, and (0.7%) and (0.6%) for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, the Company recognized income tax expense of $266 and $1,063, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 28.1%. During the three and nine months ended September 30, 2024, the Company recognized income tax expense of $131 and $216, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 33.3%, respectively.

As of September 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2025. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company has incorporated the OBBBA changes in its income tax provision for the nine months ended September 30, 2025. There is no material impact to the Company's effective income tax rate and net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc.

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

As of September 30, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. Except for $11 and $1,331 of the current and non-current portions of the TRA, respectively, $85,827 of the TRA liability was not recorded as of September 30, 2025. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 13,664 and 13,928 for the three and nine months ended September 30, 2025, respectively, and 16,016 and 16,242 for the three and nine months ended September 30, 2024, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to XPO Inc.	$(6,746)	$(18,149)	$(8,059)	$(36,242)
Less: net loss attributable to noncontrolling interests	2,419	4,635	3,879	14,182
Less: dividends on preferred shares	(1,898)	(1,898)	(5,694)	(5,911)
Less: deemed contribution (dividend)	—	6,094	—	—
Net loss attributable to XPO Inc. - basic and diluted	(6,225)	(9,318)	(9,874)	(27,971)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	35,110	32,177	34,669	31,704

Net loss per share attributable to Class A common stock - basic	$(0.18)	$(0.29)	$(0.28)	$(0.88)
Net loss per share attributable to Class A common stock - diluted	$(0.18)	$(0.29)	$(0.28)	$(0.88)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,834	2,077	1,834	2,077
Conversion of Class B common stock to Class A common stock	13,663	16,016	13,663	16,016
Convertible preferred stock	8,112	8,112	8,112	8,112
Treasury share options	75	75	75	75
Rumble contingent shares	2,024	2,024	2,024	2,024

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $29,545, and $14,717, which was included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $10,000, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2025. Additionally, during the nine months ended September 30, 2025, the Company received proceeds of $24,750 in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of September 30, 2025 and the cash proceeds received during the nine months ended September 30, 2025 were recognized within selling, general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2025. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding its current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure. On September 25, 2025, the parties filed the Second Amended Complaint with exhibits containing the settlement structure and agreement and the parties are currently awaiting approval. The Company recorded an accrual in anticipation of this settlement, which was included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2025.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemental complaint. On April 15, 2025, Defendants filed their motion to dismiss the supplemental complaint. Instead of opposing Defendants’ motion to dismiss, on May 6, 2025, plaintiffs filed an amended consolidated complaint, which, among other things, adds three new entity defendants to the claim under Section 20(a) of the Exchange Act. The Company filed a motion to dismiss the amended consolidated complaint on July 1, 2025 that is scheduled for hearing on December 3, 2025, as of the date of this Quarterly Report on Form 10-Q. The litigation is preliminary in nature and involves substantial uncertainties, and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Anthony Geisler, the Company's former Chief Executive Officer, and John Meloun, the Company's Chief Financial Officer, for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. On March 31, 2025, the court consolidated the Nelson action with the previously consolidated Akande and Ayers action. On July 21, 2025, the Company received a shareholder demand making allegations similar to those made by Ayers, Akande and Nelson. The litigation is preliminary in nature and involves substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter, on behalf of a class of all non-opt-out franchisees for $25,000. The parties remain in negotiations regarding the proposed settlement structure and other material terms, including the final settlement amount. The Company recorded an accrual in anticipation of this settlement, which is included in the Company’s aggregate accrual discussed above.

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

Other regulatory matters – As previously disclosed, the Company received notice of an investigation from the State of Washington's Department of Financial Institutions (“DFI”) related to the Company's compliance with Washington state franchise laws. On August 12, 2025, without admission of wrongdoing, the Company entered into a Consent Order with DFI to resolve the matter. As part of the Consent Order, the Company paid $5 to reimburse DFI for investigation costs (which was the only monetary component of the settlement) and agreed to desist and refrain from violating applicable franchise laws.

In addition, the Office of the Attorney General of the State of Maryland (“MAG”) and the Virginia Division of Securities and Retail Franchising (“VDSRF”) have previously contacted the Company regarding compliance with applicable franchise laws. Discussions with MAG and VDSRF are ongoing.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Contingent consideration from acquisitions – In connection with the Reorganization Transactions, the Parent merged with and into the Member. The Company recorded contingent consideration equal to the fair value of the shares issued in connection with the Rumble acquisition of $23,100 and a $10,600 receivable from shareholder for debt financing provided to the Rumble Seller. The shares issued to the Rumble Seller are treated as a liability on the Company's balance sheet as they are subject to vesting conditions. The fair value of the contingent consideration is measured at estimated fair value using a Monte Carlo simulation analysis, which represents a Level 3 measurement. During the three and nine months ended September 30, 2025, the Company recorded an increase (decrease) of $3,072 and $(7,503) to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). During the three and nine months ended September 30, 2024 the Company recorded an increase of $3,797 and $7,042 to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At September 30, 2025 and December 31, 2024, contingent consideration of $9,802 and $17,305 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $0 and $2 during the three and nine months ended September 30, 2025, respectively, and $31 and $108 during the three and nine months ended September 30, 2024, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $(1) and $5 during the three and nine months ended September 30, 2025, respectively, and $(302) and $(950) during the three and nine months ended September 30, 2024, respectively, which was recorded as acquisition and transaction expense (income). The Company paid no contingent consideration during the three and nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, contingent consideration was $131 and $124 recorded as accrued expenses, respectively, in the condensed consolidated balance sheets.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The contingent consideration remains payable notwithstanding the divestiture of the brand. The Company recorded additional contingent consideration of $16 and $62 during the three and nine months ended September 30, 2025, respectively, and $27 and $61 during the three and nine months ended September 30, 2024, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $1 and $16 during the three and nine months ended September 30, 2025, respectively, and $169 and $342 during the three and nine months ended September 30, 2024, respectively, which was recorded as acquisition and transaction expense. In addition, the Company paid contingent consideration of $500 during the nine months ended September 30, 2025, and $0 during the nine months ended September 30, 2024. At September 30, 2025 and December 31, 2024, contingent consideration was $460 and $457 recorded as accrued expenses, respectively, and $0 and $424 recorded as contingent consideration from acquisitions, respectively, in the condensed consolidated balance sheets.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of September 30, 2025 and December 31, 2024, a $815 and $150 accrual has been recorded for the Company’s probable obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $3,501 and $3,617 as of September 30, 2025 and December 31, 2024, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of September 30, 2025 and December 31, 2024, a $1,179 and $2,034 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2025 totaling between approximately $7,300 to $11,000 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Impairment and accelerated amortization of right-of-use assets	$4,104	$4,323	$6,577	$4,323
Contract termination and other associated costs	(189)	127	444	732
Loss on lease terminations and sale or disposal of assets, net (1)	1,506	5,416	1,932	10,033
Other restructuring costs	847	2,319	1,244	6,341
Total restructuring charges, net	$6,268	$12,185	$10,197	$21,429

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three and nine months ended September 30, 2025 is net of, among other things, a $4,448 and $5,142 gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset. Amount for the three and nine months ended September 30, 2024 is net of, among other things, a $0 and $4,057 gain, respectively, on lease termination related to a lease for which the Company had recognized accelerated right-of-use asset amortization.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Costs of product revenue	$—	$—	$—	$113
Selling, general and administrative expenses	2,164	7,862	3,620	16,993
Impairment of goodwill and other noncurrent assets	4,104	4,323	6,577	4,323
Total restructuring charges, net	$6,268	$12,185	$10,197	$21,429

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Balance at December 31, 2024	$5,235
Charges incurred	3,845
Payments	(6,164)
Balance at September 30, 2025	$2,916

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

The Company generated $2,384 and $7,732 of revenue outside of the United States during the three and nine months ended September 30, 2025, respectively, and $3,808 and $10,898 during the three and nine months ended September 30, 2024, respectively. Revenue generated outside of the United States is primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of September 30, 2025 and 2024, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue, net	$78,824	$80,530	$231,915	$237,126
Less:
Costs of product revenue	10,246	17,287	32,723	45,786
Costs of franchise and service revenue	7,047	4,867	15,099	15,748
Marketing and promotion	757	1,312	3,323	5,536
Salary and wages	11,324	10,067	33,351	32,306
Professional services (including legal and accounting)	2,885	15,292	27,556	30,478
Rent and occupancy	1,526	4,871	4,805	13,058
Marketing fund expense	8,983	6,423	27,195	20,785
Acquisition and transaction expenses (income)	3,071	3,664	(7,482)	6,962
Other segment items(1)	4,001	9,689	17,115	26,186
Equity-based compensation	2,394	4,983	8,341	13,121
Depreciation and amortization	3,679	4,226	9,608	13,179
Impairment of goodwill and other noncurrent assets	17,568	4,505	32,411	16,594
Interest income	(1,094)	(481)	(2,414)	(1,231)
Interest expense	12,917	11,843	37,280	34,644
Income taxes	266	131	1,063	216
Segment net income (loss)	$(6,746)	$(18,149)	$(8,059)	$(36,242)
(1)
Other segment items include restructuring expenses of $1,318 and $2,376 for the three and nine months ended September 30, 2025, respectively, and $5,542 and $10,472 for the three and nine months ended September 30, 2024, respectively. Other segment items also include travel expenses, insurance expense, TRA expense, and other selling, general and administrative expenses.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 19 – Subsequent events

In October 2025, the Rumble Sellers made a partial payment of $2,435 toward receivable from shareholder.

In October 2025, the Company initiated a headcount related Reduction in Force (“RIF”) that is designed to reduce operating costs, drive efficiencies and enable investment for potential long-term growth. The Company expects to incur approximately $850 of costs in the fourth quarter of 2025, primarily related to termination charges arising from severance obligations.

In November 2025, the $5,000 note receivable related to the divestiture of CycleBar and Rumble brands was collected in full.

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

The following Management’s Discussion and Analysis gives effect to the correction of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024, as more fully described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 71.9% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, strength training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 30 additional countries as of September 30, 2025. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program.

As of September 30, 2025, 2,575 studios were open in North America (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 1,042 additional studios under existing franchise agreements. In addition, as of September 30, 2025, we had 491 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 746 new studios, of which master franchisees have sold 204 licenses for studios not yet opened as of September 30, 2025.

During the nine months ended September 30, 2025 and 2024, we generated revenue outside the United States of $7.7 million and $10.9 million, respectively. As of September 30, 2025 and December 31, 2024, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

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

Lindora divestiture

On September 19, 2025, we entered into an agreement with a buyer to divest the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. We will receive total consideration of up to $6.0 million based on 7% of the monthly cash-basis gross revenue of the legacy studio locations, which was recorded at the estimated fair value of $3.8 million at the divestiture date. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

Rumble and CycleBar divestiture

On July 24, 2025, we entered into an agreement with a buyer to divest the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. We will receive total consideration of $7.0 million, of which $2.0 million was received in the three months ended September 30, 2025. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

Retail supply agreement

On July 3, 2025, we and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) to be effective as of December 1, 2025 (the “Effective Date”). The Agreement relates to the outsourcing of our retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC has agreed to purchase our existing retail inventory, subject to certain exceptions, no later than the Effective Date of the Agreement. This strategic initiative shifts management of the franchisee retail experience from our in-house teams to a dedicated e-commerce provider, allowing us to focus on core business priorities.

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each contract year (prorated for any partial contract year) in a minimum aggregate amount of approximately $50 million over the five-year period subject to certain adjustments provided in the Agreement.

Additionally, pursuant to the Agreement, FC is required to satisfy certain financing conditions (the “Financing Conditions”). We are in the process of confirming whether all of such Financing Conditions have been met.

Paused offering or selling franchises

On April 26, 2024, we received a request for information from the Office of the Attorney General of the State of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of the inquiry, we have been unable to offer and sell franchises in Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. The Maryland matter is ongoing. We are aware of an investigation being conducted by the Office of the Attorney General of the State of New York, and we are in discussions with the Virginia Division of Securities and Retail Franchising, each regarding the Company’s compliance with applicable franchise laws. Additionally, we previously received notice of an investigation from the State of Washington's Department of Financial Institutions (“DFI”) related to our compliance with Washington state franchise laws. On August 12, 2025, without admission of wrongdoing, we entered into a consent order with DFI to resolve the matter.

In March 2025, the 2025 Franchise Disclosure Documents (“FDDs”) were issued, and then amended in August 2025, for the BFT, Club Pilates, CycleBar, Pure Barre, Rumble, Stretch Lab, and Yoga Six franchise programs. The franchisors can offer and sell franchises in all states other than Illinois (in the case of Club Pilates only) and Maryland using the 2025 FDDs (except for Rumble and CycleBar due to the divestiture discussed above). The inability to sell licenses for an extended period has slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and is expected to continue throughout 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations. During the fourth quarter of 2023 our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and nine months ended September 30, 2025, we recognized total restructuring charges of $6.3 million, net of gains, and $10.2 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2025 totaling between approximately $7.3 million to $11.0 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2025.

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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to reflect historical information of Lindora prior to the acquisition by the Company in January 2024 and on an adjusted basis to remove historical information of Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively, CycleBar and Rumble prior to their divestitures by the Company in July 2025, and Lindora prior to its divestiture in September 2025. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
System-wide sales	$432,184	$391,401	$1,299,452	$1,125,772
Number of new studio openings globally, gross	78	116	263	315
Number of studios operating globally (cumulative total as of period end)	3,066	2,831	3,066	2,831
Number of licenses sold globally (cumulative total as of period end)	5,318	5,146	5,318	5,146
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	746	817	746	817
AUV (LTM as of period end)	$701	$666	$701	$666
Quarterly AUV (run rate)	$668	$654	NA	NA
Same store sales growth	(1%)	6%	2%	8%

The following tables present additional information related to our studio and license key performance indicators for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,538	482	3,020	2,338	417	2,755
New studio openings, net	37	9	46	64	12	76
Studios operating at end of period	2,575	491	3,066	2,402	429	2,831
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,394	875	5,269	4,329	755	5,084
New franchise license sales	16	33	49	36	26	62
Franchise licenses sold (total end of period)	4,410	908	5,318	4,365	781	5,146

Studios obligated to open internationally under MFAs:	September 30, 2025			September 30, 2024
Gross studios obligated to open under MFAs		1,221			1,230
Less: studios opened under MFAs		475			413
Remaining studios obligated to open under MFAs		746			817
Licenses sold by master franchisees, net (1)		204			202
(1)
Reflects the number of licenses for studios which have already been sold, but not yet opened, by master franchisees under master franchise agreements, net of terminations.

	Nine Months Ended September 30,
	2025			2024
	North America	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,446	450	2,896	2,222	390	2,612
New studio openings, net	129	41	170	180	39	219
Studios operating at end of period	2,575	491	3,066	2,402	429	2,831
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,376	816	5,192	4,210	675	4,885
New franchise license sales	34	92	126	155	106	261
Franchise licenses sold (total end of period)	4,410	908	5,318	4,365	781	5,146
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	74	—	74	—	—	—

Studios obligated to open internationally under MFAs:	September 30, 2025			September 30, 2024
Gross studios obligated to open under MFAs		1,221			1,230
Less: studios opened under MFAs		475			413
Remaining studios obligated to open under MFAs		746			817
Licenses sold by master franchisees, net (2)		204			202
(1)
Reflects the number of development fee payments on future franchise licenses received by us and unused under multi-unit agreements as of period end. The number of development fee payments on future franchise licenses is not included in the franchise licenses sold count.
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

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a studio no longer operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of North America traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the number of studios operating count. For the three and nine months ended September 30, 2025, this represented 0.2% and 0.1% of our North America studio base, respectively, compared to 0.6% and 0.5% for the three and nine months ended September 30, 2024, respectively. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America franchisee-owned studios
Studios operated at beginning of period	2,538	2,338	2,446	2,212
New studio openings	57	89	201	249
Refranchised studios (1)	—	—	—	1
Studios no longer operating	(20)	(25)	(72)	(60)
Studios operated at end of period	2,575	2,402	2,575	2,402

North America company-owned transition studios
Studios operated at beginning of period	—	—	—	10
Refranchised studios(1)	—	—	—	(1)
Studios no longer operating	—	—	—	(9)
Studios operated at end of period(2)	—	—	—	—

Total North America studios
Studios operated at beginning of period	2,538	2,338	2,446	2,222
New studio openings	57	89	201	249
Studios no longer operating	(20)	(25)	(72)	(69)
Studios operated at end of period	2,575	2,402	2,575	2,402
(1)
Includes previously franchised company-owned transition studios that were converted to franchisee-owned studios in the period.
(2)
Excludes one company-owned transition studio operated at September 30, 2025 under the Rumble brand, which was divested in the third quarter of 2025.

The following table sets forth the total number of operating studios internationally for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
International studios
Studios operated at beginning of period	482	417	450	390
New studio openings	21	27	62	66
Studios no longer operating	(12)	(15)	(21)	(27)
Studios operated at end of period	491	429	491	429

The following table sets forth the total number of operating studios globally for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total studios
Studios operated at beginning of period	3,020	2,755	2,896	2,612
New studio openings	78	116	263	315
Studios no longer operating	(32)	(40)	(93)	(96)
Studios operated at end of period	3,066	2,831	3,066	2,831

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

As of September 30, 2025, we estimate approximately 40% of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

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

The following table reconciles our North America operating studios for the three and nine months ended September 30, 2025 and 2024, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,575	2,402	2,575	2,402
Studios no longer operating but generated sales in the period	5	3	5	3
Less: studios less than 13 months old	(307)	(407)	(307)	(407)
Less: non-traditional studio locations	(4)	(6)	(4)	(6)
Less: studios without 13 months of consecutive sales as of measurement date	(8)	(15)	(8)	(15)
Total	2,261	1,977	2,261	1,977

North America studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,575	2,402	NA	NA
Studios no longer operating but generated sales in the period	31	25	NA	NA
Less: studios less than 6 months old	(200)	(249)	NA	NA
Less: non-traditional studio locations	(4)	(6)	NA	NA
Total	2,402	2,172	NA	NA

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

The following table reconciles our North America operating studios for the three and nine months ended September 30, 2025 and 2024, respectively, to the total studios contributing to same store sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America studios contributing to same store sales
Operating studios (end of period)	2,575	2,402	2,575	2,402
Studios no longer operating but generated sales in the period	16	12	66	29
Less: studios less than 13 months old	(307)	(407)	(307)	(407)
Less: non-traditional studio locations	(4)	(6)	(4)	(6)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(5)	(14)	(3)	(11)
Total	2,275	1,987	2,327	2,007

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue, net:
Franchise revenue	$51,882	$44,458	$141,129	$129,232
Equipment revenue	7,459	14,681	28,072	41,506
Merchandise revenue	4,802	6,577	16,670	21,056
Franchise marketing fund revenue	8,827	8,565	27,557	24,777
Other service revenue	5,854	6,249	18,487	20,555
Total revenue, net	78,824	80,530	231,915	237,126
Operating costs and expenses:
Costs of product revenue	10,246	17,287	32,723	45,786
Costs of franchise and service revenue	7,047	4,867	15,099	15,748
Selling, general and administrative expenses	24,664	46,163	94,293	119,772
Impairment of goodwill and other noncurrent assets	17,568	4,505	32,411	16,594
Depreciation and amortization	3,679	4,226	9,608	13,179
Marketing fund expense	8,983	6,423	27,195	20,785
Acquisition and transaction expenses (income)	3,071	3,664	(7,482)	6,962
Total operating costs and expenses	75,258	87,135	203,847	238,826
Operating income (loss)	3,566	(6,605)	28,068	(1,700)
Other expense (income):
Interest income	(1,094)	(481)	(2,414)	(1,231)
Other income	(1,133)	—	(1,133)	—
Interest expense	12,917	11,843	37,280	34,644
Other expense	(644)	51	1,331	913
Total other expense	10,046	11,413	35,064	34,326
Loss before income taxes	(6,480)	(18,018)	(6,996)	(36,026)
Income taxes	266	131	1,063	216
Net loss	$(6,746)	$(18,149)	$(8,059)	$(36,242)

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
				(As Corrected)
Revenue, net:
Franchise revenue	66%	55%	61%	54%
Equipment revenue	9%	18%	12%	18%
Merchandise revenue	6%	8%	7%	9%
Franchise marketing fund revenue	11%	11%	12%	10%
Other service revenue	8%	8%	8%	9%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	13%	21%	14%	19%
Costs of franchise and service revenue	9%	6%	7%	7%
Selling, general and administrative expenses	31%	57%	41%	51%
Impairment of goodwill and other noncurrent assets	22%	6%	14%	7%
Depreciation and amortization	5%	5%	4%	6%
Marketing fund expense	11%	8%	12%	9%
Acquisition and transaction expenses (income)	4%	5%	(3)%	3%
Total operating costs and expenses	95%	108%	89%	102%
Operating income (loss)	5%	(8)%	11%	(2)%
Other expense (income):
Interest income	(1)%	(1)%	(1)%	(1)%
Other income	(1)%	—%	—%	—%
Interest expense	16%	15%	16%	15%
Other expense	(1)%	—%	1%	—%
Total other expense	13%	14%	16%	14%
Loss before income taxes	(8)%	(22)%	(5)%	(16)%
Income taxes	—%	—%	—%	—%
Net loss	(8)%	(22)%	(5)%	(16)%

Comparison of the three months ended September 30, 2025 and 2024

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2025 versus the three months ended September 30, 2024.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$51,882	$44,458	$7,424	16.7%
Equipment revenue	7,459	14,681	(7,222)	(49.2)%
Merchandise revenue	4,802	6,577	(1,775)	(27.0)%
Franchise marketing fund revenue	8,827	8,565	262	3.1%
Other service revenue	5,854	6,249	(395)	(6.3)%
Total revenue, net	$78,824	$80,530	$(1,706)	(2.1)%

Total revenue, net. Total revenue was $78.8 million in the three months ended September 30, 2025, compared to $80.5 million in the three months ended September 30, 2024, a decrease of $1.7 million, or 2%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue, partially offset by an increase in franchise revenue and franchise marketing fund revenue.

Franchise revenue. Franchise revenue was $51.9 million in the three months ended September 30, 2025, compared to $44.5 million in the three months ended September 30, 2024, an increase of $7.4 million, or 17%. Franchise revenue consisted of franchise royalty fees of $31.5 million, franchise territory fees of $13.7 million, technology fees of $3.6 million and training fees of $3.1 million in the three months ended September 30, 2025, compared to franchise royalty fees of $29.7 million, franchise territory fees of $7.5 million, technology fees of $4.3 million and training fees of $3.0 million in the three months ended September 30, 2024. The increase in franchise royalty fees was primarily due to a higher royalty rate for certain new studios, partially offset by a decrease due to brand divestitures in the current year. The increase in franchise territory fees is primarily attributed to an increase of $6.6 million, or 182%, in revenue recognized as a result of franchise agreement terminations year-over-year to $9.3 million in the three months ended September 30, 2025, compared to $2.7 million in the prior year period.

Equipment revenue. Equipment revenue was $7.5 million in the three months ended September 30, 2025, compared to $14.7 million in the three months ended September 30, 2024, a decrease of $7.2 million, or 49%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to a decrease in global equipment installations in the three months ended September 30, 2025, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $4.8 million in the three months ended September 30, 2025, compared to $6.6 million in the three months ended September 30, 2024, a decrease of $1.8 million, or 27%. The decrease was primarily due to lower demand from studios and a decrease in vendor rebates compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.8 million in the three months ended September 30, 2025, compared to $8.6 million in the three months ended September 30, 2024, an increase of $0.3 million, or 3%. The increase was primarily due to an increase in number of operating studios in North America since September 30, 2024.

Other service revenue. Other service revenue was $5.9 million in the three months ended September 30, 2025, compared to $6.2 million in the three months ended September 30, 2024, a decrease of 6%. The decrease was primarily due to a $0.4 million decrease in other preferred vendor commission revenue and brand fee revenue.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$10,246	$17,287	$(7,041)	(40.7)%
Costs of franchise and service revenue	7,047	4,867	2,180	44.8%
Selling, general and administrative expenses	24,664	46,163	(21,499)	(46.6)%
Impairment of goodwill and other noncurrent assets	17,568	4,505	13,063	290.0%
Depreciation and amortization	3,679	4,226	(547)	(12.9)%
Marketing fund expense	8,983	6,423	2,560	39.9%
Acquisition and transaction expense	3,071	3,664	(593)	(16.2)%
Total operating costs and expenses	$75,258	$87,135	$(11,877)	(13.6)%

Costs of product revenue. Costs of product revenue was $10.2 million in the three months ended September 30, 2025, compared to $17.3 million in the three months ended September 30, 2024, a decrease of $7.0 million, or 41%, compared to a decrease in related revenues of 42%. The decrease in cost of product revenue was partially attributable to a decrease in global equipment installations in the three months ended September 30, 2025, compared to the prior year period. Costs of product revenue as a percentage of related revenue increased to 84% in the three months ended September 30, 2025, from 81% in the comparable prior year period. The increase was primarily due to an increase in write downs of slow-moving inventory in the current year period.

Costs of franchise and service revenue. Costs of franchise and service revenue was $7.0 million in the three months ended September 30, 2025, compared to $4.9 million in the three months ended September 30, 2024, an increase of $2.2 million, or 45%. The increase was primarily due to a $2.0 million increase in franchise sales commissions, including a $2.2 million increase in costs recognized as a result of franchise agreement terminations year-over-year. This increase is consistent with the increase in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $24.7 million in the three months ended September 30, 2025, compared to $46.2 million in the three months ended September 30, 2024, a decrease of $21.5 million, or 47%. The decrease was primarily attributable to a decrease in legal expenses of $14.2 million (including nonrecurring insurance credits of $5.0 million in the current period) related to various legal matters including government investigations; a decrease of $2.6 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; lower restructuring and related charges of $7.0 million in the current year period; and an increase in gain on divestitures of brands of $1.5 million; partially offset by an $0.8 million increase in bad debt expense; an increase in salaries and wages of $0.7 million; a $0.7 million increase in loss on guaranty of franchisee third-party loans; and a net increase in other variable expenses of $1.6 million.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $17.6 million in the three months ended September 30, 2025, compared to $4.5 million in the three months ended September 30, 2024, an increase of $13.1 million. The increase was due to $12.7 million impairment of trademark, franchise agreement and deferred video production intangible assets related to the BFT reporting unit and other noncurrent asset impairments of $4.9 million in the current year period, compared to write down of right-of-use assets and intangible assets of $4.5 million related to studio exits in conjunction with our restructuring plan and wind down of AKT franchise operations in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $3.7 million in the three months ended September 30, 2025, compared to $4.2 million in the three months ended September 30, 2024, a decrease of $0.5 million, or 13%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $9.0 million in the three months ended September 30, 2025, compared to $6.4 million in the three months ended September 30, 2024, an increase of $2.6 million, or 40%. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended September 30, 2025, marketing fund revenue was $0.2 million lower than marketing fund expense.

Acquisition and transaction expense. Acquisition and transaction expense was $3.1 million in the three months ended September 30, 2025, compared to $3.7 million in the three months ended September 30, 2024, a decrease of $0.6 million, or 16%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(1,094)	$(481)	$(613)	127.4%
Other income	(1,133)	—	(1,133)	NA
Interest expense	12,917	11,843	1,074	9.1%
Other expense	(644)	51	(695)	(1,362.7)%
Total other expense, net	$10,046	$11,413	$(1,367)	(12.0)%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $1.1 million in the three months ended September 30, 2025, compared to $0.5 million in the three months ended September 30, 2024.

Other income. Other income consists of royalty payments from franchisees associated with the divested CycleBar and Rumble brands since the divestiture date, which was $1.1 million in the three months ended September 30, 2025, compared to $0 in the three months ended September 30, 2024. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information.

Interest expense. Interest expense was $12.9 million in the three months ended September 30, 2025, compared to $11.8 million in the three months ended September 30, 2024, an increase of $1.1 million, or 9%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.6 million in the three months ended September 30, 2025, compared to $0.1 million in the three months ended September 30, 2024.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes	$266	$131	$135	103.1%

Income taxes (benefit). Income taxes was (4.1%) of our share of pre-tax book income in the three months ended September 30, 2025, compared to (0.7%) of pre-tax book loss in the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$141,129	$129,232	$11,897	9.2%
Equipment revenue	28,072	41,506	(13,434)	(32.4)%
Merchandise revenue	16,670	21,056	(4,386)	(20.8)%
Franchise marketing fund revenue	27,557	24,777	2,780	11.2%
Other service revenue	18,487	20,555	(2,068)	(10.1)%
Total revenue, net	$231,915	$237,126	$(5,211)	(2.2)%

Total revenue. Total revenue was $231.9 million in the nine months ended September 30, 2025, compared to $237.1 million in the nine months ended September 30, 2024, a decrease of $5.2 million, or 2%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue, partially offset by an increase in franchise revenue and franchise marketing fund revenue.

Franchise revenue. Franchise revenue was $141.1 million in the nine months ended September 30, 2025, compared to $129.2 million in the nine months ended September 30, 2024 , an increase of $11.9 million, or 9%. Franchise revenue consisted of franchise royalty fees of $97.7 million, franchise territory fees of $21.8 million, technology fees of $12.5 million and training fees of $9.2 million in the nine months ended September 30, 2025, compared to franchise royalty fees of $85.6 million, franchise territory fees of $22.2 million, technology fees of $12.6 million and training fees of $8.8 million in the nine months ended September 30, 2024. The increase in franchise royalty fees was primarily due to an increase in the number of operating studios globally since September 30, 2024 (including studios related to the Lindora acquisition in the first quarter of 2024). The decrease in franchise territory fees is primarily attributed to divestiture of brands in 2024 and 2025, partially offset by an increase of $1.2 million, or 12%, in revenue recognized as a result of franchise agreement terminations year-over-year to $10.7 million in the nine months ended September 30, 2025, compared to $9.5 million in the prior year period.

Equipment revenue. Equipment revenue was $28.1 million in the nine months ended September 30, 2025, compared to $41.5 million in the nine months ended September 30, 2024, a decrease of $13.4 million, or 32%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to by a decrease in global equipment installations in the nine months ended September 30, 2025, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $16.7 million in the nine months ended September 30, 2025 compared to $21.1 million in the nine months ended September 30, 2024, a decrease of $4.4 million, or 21%. The decrease was due primarily to a decrease in demand from studios and a decrease in vendor rebates compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $27.6 million in the nine months ended September 30, 2025, compared to $24.8 million in the nine months ended September 30, 2024, an increase of $2.8 million, or 11%. The increase was primarily due to an increase in number of operating studios in North America since September 30, 2024.

Other service revenue. Other service revenue was $18.5 million in the nine months ended September 30, 2025, compared to $20.6 million in the nine months ended September 30, 2024, a decrease of $2.1 million, or 10%. The decrease was primarily due to a $1.6 million decrease in brand fee revenue and a $1.1 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios, partially offset by a $1.1 million increase in other preferred vendor commission revenue.

Operating Costs and Expenses

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$32,723	$45,786	$(13,063)	(28.5)%
Costs of franchise and service revenue	15,099	15,748	(649)	(4.1)%
Selling, general and administrative expenses	94,293	119,772	(25,479)	(21.3)%
Impairment of goodwill and other assets	32,411	16,594	15,817	95.3%
Depreciation and amortization	9,608	13,179	(3,571)	(27.1)%
Marketing fund expense	27,195	20,785	6,410	30.8%
Acquisition and transaction expenses (income)	(7,482)	6,962	(14,444)	(207.5)%
Total operating costs and expenses	$203,847	$238,826	$(34,979)	(14.6)%

Costs of product revenue. Costs of product revenue was $32.7 million in the nine months ended September 30, 2025, compared to $45.8 million in the nine months ended September 30, 2024, a decrease of $13.1 million, or 29%, compared to a decrease in related revenues of 28%. The decrease in cost of product revenue was partially attributable to a decrease in global equipment installations in the nine months ended September 30, 2025, compared to the prior year period. Costs of product revenue as a percentage of related revenue was 73% in both the nine months ended September 30, 2025, and 2024.

Costs of franchise and service revenue. Costs of franchise and service revenue was $15.1 million in the nine months ended September 30, 2025, compared to $15.7 million in the nine months ended September 30, 2024, a decrease of $0.6 million, or 4%. The decrease was primarily due to a $1.5 million decrease in franchise sales commissions, including a $0.5 million decrease in costs recognized as a result of franchise agreement terminations year-over-year. This decrease is consistent with the decrease in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $94.3 million in the nine months ended September 30, 2025, compared to $119.8 million in the nine months ended September 30, 2024, a decrease of $25.5 million, or 21%. The decrease was primarily attributable to a decrease in legal expense of $6.2 million (including nonrecurring insurance credits of $34.8 million in the current period) related to various legal matters; a decrease in equity-based compensation expense of $4.8 million primarily due to a decrease in the number of equity-classified restricted stock units (“RSUs”) outstanding during the current year period and an increase in forfeitures over the prior year period; a decrease in marketing and advertising expenses of $2.2 million; a decrease in studio support expense of $1.1 million; a net increase in gain on divestiture of brands of $2.7 million; and lower restructuring and related charges of $15.3 million in the current year period; partially offset by an increase in consulting and accounting services of $1.3 million and $1.1 million, respectively; a $3.0 million increase in loss on guaranty of franchisee third-party loans; and a net increase in other variable expenses of $1.4 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $32.4 million in the nine months ended September 30, 2025, compared to $16.6 million in the nine months ended September 30, 2024, an increase of $15.8 million, or 95%. The increase was due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, impairment of trademark, franchise agreement and deferred video production cost intangible assets of $12.7 million related to the BFT reporting unit, and other noncurrent asset impairments of $8.9 million compared to write down of franchise agreement intangible asset and goodwill of $12.1 million related to the CycleBar reporting unit and a write down of right-of-use and other assets of $4.5 million in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $9.6 million in the nine months ended September 30, 2025, compared to $13.2 million in the nine months ended September 30, 2024, a decrease of $3.6 million, or 27%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $27.2 million in the nine months ended September 30, 2025, compared to $20.8 million in the nine months ended September 30, 2024, an increase of $6.4 million, or 31% and is consistent with the increase in franchise marketing fund revenue. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the nine months ended September 30, 2025, marketing fund revenue was $0.4 million higher than marketing fund expense.

Acquisition and transaction expenses (income). Acquisition and transaction income was $7.5 million in the nine months ended September 30, 2025, compared to expense of $7.0 million in the nine months ended September 30, 2024, an increase in income of $14.4 million, or 207%. These amounts primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(2,414)	$(1,231)	$(1,183)	96.1%
Other income	(1,133)	—	(1,133)	NA
Interest expense	37,280	34,644	2,636	7.6%
Other expense	1,331	913	418	45.8%
Total other expense, net	$35,064	$34,326	$738	2.1%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $2.4 million in the nine months ended September 30, 2025, compared to $1.2 million in the nine months ended September 30, 2024.

Other income. Other income consists of royalty payments from franchisees associated with the divested CycleBar and Rumble brands since the divestiture date, which was $1.1 million in the nine months ended September 30, 2025, compared to $0 in the nine months ended September 30, 2024.

Interest expense. Interest expense was $37.3 million in the nine months ended September 30, 2025, compared to $34.6 million in the nine months ended September 30, 2024, an increase of $2.6 million, or 8%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $1.3 million in the nine months ended September 30, 2025, compared to $0.9 million in the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes	$1,063	$216	$847	392.1%

Income taxes. Income taxes were (15.2%) of pre-tax book income (loss) in the nine months ended September 30, 2025, compared to (0.6%) in the nine months ended September 30, 2024.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business net of insurance reimbursements), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other noncurrent assets, loss and expenses related to brand divestitures and wind down (including expenses directly related to the divested or wound down brands for arrangements that existed prior to divestiture or wind down), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), other income (consisting of royalties received from divested brands), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. For the nine months ended September 30, 2025, loss and expenses due to brand divestitures and wind down (excluding impairments) represents net gain on divestiture of $1.2 million and certain other expenses recorded primarily in connection with brand divestitures and outsourcing of our retail merchandising, including write-off of accounts receivable determined no longer collectable of $1.3 million, write-off of inventory of $2.5 million, loss on franchisee loan guarantees of $0.8 million, severance costs of $0.3 million, and certain other costs of $0.3 million. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(6,746)	$(18,149)	$(8,059)	$(36,242)
Interest expense, net	11,823	11,362	34,866	33,413
Income taxes	266	131	1,063	216
Depreciation and amortization	3,679	4,226	9,608	13,179
EBITDA	9,022	(2,430)	37,478	10,566
Equity-based compensation	2,394	4,983	8,341	13,121
Employer payroll taxes related to equity-based compensation	11	(7)	270	415
Acquisition and transaction expenses (income)	3,071	3,664	(7,482)	6,962
Litigation expenses (benefit)	(2,926)	10,435	8,342	14,521
Financial transaction fees and related expenses	30	—	472	620
TRA remeasurement	(644)	51	1,331	913
Impairment of goodwill and other noncurrent assets	17,568	4,505	32,411	16,594
Loss and expenses due to brand divestitures and wind down (excluding impairments)	3,919	408	4,000	1,272
Executive transition costs	7	—	7	690
Non-recurring rebranding expenses	—	—	—	331
Transformation initiative costs	(15)	—	874	—
Other income	(1,133)	—	(1,133)	—
Restructuring and related charges (excluding impairments)	2,175	9,193	3,993	19,403
Adjusted EBITDA	$33,479	$30,802	$88,904	$85,408

Liquidity and Capital Resources

As of September 30, 2025, we had $24.9 million of cash and cash equivalents, excluding $16.6 million of restricted cash consisting of marketing fund restricted cash of $15.9 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning October 1, 2025 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other things: (i) to maintain certain total leverage ratios, liquidity levels and EBITDA levels (in each case, as discussed further in the Credit Agreement); (ii) to use the proceeds of borrowings only for certain specified purposes; (iii) to refrain from entering into certain agreements outside of the ordinary course of business, including with respect to consolidation or mergers; (iv) restricting further indebtedness or liens; (v) restricting certain transactions with our affiliates; (vi) restricting investments; (vii) restricting prepayments of subordinated indebtedness; (viii) restricting certain payments, including certain payments to our affiliates or equity holders and distributions to equity holders; and (ix) restricting the issuance of equity. Additionally, on March 10, 2025, we obtained a waiver related to EBITDA levels as the Credit Agreement did not contain active exceptions for non-recurring legal expenses. The waiver permits the exclusion of certain non-recurring legal expenses from the calculation of EBITDA through March 31, 2026. As of September 30, 2025, we were in compliance with these covenants.

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

On July 24, 2025, we entered into a ninth amendment (the “Ninth Amendment”) to the Credit Agreement in connection with the divestiture of the Rumble and CycleBar brands. The Ninth Amendment did not modify the terms of the Credit Agreement. Instead, the Ninth Amendment requires us to apply the net proceeds received from the divestiture of the Rumble and CycleBar brands to repayment of the outstanding loan principal.

The total principal amount outstanding on the Term Loans, including exit fee, was $376.4 million at September 30, 2025. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At September 30, 2025, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$17,640	$10,901
Net cash provided by (used in) investing activities	(2,298)	(13,934)
Net cash provided by (used in) financing activities	(6,618)	3,713
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,724	$680

Cash Flows from Operating Activities

In the nine months ended September 30, 2025, cash provided by operating activities was $17.6 million, compared to $10.9 million in the nine months ended September 30, 2024, an increase in cash provided of $6.7 million. Of the increase, $20.9 million was due to higher net income after adjustments to reconcile net loss to net cash provided by operating activities and $37.2 million in unfavorable changes in working capital related to accounts payable, accrued expenses, inventories, prepaid expenses and other current assets, deferred revenue, and other current liabilities, partially offset by $23.0 million in favorable changes in working capital related to accounts receivable, deferred costs, other assets and other liabilities in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Cash Flows from Investing Activities

In the nine months ended September 30, 2025 and 2024, cash used in investing activities was $2.3 million and $13.9 million, respectively. The change year over year of $11.6 million was primarily attributable to cash used of $8.5 million for acquisition of Lindora in the prior year and the decrease in cash used to purchase property and equipment of $1.7 million in the current year and cash received of $2.0 million from the divestiture of CycleBar and Rumble brands in the current year.

Cash Flows from Financing Activities

In the nine months ended September 30, 2025, cash used in financing activities was $6.6 million, compared to cash provided of $3.7 million in the nine months ended September 30, 2024, representing a year over year deterioration of $10.3 million. The increase in cash used was primarily attributable to net borrowings on long-term debt of $5.8 million in the current year compared to $20.1 million in the prior period year, a decrease in cash used for payments of tax receivable agreement of $2.3 million and a decrease in payments for distributions to Pre-IPO Members of $6.5 million, partially offset by increased payments of $2.3 million for taxes related to net share settlement of restricted share units in the current year.

Off-Balance Sheet Arrangements

As of September 30, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $3.5 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of September 30, 2025 a $1.2 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of our franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of September 30, 2025, a $0.8 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of September 30, 2025, the outstanding principal balance, net of exit fee, of $369.2 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $3.7 million.

Foreign Currency Risk

There was no significant foreign currency risk for the nine months ended September 30, 2025 and 2024 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of September 30, 2025, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended as of September 30, 2025.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Plan Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2025, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2025, this evaluation remains ongoing.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 16 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors, except as described below and as set forth in our Form 10-Q for the quarter ended March 31, 2025 under the caption Item 1.A. Risk factors, which disclosure is incorporated by reference herein. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Disruptions in the availability of financing for current or prospective franchisees, including the current U.S. federal government shutdown, could adversely affect our business, results of operations, cash flows and financial condition.

Any decline in the capital markets, increases in financing costs, or limits on credit availability may negatively affect the ability of current or prospective franchisees to access the financial or management resources that they need to open or continue operating the studios contemplated by their agreements with us. Franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new studios and to provide working capital. The ongoing U.S. federal government shutdown has affected, and continues to affect, prospective and current franchisees’ ability to secure Small Business Administration (SBA) loans, which are a common source of financing for franchisees. If there is a decline in the credit environment or if the federal government shutdown is prolonged, financing may become difficult to obtain for some or all of our current and prospective franchisees. If current or prospective franchisees face difficulty obtaining financing, the number of our franchised studios may decrease, franchise fee revenues and royalty revenues could decline and our planned growth may slow, which would negatively impact our business, results of operations, cash flows and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1*	Description of Securities

10.1***

Retail Supply Agreement dated July 3, 2025, between the Company and Fit Commerce, a California Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 10, 2025).

10.2*

Ninth Amendment, dated as of July 24, 2025, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.

10.3***+	Employment Agreement dated July 30, 2025 between the Company and Mike Nuzzo (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 7, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

+ Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: November 7, 2025	By:	/s/ John Meloun
John Meloun
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)