Form 10-K
period 2025-12-31
Xponential Fitness, Inc.
filed 2026-03-04
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates, computed by reference to the last reported sale price of the Class A common stock as reported on the New York Stock Exchange on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $218.4 million.

The number of shares (in thousands) of Registrant’s Class A Common Stock and Class B Common Stock outstanding as of February 23, 2026 was 37,312 and 11,738 shares, respectively.

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

PART I

Item 1. Business.

Overview

Xponential Fitness, Inc. (the “Company” or “XPO Inc.”) through its principal operating subsidiary, Xponential Fitness LLC (“XPO LLC”), and other subsidiaries, is one of the leading global franchisors of boutique health and wellness brands.

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, functional training, and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout North America and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 28 additional countries as of December 31, 2025. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program. Prior to the divestitures of the CycleBar and Rumble brands in July 2025, through our ownership of the CycleBar and Rumble brands, we franchised boutique fitness studios dedicated to indoor cycling and boxing disciplines, respectively. Additionally, prior to the divestiture of the Lindora brand in September 2025, through our ownership of the Lindora brand, we franchised clinics that provided medically guided wellness and metabolic health solutions to its members.

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

Our Mission: Our mission is to deliver the talents, assets, and capabilities that franchise brands need to grow successfully.

Our Vision: Become a world class platform of premium franchise brands, offering curated experiences throughout our members' fitness journeys.

Our Values: Integrity, Excellence, Fun!, Connection

We believe our unique combination of a scaled multi-brand offering, resilient franchise model with the potential for strong unit economics and integrated platform has enabled us to build our leading market position in the large and growing U.S. boutique fitness industry. The following five key pillars are what currently guide our company strategy:

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

•
Expand our International Footprint. We continue to pursue selective international opportunities where we believe our brands are well positioned and where sustainable growth opportunities exist. International expansion is a component of our growth strategy, and we will continue to invest and market our brands to qualified operators in focused attractive international markets.

We built the Xponential Fitness brand portfolio through a series of acquisitions, targeting select health and wellness verticals. In curating our portfolio, we identified brands with exceptional programming and a loyal consumer base which we believed would benefit from our operational expertise, franchising experience and scaled platform. With extensive industry experience, our management team and brand leaders are a driving force behind our operational excellence. We have established a consistent operational model (the “Xponential Playbook”) that helps franchisees generate compelling studio economics. The key pillars of our Xponential Playbook include:

•
optimizing the studio prototype and investment cost;
•
thoroughly vetting franchisee candidates;
•
real estate identification, site selection, studio build-out and design assistance;
•
comprehensive pre-opening support, including membership sales, marketing support and programming development;
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

The Xponential Playbook is designed to help franchisees achieve compelling Average Unit Volumes (“AUVs”), strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. The smaller box format contributed to a weighted average initial franchisee investment of approximately $554,000 in 2025.

We believe our integrated platform, which supports our five brands, is a unique competitive advantage in the boutique health and wellness industry and enables us to accelerate growth and enhance operating margins. Our multi-brand offering results in higher franchisee lead flow and conversion, which lowers franchisee acquisition costs. Existing franchisees also serve as an embedded pipeline for continued expansion across our brands. As a result of our scale, we benefit from greater access to real estate and favorable vendor relationships. Additionally, we leverage shared corporate services across franchise sales, real estate, supply chain, outsourced retail merchandising, information technology, marketing, finance, accounting and legal. As an integrated platform, we utilize technology to provide improved functionality, drive efficiency and access compelling data across our brands. Our robust digital platform, with content spanning all of our fitness brands, is an important example of our ability to utilize our integrated platform to enhance our individual brand offerings and member retention. We also benefit from knowledge sharing and best practices across the portfolio.

As a franchisor business, we benefit from multiple predictable and recurring revenue streams that enable us to scale our franchised studio base in a capital efficient manner. As of December 31, 2025, franchisees were contractually committed to open an additional 832 studios in the United States, Canada and U.S. territories (referred to as the “North America Region”). As of December 31, 2025, we estimate approximately 30% of our licenses contractually obligated to open in these locations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive.

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

We had gross studio openings globally of 341 and 429 during the years ended December 31, 2025 and 2024, respectively. Our member base as of December 31, 2025 is approximately 5% larger than it was as of December 31, 2024.

Our Competitive Strengths

Diversified portfolio of leading boutique health and wellness brands.

Our portfolio of five diversified brands spans a variety of popular fitness, health, and wellness verticals including Pilates, barre, stretching, yoga, and functional training. We believe that our diversification represents a significant competitive advantage in a fragmented market comprised primarily of single-brand companies focused on an individual fitness, health or wellness vertical. The complementary nature of our brands allows our franchised studios to be located in close proximity to one another, providing variety and convenience to both consumers and franchisees. Our brands appeal to a broad range of consumers across ages, fitness levels and demographics and are positioned at an accessible price point. The strength of our brands is highlighted by the numerous accolades they have received, with five brands (Club Pilates, StretchLab, Pure Barre, BFT, and YogaSix) being listed among Entrepreneur’s 2026 Franchise 500 rankings. We believe that our diversified brand offering expands our total addressable market and translates into increased use occasions for consumers, driving increased share of wallet and enhancing consumer lifetime value across our portfolio.

Market leading position with significant nationwide scale.

We are one of the leading boutique health and wellness franchisors in the United States with 2,529 studios operating across five brands in the United States. We believe that our Pilates and barre brands have leading market share positions within their respective verticals. As the leaders in these verticals, and as one of the few players of scale, we believe that we occupy an advantageous position in an otherwise highly fragmented boutique fitness market.

We are able to leverage the popularity and reputation of existing Xponential studios to support both new studio sales to franchisees and to support franchisees’ ability to attract new customers to their studios. We believe that the continued expansion of the Xponential platform creates a network effect that reinforces our competitive position, making us increasingly attractive to potential franchisees and making studios increasingly popular with boutique fitness consumers. In conjunction with our scale, we have been able to achieve broad geographic diversification across the United States with franchise agreements in 49 states, Puerto Rico and the District of Columbia as of December 31, 2025. Our geographic reach represents a material competitive advantage, as we have demonstrated success across various markets, and we are able to remain competitive nationally even when extraordinary events heavily impact specific markets.

Passionate, growing and loyal consumer base.

Our franchised studios provide differentiated and accessible boutique fitness experiences that are fun, energetic and deliver a strong sense of community, engendering loyalty and engagement with consumers. Across our system, we had a total of 59.2 million in-studio and live stream visits in 2025, an increase of 12% over the prior year. The loyalty of our consumer base is evidenced by our franchisees’ ability to grow actively paying members by 5% from December 31, 2024 to December 31, 2025, and membership visits for the quarter ended December 31, 2025 increased 6% compared to the quarter ended December 31, 2024. For the quarter ended December 31, 2025, run-rate AUVs decreased -2% compared to the quarter ended December 31, 2024. We were able to deepen our consumer loyalty over the past few years through our robust digital platform offering, as well as the personal efforts of exceptional franchisees to strengthen their studio communities. As of December 31, 2025, studios had approximately 774,000 members, of which approximately 704,000 were actively paying members on recurring membership packages. Our franchised studios foster consumer engagement, personal accountability to achieve fitness goals and a strong sense of community, which drive repeat visits and maximize consumer lifetime value.

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

We believe our asset-light franchise model drives faster system-wide unit growth, compared to a similarly capitalized corporate-owned model. As a franchisor, we have multiple highly predictable revenue streams and low ongoing capital requirements. Upon the granting of access to a license, we receive a one-time, non-refundable upfront payment from franchisees for the right to open a studio in a specific territory. This is followed by a series of contractual payments once a studio is open (or in the case of the execution of a multi-unit agreement, upon the signing of the second and each subsequent franchise agreement pursuant to such multi-unit agreement), many of which are recurring, including royalty fees, technology fees and merchandise sales, marketing fees and instructor and management training revenues. Approximately 78% of our revenue in 2025 and 74% of our revenue in 2024 was considered recurring, and we believe this percentage will increase as franchise royalty fees are expected to account for a greater percentage of our revenue over time.

Reliable studio‑level economics that support sustainable performance.

The Xponential Playbook is designed to help franchisees achieve compelling AUVs, strong operating margins and an attractive return on their invested capital. Studios are generally designed to be between 1,500 and 2,500 square feet in size, depending on the brand. We believe our strong studio-level economics have contributed to our growth. Our open studios in the North America Region increased 7% from December 31, 2024 to December 31, 2025.

Large and expanding franchisee base with visible organic growth.

Our large number of existing licenses sold represents an embedded pipeline to support the continued growth of our business. As of December 31, 2025, on a cumulative basis since inception, we had 5,371 franchise licenses sold globally, compared to 5,192 franchise licenses sold as of December 31, 2024. Franchisees are contractually obligated to open studios in their territories after purchasing a franchise license. In the event that franchisees are unable to meet their contractual obligations, we have the ability to resell or reassign their territory license(s) to another franchisee in the system or our franchisee pipeline. The number of licenses contractually obligated to open is a useful indicator of the number of studios that may open in the future, although it is not certain that these studios will open. Accordingly, we have the potential to substantially increase our studio base through our existing licenses sold, providing us with highly visible unit growth and further increasing our already significant scale within the boutique health and wellness industry.

Proven and experienced management team

We are led by an experienced senior leadership team with extensive industry experience. Our strategic vision is driven by our highly experienced management team, led by Michael Nuzzo who was appointed as our Chief Executive Officer on August 2025. Mr. Nuzzo has proven experience in developing transformative business models, building brands, and driving sustained growth. Our brand leaders also act as a driving force behind their respective brands. Collectively, our management team fosters an entrepreneurial culture and mentality that resonates with franchisees. Our leadership team has significant experience scaling franchised brands and has created a culture designed to enable our future success.

Our Growth Strategies

We believe we are well-positioned to capitalize on multiple opportunities to drive the long-term growth of our business:

Grow our franchised studio base across all brands in the North America Region.

We have the opportunity to meaningfully expand our franchised studio footprint in the North America Region by leveraging our multiple brands and verticals, as well as our portability across regions and demographics.

We have grown our franchised studio footprint in the North America Region from 2,529 open studios across the U.S. and Canada as of December 31, 2019 to 2,606 open studios in the North America Region as of December 31, 2025, representing a Compound Annual Growth Rate (“CAGR”) of 14%. As of December 31, 2025, we had 1,269 franchisees and licenses for 832 studios contractually obligated to be opened under existing franchise agreements in North America. We sold 67 licenses in 2025 compared to 166 licenses in 2024 and 593 licenses in 2023. Our track-record of successful expansion demonstrates that the experience and value offered by our brands resonate with consumers across geographies, including urban and suburban markets, ages and income levels. Our small box format and multi-brand model have enabled us to scale rapidly, as franchisees have the ability to open studios from multiple brands adjacent or in close proximity to each other, creating cross-selling opportunities and providing consumers with greater optionality. As we scale, we expect to attract multi-studio franchisees to help us accelerate our pace of growth. Franchisees provide the capital to open each studio location and we provide ongoing support.

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
•
Attract and retain consumers through our digital platform: Our digital offering is designed primarily to support member engagement and retention, and extend access to our brands beyond the studio environment. We continue to evaluate and refresh our digital content offerings to support member engagement. We believe our digital offerings contribute to brand awareness, while remaining complementary to our core in-studio business model.

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

We believe there is opportunity for further international growth, underscored by our track-record of successful expansion across a diverse array of North American markets and our expansion into multiple international markets.

We are focused on expanding into territories with attractive demographics, including household income, level of education and fitness participation. We have developed strong relationships and executed master franchise agreements with master franchisees to propel our international growth. These master franchise agreements contractually obligate master franchisees to arrange the sale of licenses to franchisees in one or more countries outside of the North America Region. As of December 31, 2025, there were 491 studios open internationally across Australia, New Zealand, Japan, Singapore, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, Saudi Arabia, Malaysia, Indonesia, France and Hong Kong. Master franchisees were contractually obligated to sell licenses to franchisees to open an additional 767 studios, of which master franchisees have sold 192 licenses for studios not yet opened as of December 31, 2025.

Our Brands

We have a curated a portfolio of five brands that span a variety of popular fitness, wellness, and health verticals, including Pilates, barre, stretching, yoga and functional training. Collectively, our fitness brands offer consumers specialized and personalized workout experiences that appeal to a broad range of ages, fitness levels and demographics. Under our suggested operating model, consumers may purchase recurring monthly memberships, single classes or private one-on-one training services for each brand. We have created a robust digital platform of recorded workouts that can be easily accessed at-home or on-the-go.

Franchisees have the opportunity to purchase merchandise for resale in studios and online. To ensure consistency across the studio base, we require franchisees to order merchandise directly from our outsourced retail merchandising partner or approved vendors. Examples of merchandise include at-home fitness equipment such as weights, exercise mats, balls and exercise bands, fitness apparel, such as leggings and t-shirts, and accessories, such as water bottles and towels. Merchandise is offered from popular athletic retailers, as well as fitness apparel and accessories featuring our brands’ logos and slogans.

Club Pilates

Club Pilates, founded in 2007, is the largest Pilates brand by number of studios as of December 31, 2025. The programming tracks Joseph Pilates’ original Reformer-based Contrology method and is modernized with group practice and sophisticated equipment. Club Pilates, our first acquisition in 2017, is fueled by the vision of making Pilates more accessible, approachable and welcoming to everyone. Our Club Pilates franchises offer consistent, high-quality Reformer-based Pilates workouts in an uplifting and supportive atmosphere. As of December 31, 2025, there were 1,414 operational studios and 1,996 licenses sold globally.

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

Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes, as well as one-on-one private training classes. The typical studio is approximately 1,500 square feet and is designed to allow usually up to 12 people to work out together.

Pure Barre

We believe Pure Barre, founded in 2001 and acquired in 2018, is the largest barre brand by number of studios as of December 31, 2025. Pure Barre offers a range of effective, low-impact, full-body workouts for a broad range of ages and fitness levels designed to improve strength, muscle tone, agility, flexibility and balance. Pure Barre has cultivated a large and passionate consumer base through the combination of effective programing, an energetic in-studio experience and a supportive and community-oriented culture. As of December 31, 2025, there were 625 operational studios and 806 licenses sold globally.

There are five signature Pure Barre class formats: introductory, strength and power, balance and flexibility, classic barre, and interval training. Pure Barre offers a specialized multi-tiered teacher training program, which includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential, which we believe enables the brand to attract and retain high quality instructors. The choreography for each class format is refreshed on a quarterly basis. Under our suggested operating model, customers may purchase recurring monthly memberships for four, eight or unlimited monthly classes. There is also the option to purchase single walk-in classes. The typical studio is approximately 1,500 to 1,800 square feet and is designed to allow up to 26 people to work out together.

StretchLab

StretchLab, founded in 2015 and acquired in 2017, is a leading assisted stretching brand. StretchLab was created to help people improve their health and wellness through customized flexibility services. It appeals to customers across a broad range of ages and fitness levels and is highly complementary to our broader brand portfolio. As of December 31, 2025, there were 531 operational studios and 1,012 licenses sold globally.

StretchLab offers one-on-one and group assisted stretching sessions. Most of StretchLab’s customers purchase one-on-one sessions. StretchLab offers an extensive training program for “Flexologist” instructors. The teacher training program includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase monthly memberships for four, eight and unlimited group sessions per month. There is also the option to purchase single group sessions. One-on-one assisted stretching sessions can be purchased in recurring packages of four, eight or 12 classes per month, as well as in single one-on-one sessions. The typical studio is designed to be between 1,100 and 1,500 square feet and is equipped with approximately ten stretch benches.

YogaSix

We believe YogaSix, founded in 2011 and acquired in 2018, is the largest franchised yoga brand by number of studios as of December 31, 2025. Classes at YogaSix eliminate the intimidation factor that many people feel when trying yoga for the first time, offering a fresh perspective on one of the world’s oldest fitness practices. With modern-day yoga instruction, our diverse yoga and fitness programming includes movement and intensity to help customers achieve their fitness goals. As of December 31, 2025, there were 194 operational studios and 637 licenses sold globally.

There are six signature YogaSix class formats: introductory, slow flow, stretching, hot yoga, cardio and strength training. YogaSix offers an extensive accredited teacher training program for Registered Yoga Trainers. The 200-hour program includes both classroom and on-the-job training. Our training provides opportunities for technical advancement and increased earnings potential for instructors, which we believe enables the brand to attract and retain high quality instructors. Under our suggested operating model, customers may purchase recurring monthly memberships in packages of four, eight or unlimited monthly classes. There is also the option to purchase single classes. The typical studio is approximately 1,500 to 1,800 square feet and is designed to allow up to 40 people to work out together.

BFT

BFT, founded in 2017 and acquired in 2021, offers community-based 50-minute functional, high-energy strength, cardio and conditioning-based classes across multiple workout programs, each designed to achieve the unique health goals of its members. Training sessions are overseen by highly qualified coaches in a dynamic group environment. As of December 31, 2025, there were 333 operational studios and 790 licenses sold globally.

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

Our Franchise Model

Franchising Strategy

We rely on our franchising strategy to grow our brands’ global footprint in a capital efficient manner. Our franchise model leverages the local market expertise of highly motivated owners, our consistent Xponential Playbook and our corporate platform. The model has enabled us to scale our system-wide studio footprint globally at a CAGR of 9% from 2023 to 2025.

As of December 31, 2025, we had sold a total of 4,443 franchise licenses on a cumulative basis since inception in the North America Region, with approximately 18% of licenses, net, owned by single-unit franchisees and approximately 82% of licenses, net, owned by multi-unit franchisees. As of December 31, 2025, 52% of franchisees owned more than one license and about 48% of franchisees owned a single brand of licenses. The largest franchisee in the North America Region owned 225 licenses, representing approximately 5% of our total franchise licenses sold in North America as of December 31, 2025. Our franchise system includes both traditional individual franchisees and larger institutional or corporate operators that generally own and operate multiple studios.

When considering potential franchisees, we evaluate their prior experience in relationship-oriented businesses, level of hands-on involvement in their communities, financial history and available capital and financing.

Franchisee Selection Process

We created a disciplined and highly effective franchisee development program for our portfolio of brands and franchisees. The franchisee network in the North America Region has grown from 1,219 franchisees as of December 31, 2019 to 1,269 franchisees as of December 31, 2025, representing a CAGR of 1%.

When evaluating new potential franchisees in the North America Region, we typically look for the following characteristics:

•
financially qualified individuals;
•
relationship-oriented business background;
•
motivated leaders who are driven by success;
•
passion to help people meet their health and fitness goals; and
•
willingness to implement our model and strategies.

The potential franchisees must also meet the following eligibility criteria:

•
minimum liquidity of $250,000 and 30% debt to asset ratio;
•
minimum net worth of $500,000; and
•
financial means to invest between $270,000 to $1,200,000 to build out their studio, depending on the brand.

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

Our franchise agreements have an initial ten-year term. We can terminate the franchise agreement if a franchisee is in default thereunder, has failed to meet our minimum monthly gross revenue quotas or has failed to select a site for the studio that meets our approval within an indicated time period. From December 31, 2024 to December 31, 2025, 284 licenses were terminated in the North America Region and 65 were terminated in other international locations. We expect franchisees to meet and maintain minimum monthly gross revenue quotas by the first and second anniversary of their studio opening. Failure to meet these quotas for 36 consecutive months at any time during the term of the franchise agreement can result in the institution of a mandatory corrective training program or termination of the franchise agreement. We require franchisees to open their studio for regular, continuous business within a specified timeline. Within six months of the expiration of the initial ten-year term, franchisees will have the opportunity to renew for one or two additional five-year terms, subject to the terms and conditions prevailing at the time of renewal.

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

Studios

As of December 31, 2025, franchisees operated 2,606 studios in the North America Region and 491 studios in other international locations. In 2025, franchisees opened 252 studios across the North America Region as well as 89 studios internationally.

Operating company-owned studios is not a component of our business model. Following the significant disruption to the global fitness industry caused by the COVID-19 pandemic, however, we took ownership of a greater number of studios than we would expect to hold in the normal course of our business. In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. As of December 31, 2025, we had one company-owned transition studio.

The map below shows open studios in the North America Region as of December 31, 2025:

66
8
4
35
76
Canada
3
3
11
31
18
22
140
54
2
59
37
6
24
28
11
13
97
73
80
105
47
7
72
42
386
14
27
1
95
8
19
67
10
20
11
51
91
39
10
25
82
242
1
19
205
8

Brand	Club Pilates	Pure Barre	Stretch Lab	YogaSix	BFT
Number of U.S. states	47	48	43	31	18

We continue to drive the international expansion of our studio base. We currently have in place master franchise and international expansion agreements that grant master franchisees the right to sell licenses to potential franchisees in 28 countries that we have targeted for near-term expansion. As of December 31, 2025, there were 491 studios open internationally outside the North America Region, and the master franchisees were contractually obligated to sell licenses to franchisees to open an additional 767 studios, of which master franchisees have sold 192 licenses for studios not yet open as of December 31, 2025. As of December 31, 2025, franchisees were contractually committed to open an additional 832 studios in the North America Region under existing franchise agreements.

As of December 31, 2025, we estimate approximately 30% of our licenses contractually obligated to open in the North America Region are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive.

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

Marketing

Marketing Strategy

Our marketing strategy is designed to highlight our leading brand portfolio, the compelling value proposition of our brands and the unique attributes and benefits of boutique health and wellness. Marketing is provided centrally at the corporate level, with a focus on building brand awareness, generating new customer leads and increasing studio traffic at the national and local level. We leverage our corporate platform and marketing expertise to develop tailored marketing strategies to capitalize on each of our brands’ potential.

Marketing Spending

National advertising. We manage a marketing fund for franchisees, with the goal of building national awareness for our brands. We focus our marketing efforts on national advertising and media partnerships, developing and maintaining creative assets to support local sales throughout the year, and building and supporting the Xponential Fitness community via digital and social media for each of our brands. Our franchise agreements require franchisees to contribute 2% of their monthly gross sales to the marketing fund of their respective brand. Our marketing funds have enabled us to spend approximately $40.5 million, $26.7 million and $22.7 million in 2025, 2024 and 2023, respectively, to increase national awareness of our brands. We believe this is a powerful marketing tool as it allows us to increase brand awareness in new and existing markets.

Local marketing. Our franchise agreements generally require franchisees to spend at least $1,500 per month on approved local marketing to support promotional sale periods throughout the year and continue to build the brand in local markets. All franchised studios are supported by our dedicated franchisee marketing team, which provides guidance, tracking, measurement and advice on best practices. Franchisees spend their marketing dollars in a variety of ways to promote business at their studios on a local level. These methods typically include media vehicles that are effective on a local level, including direct mail, outdoor (including billboards), social media and radio advertisements and local partnerships and sponsorships.

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

Suppliers

We require franchisees to make most purchases related to the build out and operation of their studios from us or our approved vendors. This helps us ensure the timelines of build outs and the maintenance of consistent studio quality within each brand. We sell equipment purchased from third-party equipment manufacturers to franchised studios in North America. Franchisees outside North America must purchase equipment from third-party equipment manufacturers approved by us. We also have suppliers of fitness accessories and apparel. Additionally, we have direct sales of display cases, engraved wood signs, point of sale displays, custom acrylic panels, and other products to franchisees in the North America Region.

Vendors arrange for delivery of products and services either directly to our warehouse or to franchisee studios. We continually re-evaluate our supplier relationships to ensure we and our franchisees obtain competitive pricing and high-quality equipment, merchandise and other items.

Human Capital Resources

As of December 31, 2025, we had approximately 340 employees at our corporate headquarters, of which approximately 116 were part-time employees. We also had approximately 18 employees at our one company-owned transition studio as of December 31, 2025, of which approximately 16 were part-time employees. None of our employees are represented by labor unions, and we believe we have a good relationship with our employees.

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

Xponential franchises are independently owned and operated businesses. As such, employees of franchisees are not employees of Xponential Fitness or any of its subsidiaries.

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

Intellectual Property

As of December 31, 2025, we owned approximately 43 registered trademarks and service marks in the United States and approximately 347 registered trademarks and service marks in other countries, including “Xponential,” “Pure Barre,” “StretchLab,” “YogaSix,” “Club Pilates” and “BFT.” We believe the Xponential name, and the marks associated with our five brands are of value and are important to our business. Accordingly, as a general policy, we pursue registration of our marks in the United States and select international jurisdictions, monitor the use of our marks in the United States and internationally and oppose any unauthorized use of our marks.

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

The Company has been the subject of federal and state inquiries relating to its compliance with franchise disclosure laws, which in some cases have involved pausing the offer and sale of franchises. The Company is cooperating with all relevant authorities and will continue to support the regulatory process.

Our franchising subsidiaries amended the 2025 FDDs on February 19, 2026. As a result, offers and sales of franchises are temporarily paused in the following registration states -- California, Hawaii, Illinois, Minnesota, New York, North Dakota, Rhode Island, Virginia, and Washington — until each state completes its review and registration of the amended FDDs. Pure Barre, however, may continue selling in Illinois and New York because it qualifies for an exemption. Separately, offers in Maryland are paused due to an ongoing regulatory inquiry. In all listed states, sales may proceed where an applicable exemption permits sales to persons who meet specific criteria.

The FDDs will be updated and renewed for 2026. Upon the issuance of the 2026 FDDs, the franchisors will begin offering and selling franchises in states that do not require registration of the FDDs. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who meet specific criteria. Sales will resume promptly following such registration, subject to any applicable waiting periods. Any inability to sell franchises for an extended period can result in slowed growth and could result in a reduction in our anticipated royalty or franchise revenue, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

We (for the single studio we operate) and franchisees are responsible for compliance with state laws that regulate the relationship between health clubs and their members. Nearly all states have consumer protection regulations that limit the collection of monthly membership dues prior to a studio opening, require certain disclosure of pricing information, mandate the maximum length of contracts and “cooling off” periods for members (after the purchase of a membership), set escrow and bond requirements, govern member rights in the event of a member relocation or disability, provide specific member rights when a health club closes or relocates, or preclude automatic membership renewals.

We and franchisees primarily accept payments for our memberships through electronic fund transfers from members’ bank accounts and, therefore, are subject to both federal and state legislation and certification requirements, including the Electronic Funds Transfer Act. Some states have passed or considered legislation requiring gyms and health clubs to offer a prepaid membership option at all times and/or limit the duration for which such memberships can auto-renew through electronic fund transfers, if at all. Our business relies heavily on the fact that our memberships continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health club statutes provide harsh penalties for violations, including membership contracts being void or voidable.

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

Our Organizational Structure

The Company was formed as a Delaware corporation on January 14, 2020 for the purpose of facilitating an initial public offering (“IPO”) and entered into a series of transactions to implement an internal reorganization. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 72.0% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”). The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “XPOF”.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks, some of which are discussed below. The risk factors discussed in this section should be considered together with all of the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, prospects, results of operations, cash flows and financial condition could suffer materially, the trading price of our Class A common stock could decline and you could lose all or part of your investment. We provide these disclosures to convey our views on risks or circumstances that could significantly and adversely influence the Company and its securities going forward. Any references to prior events are included solely as illustrative examples and should not be taken as an exhaustive list, nor as an indication of whether such events have occurred in the past or how likely they are to occur in the future. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described in this section. The principal risk factors are:

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to Our Business and Industry:

•
Our financial results are affected by the financial results of our franchisees and master franchisees.
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
•
Our performance may be negatively impacted by our recent changes in executive leadership.
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
•
Our growth strategy could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
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
•
We, franchisees and master franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.

•
We, franchisees, master franchisees or our third-party service providers may fail to properly maintain the confidentiality and integrity of our customer personal data.
•
Failure by us, franchisees, master franchisees or third-party service providers to comply with existing or future data privacy laws and regulations could have a material adverse effect on our business.
•
Changes in legislation or requirements related to electronic funds transfer may adversely impact our business operations.
•
We and franchisees are subject to risks related to Automated Clearing House (“ACH”), credit card, debit card and gift card payments we accept.
•
We depend on a limited number of suppliers for certain equipment, services and products.
•
Changes in trade policies, including tariffs, could adversely affect our business.
•
Our intellectual property rights, including trademarks and trade names, may be infringed, misappropriated or challenged by others.
•
We and our franchisees are dependent on certain music licenses to permit franchisees to use music in their studios.
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
•
Our reliance on a single third-party supplier for most retail products exposes us to operational and financial risk.
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
•
Changes in sustainability issues may have an adverse effect on our business.

Risks Related to Our Organizational Structure:

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

Risks Related to Our Class A Common Stock:

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

•
Material weakness identified in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
•
The trading price of our Class A common stock has been and may continue to be volatile, and the value of your investment could decline.
•
We have in the past and may in the future be subject to short selling strategies.
•
Failure to comply with anti-corruption and anti-money laundering laws or similar laws and regulations could subject us to penalties and other adverse consequences.
•
Activist investors could have an adverse effect on our business.

Risks Related to Our Business and Industry

Our financial results are affected by the operating and financial results of, and our relationships with, our franchisees and master franchisees.

Franchisees are an integral part of our business. We would be unable to successfully implement our growth strategy without the participation of franchisees. The failure of franchisees to focus on the fundamentals of studio operations, such as quality, service and studio appearance, would adversely affect our business, results of operations, cash flows and financial condition.

A substantial portion of our revenue comes from royalties generated by franchised studios and studios franchised through master franchisees, other fees and commissions generated from activities associated with franchisees and equipment sales and leases to franchisees. As a result, our financial results are largely dependent upon the operational and financial results of franchisees. As of December 31, 2025, we had 2,606 open studios in the North America Region and master franchisees with 491 studios operating internationally. Negative economic conditions, including inflation, tariffs and the effect of decreased consumer confidence or changes in consumer behavior, or any continued disruptions in franchisees’ operations, could materially harm franchisees’ financial condition, which would cause our royalty and other revenues to decline and, as a result, materially and adversely affect our business, results of operations, cash flows and financial condition. In addition, if franchisees fail to renew their franchise agreements with us, or otherwise cease operating, our royalty and other revenues may decrease, which in turn could materially and adversely affect our business, results of operations, cash flows and financial condition.

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
•
impact of and responses to public health considerations;

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

The number of new studios that actually open in the future may differ materially from the number of U.S. licenses sold and international licenses to be sold via master franchise agreements. As of December 31, 2025, we had 832 studios in the North America Region contractually obligated to be opened under existing franchise agreements and 767 licenses to be sold internationally via master franchise agreements in respect of studios that had not yet opened. Historically, a portion of our licenses sold have not ultimately resulted in new studios. From December 31, 2024 to December 31, 2025, 284 licenses were terminated in the North America Region and 65 were terminated internationally. As of December 31, 2025, we estimate approximately 30% of our licenses contractually obligated to open in these locations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. We expect that terminations may increase over time, however, the timing and number of such terminations is unknown. The historic conversion rate of signed studio commitments to new studio locations may not be indicative of the conversion rate we will experience in the future, and the total number of new studios that actually open in the future may differ materially from the number of licenses sold at any point in time. In addition, the timing of new studio openings is sometimes delayed for a variety of reasons, and delayed openings would adversely affect our business, results of operations, cash flows and financial condition.

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

Our business and operations could be negatively impacted by the recent changes in executive leadership.

We depend upon our senior management team to direct our strategy and operations. On August 7, 2025, we announced Michael Nuzzo as our Chief Executive Officer to succeed Mark King, who retired from his position as Chief Executive Officer. On November 12, 2025, we announced certain additional leadership changes, including the appointment of Gavin M. O’Connor as our Chief Legal Counsel and Administrative Officer. Key management transitions such as these, involve inherent risk. As with any change in personnel at an executive officer level, there will be a period of transition as our management team assimilates. If we do not successfully manage these transitions, it could be viewed negatively by our franchisees, employees or investors and could have an adverse impact on our business, financial condition, and operating results. With the change in leadership, there is also a risk to retention of other members of senior management, as well as to continuity of business initiatives, plans, and strategies through the transition period and if we are unable to execute an orderly transition, our business may be adversely affected.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel.

Our future success depends, in part, on the services of our senior management team and other key employees at our corporate headquarters, as well as on our ability to recruit, retain and motivate key employees. We have in the recent past experienced turnover of key employees and competition to hire such employees can be intense. The inability to identify, attract, develop, integrate and retain qualified employees required to expand our activities, or the additional loss of current key employees, could adversely affect our operating efficiency and financial condition. We heavily rely on the continued service and performance of our senior management team. Likewise, we have identified the need to add trained accounting staff to address weaknesses in internal controls over financial reporting identified in this report. During 2025 we experienced significant senior management turnover including a change in our Chief Executive Officer and Chief Legal Counsel. If our senior management team, including any new hires that we make in the future, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations, reduce our employee retention, impair our ability to compete or have other negative effects on our business. Although we have entered into employment offer letters with certain of our key personnel, these letters have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees.

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

We have master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 28 additional countries as of December 31, 2025, and we plan to continue to grow internationally. However, our international operations are in early stages. Expansion into international markets will be affected by local economic and market conditions. Therefore, as we expand internationally, franchisees may not experience the operating margins we expect, and our results of operations and growth may be materially and adversely affected. Growing our international presence may also increase our risks related to international operations. Our financial condition and results of operations may also be adversely affected if the global markets in which our franchised studios compete are affected by changes in political, economic or other factors. These factors, over which neither we nor franchisees have control, may include:

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

We have experienced operating losses in the past and may experience operating losses in the future. For example, we had a net loss of $53.7 million for the year ended December 31, 2025 and a net loss of $98.7 million for the year ended December 31, 2024, and we cannot be certain that we will achieve or maintain profitability and may incur operating losses in the future. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, expand our operating infrastructure and expand into new geographies. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for new franchises, reduced demand for the services and products offered by franchisees, increased competition, reduction in openings of new studios, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we may not be able to maintain profitability and could result in noncompliance with our debt covenants.

Macroeconomic conditions or an economic downturn or uncertainty in our key markets could adversely affect discretionary spending and reduce demand for our and franchisees’ services and products, which could adversely affect our and franchisees’ ability to increase sales at existing studios or to open new studios.

Recessionary economic cycles, low consumer confidence, inflation, higher interest rates, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may negatively affect our ability to attract franchisees and a decrease in discretionary consumer spending could reduce demand for health, fitness and wellness services and products, which could adversely affect our revenue and operating margins and make opening new studios more difficult. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions. Unfavorable economic conditions may decrease demand for our franchises and may also affect our ability to adjust pricing. In addition, unfavorable economic conditions, such as persistent inflation and rising cost of living, may lead consumers to have lower disposable income and reduce the frequency with which they purchase our and franchisees’ services and products. In addition, disasters or outbreaks, such as a pandemic, as well as any resulting recession, depression or other long-term economic impact in our key markets, could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our or franchisees’ operating results. This could result in operational disruptions or fewer transactions or limitations on the prices we and franchisees can charge for services and products, either of which could reduce our sales and operating margins. All of these factors could have a material adverse impact on our results of operations and growth strategy.

Disruptions in the availability of financing for current or prospective franchisees could adversely affect our business, results of operations, cash flows and financial condition.

Any decline in the capital markets, increases in financing costs, or limits on credit availability may negatively affect the ability of current or prospective franchisees to access the financial or management resources that they need to open or continue operating the studios contemplated by their agreements with us. Franchisees generally depend upon financing from banks or other financial institutions in order to construct and open new studios and to provide working capital. The U.S. federal government shutdown that took place for 43 days in 2025 affected prospective and current franchisees ability to secure Small Business Administration (SBA) loans, which are a common source of financing for franchisees. If there is a decline in the credit environment, financing may become difficult to obtain for some or all of our current and prospective franchisees. If current or prospective franchisees face difficulty obtaining financing, the number of our franchised studios may decrease, franchise fee revenues and royalty revenues could decline and our growth may slow, which would negatively impact our business, results of operations, cash flows and financial condition.

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

We have studio locations throughout the U.S. and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 28 additional countries as of December 31, 2025, and we plan to continue to seek franchisees to open new studios in the future, some of which will be in existing markets. We intend to continue opening new franchised studios in existing markets as part of our growth strategy, some of which may be located in close proximity to studios already in those markets. Opening new studios in close proximity to existing studios may attract some customers away from those existing studios, which may lead to diminished revenue and profitability for us and franchisees rather than increased market share. In addition, as a result of opening new studios in existing markets, and because older studios will represent an increasing proportion of our studio base over time, same store sales may be lower in future periods than they have been historically.

We, franchisees and master franchisees rely heavily on information systems provided by a single provider, and any material failure, interruption, weakness or termination with such supplier may prevent us from effectively operating our business and damage our reputation.

We and franchisees in the North America Region, rely heavily on information systems provided by ClubReady, LLC (“ClubReady”), including the point-of-sale processing systems in our franchised studios and other information systems managed by ClubReady, to interact with franchisees and customers and to collect and maintain customer information or other personally identifiable information, including for the operation of studios, collection of cash, management of our equipment supply chain, accounting, staffing, payment of obligations, ACH transactions, credit and debit card transactions and other processes and procedures. Our and franchisees’ ability to efficiently and effectively manage studios depends significantly on the reliability and capacity of these systems, and any potential failure of ClubReady to provide quality uninterrupted service is beyond our and franchisees' control. We have previously experienced a dispute with ClubReady and while that dispute has been resolved amicably, there is no guarantee a dispute will not arise in the future.

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

Our franchise model subjects us to a number of risks, any one of which may impact our royalty and other revenues collected from franchisees, harm the goodwill associated with our brands, and materially and adversely impact our business, results of operations, cash flows and financial condition.

Franchisee bankruptcies. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under our agreements with such franchisee. In the event of a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement or agreements, area development agreement, multi-unit agreements or any other agreements pursuant to Section 365 of the U.S. Bankruptcy Code, in which case there would be no further royalty payments or any other payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

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

In addition, each of our franchise agreements has a term that expires upon the expiration of term, we or the franchisee may, or may not, elect to enter into a successor franchise agreement. The award of a successor franchise is contingent on, among other requirements, the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty rates, advertising fees and other fees and costs), the satisfaction of certain conditions (which may include studio renovation and modernization and other requirements) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of these requirements and applicable notice, cure, and other requirements under state law have been provided, then the franchise agreement will expire at the end of its term.

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

In addition, we, franchisees, and master franchisees are subject to various regulatory efforts, such as efforts to enforce employment laws, which include efforts to categorize franchisors as the co-employers of their franchisees’ employees, legislation to categorize independent contractors as employees, legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits, and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. These efforts may impose greater costs and regulatory burdens on us and franchisees, and negatively affect our ability to attract and retain franchisees.

We are currently involved in lawsuits related to certain of the above-described matters. In the ordinary course of business, we are also the subject of regulatory actions regarding the enforceability of the non-compete clauses included in our franchise agreements. In particular, certain states have public policies that may call into question the enforceability of non-compete clauses. Regardless, however, of whether any claim brought against us in the future is valid or we are liable, such a claim would be expensive to defend and may divert time, money and other valuable resources away from our operations and, thereby, hurt our business.

Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims, or any adverse publicity resulting from such claims, could adversely affect our business, results of operations, cash flows and financial condition.

Franchise agreements and franchisee relationships. Franchisees develop and operate their studios under terms set forth in our area development, multi-unit and franchise agreements, respectively. These agreements give rise to long-term relationships that involve a complex set of obligations and cooperation. We have a standard set of agreements that we typically use with franchisees. However, we reserve the right to negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We and franchisees may not always maintain a positive relationship or interpret our agreements in the same way. Our failure to have positive relationships with franchisees could individually or in the aggregate cause us to change or modify our business practices, which may make our franchise model less attractive to franchisees or their customers.

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

From time to time, we have taken ownership of underperforming studios with a view to improving the operating results of the studio and ultimately re-licensing it to a different franchisee. In the third quarter of 2023, we announced a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. As a result, the number of company-owned transition studios has significantly decreased. As of December 31, 2025 and 2024, we had ownership of only one such studio, compared to 22 studios as of December 31, 2023. While we have no plans to take ownership of underperforming studios going forward, we continue to incur restructuring expenses related to our previous ownership of company-owned transition studios. Additionally, cash outflows related to company-owned transition studio lease terminations are expected to be incurred throughout 2026. Such restructuring activities may also divert management's attention from our core business and lead to potential disputes with the employees, customers or suppliers of the affected studios. Additionally, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, the expected charges may be greater than expected, including payments for lease terminations, and we may not be able to reach agreement with contractual counterparties, any of which could negatively impact our business.

We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.

We operate in a dynamic and rapidly evolving market, contending with a diverse array of competitors spanning multiple segments of the health and wellness industry. Our competitive environment includes boutique fitness studios, personal trainers, large-scale health and fitness clubs, at-home fitness solutions, digital wellness platforms, and AI-driven fitness applications. Additionally, we compete in the franchise market, where potential franchisees evaluate opportunities across both boutique fitness brands and entirely different industries.

As technology reshapes consumer expectations and engagement models, competition is intensifying, with both emerging and established players innovating rapidly. Market participants are increasingly leveraging artificial intelligence (“AI”), predictive analytics, and immersive digital experiences to personalize engagement, enhance operational efficiency, and scale at unprecedented speeds. The convergence of fitness, health, and technology has also given rise to integrated wellness ecosystems that blend AI-powered coaching, biometric tracking, and connected hardware, further redefining industry standards.

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

Well-capitalized competitors with substantial financial reserves, proprietary technology, and aggressive market expansion strategies can swiftly disrupt traditional business models, optimize franchise operations through automation, and enhance customer experiences through digital-first approaches. If we do not continuously innovate, leverage data-driven intelligence, and integrate advanced technology across our digital and physical offerings, including rapidly evolving technological developments in AI, we risk losing market position to these technologically advanced competitors. Failure to compete effectively could have an adverse effect on our business, results of operations, cash flows and financial condition.

Franchisees may be unable to attract and retain customers, which would materially and adversely affect our business, results of operations, cash flows and financial condition.

The success of our business depends on our and franchisees’ ability to attract and retain customers. Our and franchisees’ marketing efforts may not be successful in attracting customers to studios, and customer engagement may materially decline over time, especially at studios in operation for an extended period of time. Customers may cancel their memberships at any time after giving proper advance notice, subject to an initial minimum term applicable to certain memberships. Franchisees may also cancel or suspend memberships if a customer fails to provide payment. In addition, franchised studios experience attrition and must continually engage existing customers and attract new customers in order to maintain membership levels. In order to increase membership levels, we may from time to time allow franchisees to offer promotions or lower monthly dues or annual fees. If we and franchisees are not successful in optimizing price or in increasing membership levels in new and existing studios, growth in monthly membership dues or annual fees may suffer. Any decrease in average dues or fees or higher membership costs may adversely impact our business, results of operations, cash flows and financial condition.

New brands or services that we launch in the future may not be as successful as we anticipate, which could have a material adverse effect on our business, results of operations, cash flows and financial condition and we may not be able to successfully integrate acquired brands.

We have in the past and may in the future launch or acquire additional brands, services or products in the future. We cannot assure you that any new brands, services or products we launch or acquire will be accepted by consumers, that we will be able to recover the costs incurred in developing new brands, services or products, or that new brands, services or products will be successful.

If new brands, services or products are not as successful as we anticipate, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. We have divested and may, in the future, divest certain assets or brands that do not meet our strategic objectives or growth targets. With respect to any potential future divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect our profitability as a result of the gains or losses on such sale of a business or brand and the loss of the revenue resulting from such sale or the costs or liabilities that we retain has in the past, and may in the future, negatively impact profitability and cash flow subsequent to any divestiture. For example, during the year ended December 31, 2025 we divested the CycleBar, Rumble and Lindora brands. The divesture of Lindora resulted in a loss for us. During the year ended December 31, 2024 we divested the Row House and Stride brands and wound down franchise operations of the AKT brand, all of which resulted in losses for us.

Our growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Since our founding in 2017, we have experienced significant growth in our business activities and operations. This expansion has placed, and our planned future expansion may place significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls, some of which have deficiencies identified in this report. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we and franchisees foster at studios is an important contributor to our success. However, as we expand, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as we continue our growth strategy and any failure to successfully execute on our growth strategy of studios could materially and adversely affect our business, results of operations, cash flows and financial condition.

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

On April 26, 2024, we received a request for information from the Office of the Attorney General of Maryland related to our compliance with Maryland’s Franchise Registration and Disclosure Law. As a result of the inquiry, we were unable to offer and sell franchises in Maryland, except in cases where an exemption permitted sales to persons who met specific criteria. The Maryland matter is ongoing. Additionally, we previously received notice of investigations from the State of Washington's Department of Financial Institutions (“DFI”), the Virginia Division of Securities and Retail Franchising (“VDSRF”), and the Office of the Attorney General of the State of New York (“NYAG”) related to our compliance with relevant state franchise laws. On August 12, 2025, without admission of wrongdoing, we entered into a consent order with DFI to resolve the matter. Similarly, on February 12, 2026, without admission of wrongdoing, the Company signed a settlement order with VDSRF to resolve the matter, which the VDSRF will be countersigning shortly. The NYAG matter is ongoing.

Due to amendments we make to our Franchise Disclosure Documents (“FDDs”) or due to regulatory inquiries, from time to time we may have to pause the sale of franchises. The periodic inability to sell licenses for an extended period can and has slowed growth and any new required pause could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

We and franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and Canada governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our franchisees’ employees are paid at rates related to the U.S. federal minimum wage. Increases in the U.S. federal minimum wage would increase our franchisees’ labor costs, which might result in franchisees’ inadequately staffing studios. Such increases in labor costs and other changes in labor laws could affect studio performance and quality of service, decrease royalty revenues and adversely affect our brands.

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

Franchisees are responsible at the studios they operate for compliance with state and provincial laws that regulate the relationship between studios and their customers. Many states and provinces have consumer protection regulations that may limit the collection of dues or fees prior to a studio opening, require disclosure of certain pricing information, mandate the maximum length of membership contracts and “cooling off” periods for customers after the purchase of a membership, set escrow and bond requirements for studios, govern customer rights in the event of a customer relocation or disability, provide for specific customer rights when a studio closes or relocates or preclude automatic membership renewals. Franchisees’ failure to comply fully with these rules or requirements may subject franchisees to fines, penalties, damages and civil liability, or result in membership contracts being void or voidable. In addition, states may modify these laws and regulations in the future. Further, changes by the U.S. federal government could result in policy and regulatory shifts that may affect us in ways we cannot foresee. Any additional costs which may arise in the future as a result of changes to the legislation and regulations or in their interpretation could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to franchisees or their customers.

We currently are, and may in the future be, subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, gift cards, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition. See Note 16 of Notes to Consolidated Financial Statements. In the ordinary course of business, we are the subject of complaints or litigation, including litigation related to acquisitions, classification of independent contractors, trademark disputes, claims related to misrepresentations in our franchise disclosure documents and claims related to our franchise agreements or employment agreements. For example, in the past we have engaged in legal disputes with brand founders and while resolved, there is no guarantee that we will not have future disputes with them. If any of these lawsuits are decided adversely against us, it may adversely affect our business, results of operations, cash flows and financial condition. Litigation related to laws or regulations, or changes in laws or regulations, governing instructor certifications may also adversely affect our or franchisees’ businesses. If any of these lawsuits are decided adversely against franchisees, or laws or regulations regarding instructor certifications change, franchisees may face increased labor costs, which could adversely affect the franchisee’s business and results of operations, which may adversely affect our business, results of operations, cash flows and financial condition.

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

We are and have in the past been the subject of government investigations which could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation.

We received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). We intend to cooperate fully with the USAO in this investigation, and we have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from these investigations. We cannot predict or provide any assurance as to the timing, outcome or consequences of this investigation. If the USAO was to conclude that enforcement action is appropriate, we could be required to pay civil penalties and fines, and it could impose other sanctions against us or against our current and former officers and directors. In addition, our board of directors, management and employees may expend a substantial amount of time on this investigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition and results of operations.

On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”) regarding the Company’s compliance with Section 5(a) of the FTC Act, 15 U.S.C. § 45(a), and of the FTC’s Franchise Rule. On December 12, 2025, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On February 24, 2026, the FTC Staff indicated they will recommend the FTC Commissioners enter into a stipulated consent agreement (the “FTC Consent Order”) to fully resolve all of the FTC's claims. As part of the proposed FTC Consent Order, the Company has agreed, without any admission of liability, to pay $17,000 over the course of twelve months, and to desist and refrain from violating applicable laws. The FTC Consent Order is subject to approval by the FTC Commissioners and the court.

We, franchisees and master franchisees could be subject to claims related to health and safety risks to customers that arise while at our and franchisees’ studios.

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

If we, franchisees, master franchisees or our third-party service providers fail to properly maintain the confidentiality and integrity of our data, including customer credit, debit card and bank account information and other personally identifiable information, we could incur significant liability or become subject to costly litigation and our reputation and business could be materially and adversely affected.

In the ordinary course of business, we, franchisees, and master franchisees collect, use, transmit, store and otherwise process customer and employee data, including credit and debit card numbers, bank account information, driver’s license numbers, dates of birth and other highly sensitive personally identifiable information, in information systems that we, franchisees, master franchisees or our third-party service providers, including ClubReady, maintain. Some of this data is sensitive and could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, hackers, activists, disgruntled current or former employees, and others. The integrity and protection of that customer and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our, franchisees’, master franchisees’ and our third-party service providers’ facilities and systems may be vulnerable to both external and internal threats, including security breaches, acts of cyber terrorism or sabotage, vandalism or theft, misuse, unauthorized access, computer viruses, ransomware, denial-of-service attacks, misplaced, corrupted or lost data, programming or human errors or other similar events. A number of retailers and other companies have recently experienced serious cyber security breaches of their information technology systems. Furthermore, the size and complexity of our, franchisees’, master franchisees’ and our third-party service providers’ information systems make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, franchisees, master franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our or their systems may not be discovered promptly.

Under certain laws, regulations and contractual obligations, a cybersecurity breach could also require us to notify customers, employees or other groups of the incident. For example, laws in all 50 U.S. states require businesses to provide notice to clients whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. The forgoing has and could result in loss of sales and revenue, an increase in fees payable to third parties or adverse publicity. It could also result in significant fines, penalties orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, clients or third parties or remediation and other costs that could adversely affect our business, results of operations, cash flows and financial condition. Any such proceeding or action could damage our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business or result in the imposition of financial liability.

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

Failure by us, franchisees, master franchisees or third-party service providers to comply with existing or future data privacy laws and regulations could have a material adverse effect on our business.

The collection, maintenance, use, disclosure and disposal of personally identifiable information by us, franchisees and master franchisees is regulated by federal, state and provincial governments and by certain industry groups, including the Payment Card Industry organization and the National Automated Clearing House Association. Federal, state, provincial governments and industry groups may also consider and implement from time to time new privacy and security requirements that apply to us and franchisees. Compliance with evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of personally identifiable information that is stored in one or more of our, franchisees’, master franchisees’ or our third-party service providers’ databases.

The U.S. federal government and various state and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”) increased privacy rights for California residents and imposed obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA had been amended multiple times, most recently in September 2025 and it is possible that further amendments will be enacted, but even in its current format, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Additionally, California voters approved another privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. Effective starting on January 1, 2023, the CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new California Privacy Protection Agency that will be vested with authority to implement and enforce the CCPA and the CPRA. There are many other state-based data privacy and security laws and regulations that impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our business, results of operations, cash flows and financial condition. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

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

As we expand internationally, we may become subject to additional data privacy laws and regulations, including the European Union’s General Data Protection Regulation (the “EU GDPR”) and the UK General Data Protection Regulation under the United Kingdom's Data Protection Act 2018 (the “UK GDPR”). The UK GDPR is beginning to diverge from the EU GDPR following recent legislative changes. Both frameworks impose strict requirements relating to the collection, processing, retention and sharing of personal data, and requirements to demonstrate compliance with such obligations.

If our, franchisees’, master franchisees’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros/17.5 million Pounds or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. In addition, we may be subject to evolving European laws on cookies and e-marketing, under which consent is required for the placement of cookies and similar technologies on a customer's device and for direct electronic marketing. Recent European court decisions and regulators' recent guidance are driving increased attention to cookies and tracking technologies and the online behavioral advertising ecosystem. This may lead to costs, require system changes and limit the effectiveness of our marketing activities. Given the EU GDPR and UK GDPR are separate regimes, fines could arise under each in respect of a single incident, to the extent it affects EEA and UK personal data. While we continue to address the implications of the recent changes to European data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. Accordingly, we may be required to devote significant resources to understanding and complying with this changing landscape.

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

We and franchisees accept payments for our services through electronic funds transfers (“EFTs”) from customers’ bank accounts and, therefore, we are subject to federal, state and provincial legislation and certification requirements governing EFTs, including the Electronic Funds Transfer Act. Some states have passed or considered legislation requiring health and fitness clubs to offer a prepaid membership option at all times and/or limit the duration for which memberships can auto-renew through EFTs, if at all. Our business relies heavily on the fact that franchisees’ customers continue on a month-to-month basis after the completion of any initial term requirements, and compliance with these laws and regulations and similar requirements may be onerous and expensive. In addition, variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. States that have such health and fitness club statutes provide harsh penalties for violations, including membership contracts being void or voidable. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages and civil liability and may result in the loss of our and franchisees’ ability to accept EFTs, which would have a material adverse effect on our and franchisees’ businesses, results of operations, cash flows and financial condition. In addition, any such costs that may arise in the future as a result of changes to such legislation and regulations or in their interpretation, could individually or in the aggregate cause us to change or limit our business practice, which may make our business model less attractive to franchisees and our and their members.

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

In first quarter 2025, we observed significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our and franchisees’ businesses. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us and our franchisees.

Certain of our vendors source materials, components, or finished goods from countries, such as China, that have been in the past, are currently, or may in the future be subject to U.S. tariffs or other trade actions. Recent court rulings have created uncertainty regarding the scope and duration of certain existing tariffs, and the U.S. government may impose new or replacement tariffs under other trade statutes. Any such changes could result in vendors increasing their prices, which could in turn increase costs for us and our franchisees. If our franchisees’ costs are greater than expected, franchisees may need to outperform their operational plan to achieve their targeted return. In addition, increased costs may make our business model less attractive to new franchisees. The ultimate impact of tariffs and other trade restrictions will depend on various factors, including how long such trade policies remain in place, the ultimate levels of trade restrictions and how other countries respond to the U.S. trade policies. While we are evaluating the potential impacts of the trade policies, as well as our ability to mitigate their related impacts, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, could have a material adverse effect on our business, financial condition and results of operations.

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
•
adverse litigation judgments, settlements or other litigation-related costs;
•
any future pause in ability to sell franchise licenses during the pendency of government investigations regarding federal or state franchise disclosure compliance;
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
•
global pandemics and natural disasters such as hurricanes, fires and earthquakes; and
•
the performance of our digital platform

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

Past increases in same store sales may not be an indication of our future results of operations because such metric may fluctuate significantly.

The level of same store sales is a significant factor affecting our ability to generate revenue. Same store sales reflect the change in period-over-period sales for the North America Region same store base. We define the same store sales base to include monthly sales for any traditional studio location in the North America Region. If the studio has generated at least 13 months of consecutive positive sales and opened at least 13 calendars months ago as of any month within the measurement period, the respective comparable months will be included. We measure same store sales based solely upon monthly sales as derived through the designated point-of-sale system.

A number of factors have historically affected, and will continue to affect, our same store sales, including, among other factors:

•
competition;
•
overall economic trends, particularly those related to consumer spending;
•
franchisees’ ability to operate studios effectively and efficiently to meet consumer expectations;
•
changes in the prices franchisees charge for memberships or classes;
•
new studios reaching capacity quickly, limiting their ability to increase sales;

•
studio closures due to macro-economic conditions and industry-wide trends; and
•
marketing and promotional efforts.

Therefore, the increases in historical same store sales growth should not be considered indicative of our future performance. In particular, certain of our brands have a limited number of studios operating, and the limited operating data makes it difficult to forecast results, and as a result, same store sales may differ materially from our projections.

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

We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. In addition, we intend to continue to make investments to support our business growth and may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our services and products, develop new services and products, enhance our existing services, products and operating infrastructure and, potentially, to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, results of operations, cash flows and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our Class A common stock could suffer significant dilution, and any new shares we issue could have rights, preferences and privileges superior to those of our Class A common stock. Our outstanding credit facility includes a number of covenants that limit our and our subsidiaries’ ability to, among other things, incur additional debt, grant liens, make investments, make restricted payments and dispose of assets, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Any debt financing secured by us in the future could include similar or more restrictive covenants, which may likewise limit our ability to obtain additional capital and pursue business opportunities.

We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations.

We have made and may in the future make investments in or acquire other companies. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses and adversely impacting our business, results of operations, cash flows and financial condition. In addition, we may be exposed to additional known or unknown liabilities, including legal disputes and litigation that we assumed in connection with an acquisition, and the anticipated benefits of any acquisition, investment or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.

To pay for any such transactions, we would have to use cash, incur debt or issue equity securities, each of which may affect our financial condition or the value of our capital stock, as well as result in dilution to holders of our Class A common stock. If we incur more debt, it would result in increased fixed obligations and could subject us to covenants or other restrictions that would impede our ability to manage our operations. We may not be able to predict or control the timing or size of a change of control payment, which could adversely impact our results of operations, cash flows and financial condition.

Our reliance on a single third-party supplier for most retail products exposes us to operational and financial risks.

We depend on a single third-party supplier, Fit Commerce (“FC”), to exclusively manufacture, distribute, and manage most retail products sold in our franchised studios and through related online channels under the Retail Supply Agreement effective December 1, 2025 (and, subject to terms and conditions outlined in such agreement). Under this agreement, FC provides a broad range of services, including product design, merchandising, inventory management, logistics, technology infrastructure, and marketing. Under the agreement, FC is to pay us commissions based on sales volumes.

Our reliance on FC as our exclusive supplier creates risks that could adversely affect our business, financial condition, and results of operations. If FC fails to perform its obligations, experiences operational disruptions, supply chain issues, labor shortages, financial distress, or other difficulties, we may be unable to source retail products for our franchisees and customers on a timely basis or at acceptable quality and cost. Any such failure could negatively impact franchisee satisfaction, retail sales, and our ability to earn commissions under the agreement. Additionally, while the agreement provides for minimum commission payments, there is no assurance that FC will achieve sales levels necessary for us to earn additional commissions, and any shortfall in retail performance could reduce anticipated revenue. Furthermore, because FC manages critical functions such as e-commerce platforms and in-studio merchandising, any technology failures, cybersecurity incidents, or compliance lapses on FC’s part could harm our brand reputation and subject us to liability.

If FC were to terminate the agreement, fail to meet its obligations, or if we were unable to renew or replace this arrangement on favorable terms, we could face significant disruption to our retail operations and a material adverse effect on our business.

Goodwill and indefinite-lived intangible assets are a material component of our balance sheet and impairments of these assets could have a significant impact on our results.

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our trademarks, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. During 2025 we recorded goodwill impairment of $7.5 million. See Note 6 of Notes to Consolidated Financial Statements for additional information. In addition, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. For example, goodwill for the Pure Barre reporting unit was considered at a heightened risk of future impairments due to approximately 6% of excess fair value over carrying amount as of the 2025 annual impairment test. Any resulting impairment charge, although non-cash, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have incurred substantial indebtedness which could adversely affect our financial condition and limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant interest payments. As of December 31, 2025, we had total indebtedness of $525.0 million, with a revolving credit facility of $25.0 million. The maturity date for our outstanding debt is December 8, 2030.

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

As of December 31, 2025, we were in compliance with all debt covenants under our credit agreement. In the event that in the future we breach one or more covenants in our credit agreement, or any future credit agreement and such breach is not waived or amended, our lenders may choose to declare an event of default and require that we immediately repay all amounts borrowed, together with accrued interest and other fees, and could also foreclose on the collateral granted to them to secure our indebtedness. In such an event, we could lose access to working capital and be unable to operate our business, which would have a material adverse effect on our business, financial condition and results of operations. In mid-March 2020, franchisees temporarily closed almost all studios system-wide as a result of the COVID-19 pandemic, and many studios remained closed throughout 2020. Due to the decreased revenue resulting from the studio closures, we exceeded the maximum total leverage ratio covenant in our prior credit agreement. In order to avoid breaching the maximum total leverage ratio covenant, we entered into an amendment to that credit agreement to increase the maximum total leverage ratio. We cannot predict future business interruptions that may occur, the nature or scope of any such interruptions or the degree to which, or the period over which, franchisees may need to close or re-close studios in the future, and there can be no assurance that in the future we will be able to satisfy the covenants under our credit agreement as a result of a business interruption or otherwise, or obtain any required waiver or amendment.

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
•
pay dividends or make other distributions on our equity or repurchase shares;
•
sell or transfer assets outside the ordinary course of business;
•
enter into mergers, consolidations, or other fundamental changes;
•
make certain investments or acquisitions; and
•
engage in transactions with affiliates except on arm’s-length terms.

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

Sustainability issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Investors, franchisees, employees, regulators, legislators and other stakeholders are increasingly focused on sustainability matters and related disclosures, including with respect to cybersecurity, data privacy and protection, talent and climate. If we are unable to comply with new laws and regulations or changes to legal or regulatory requirements concerning sustainability matters, or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, franchisees or customers may choose to refrain from using our brands, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business or financial condition may be adversely affected. The uncertainty around regulatory and legal requirements concerning sustainability issues may also lead to increased operational costs. We may also experience additional scrutiny or criticism from investors, franchisees, partners, media, government entities, and other stakeholders if they perceive us to not have acted appropriately with respect to sustainability matters.

Risks Related to Our Organizational Structure

We are a holding company and our principal asset is our 72.0% ownership interest in XPO Holdings, and we are accordingly dependent upon distributions from XPO Holdings to pay dividends, if any, and taxes, make payments under the TRA and pay other expenses.

We are a holding company and our principal asset is our direct and indirect ownership of 72.0% of the outstanding LLC Units. We have no independent means of generating revenue. XPO Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to U.S. federal income tax. Instead, the taxable income of XPO Holdings will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of XPO Holdings. We will also incur expenses related to our operations and will have obligations to make payments under the TRA. As the managing member of XPO Holdings, we intend to cause XPO Holdings to make distributions to the holders of LLC Units and us, or, in amounts sufficient to (i) permit us to pay all applicable taxes payable by us and the holders of LLC Units, (ii) allow us to make any payments required under the TRA we entered into as part of a series of transactions to implement an internal reorganization, (the “Reorganization Transactions”) in connection with the IPO, (iii) fund dividends to our stockholders, in accordance with any future dividend policy and subject to our credit agreement, to the extent that our board of directors declares such dividends and (iv) pay our expenses.

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

Under the Limited Liability Company Agreement of XPO Holdings, XPO Holdings will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Unit holders’ respective allocable shares of the taxable income of XPO Holdings. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate, based on the tax rate applicable to individuals, in calculating XPO Holdings’ distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRA. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses and subject to our credit agreement, dividends, repurchases of our Class A common stock, the payment of obligations under the TRA and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Units for shares of Class A common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to XPO Holdings, holders of LLC Units would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units.

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

Directors, officers, stockholders and affiliates of Snapdragon Capital Partners may pursue corporate opportunities independent of us that could present conflicts with our and our other stockholders’ interests.

Directors, officers, stockholders and affiliates of Snapdragon Capital Partners, an affiliate of Mr. Grabowski, Chairman of our board of directors, may hold (and may from time to time in the future acquire) interests in or provide advice to businesses that may directly or indirectly compete with our business. They may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply to directors, officers, or stockholders or any of their respective affiliates.

The reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We anticipate that we will continue to be an emerging growth company through December 31, 2026. We may also delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, as permitted by the JOBS Act.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the rules of the NYSE. Compliance with these requirements places a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we implement and maintain effective disclosure controls and procedures and internal controls over financial reporting. To implement, maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. Given the material weakness identified in this report, these additional resources will continue to be needed to address these control issues. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company”, we take advantage of certain temporary exemptions from various reporting requirements.

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

As a public company, we are subject to the rules and regulations established from time to time by the SEC and the New York Stock Exchange (“NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires, management to assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act (“Section 404(b)”) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an “emerging growth company.” In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. We are currently in the process of remediating one material weakness in our internal controls over financial reporting. See Item 9A for a description of this material weakness. Additionally, there is no assurance that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner. If we fail to remediate this and any future material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, many of which have occurred already for other reasons, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As more fully disclosed in Item 9A, “Controls and Procedures,” we have identified and are in the process of remediating one material weakness. If remedial measures are insufficient to address the material weakness, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, adversely trigger covenants in our credit agreement, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to regulatory investigations and civil or criminal sanctions, fines, penalties or judgments, harm our reputation, subject us to potential delisting from the NYSE, or otherwise cause a decline in investor confidence and the trading price of our stock.

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

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint, as amended, alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings and brought claims under Sections 11, 12(a)(2), and 15 of the Securities Act. It is possible that additional lawsuits will be filed, or allegations received from stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We intend to vigorously defend against these lawsuits, but there can be no assurance that we will be successful in any defense. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our business, financial condition, results of operation, cash flows and reputation. Any unfavorable outcome could have a material adverse impact on our business, financial condition, results of operation, cash flows and reputation. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows, and the market price of our Class A common stock may decline.

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

We currently have franchised studios in Canada, and under master franchise agreements in Australia, New Zealand, Japan, Singapore, Spain, United Kingdom, Dominican Republic, Germany, Mexico, Portugal, Kuwait, and Hong Kong and have entered into international expansion agreements in Saudi Arabia, Switzerland, Ireland, France, Qatar, Malaysia, Thailand and The Netherlands, and we plan to continue to grow internationally. As we operate and expand globally, we may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other applicable anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, franchisees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, cash flows and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We maintain and continue to develop processes designed to assess, identify, and manage material risks from cybersecurity threats as part of our overall enterprise risk management framework. These processes are intended to safeguard the confidentiality, integrity, and availability of our information systems and the information residing therein and are integrated into the Company’s broader risk management activities.

Our cybersecurity risk management processes include, among other things:

•
Risk identification and assessment: Periodic evaluations of our information systems to identify cybersecurity threats and vulnerabilities that could adversely affect our operations.
•
Security controls and policies: Implementation and maintenance of company-wide cybersecurity policies, standards, and technical controls designed to mitigate identified risks.
•
Employee awareness and training: Ongoing cybersecurity training programs intended to promote awareness and preparedness across the organization.
•
Incident response planning: Maintenance of a formal incident response plan that defines processes for responding to, mitigating, and remediating cybersecurity incidents.
•
Continuous monitoring: Use of monitoring processes designed to detect anomalous activity and potential cybersecurity incidents in a timely manner.

To support these processes and to align with industry practices, we engage third-party consultants and other service providers to conduct periodic assessments and testing of our cybersecurity policies, standards, processes, and controls.

In evaluating cybersecurity risks, we consider the potential impact of such risks on our business, including operational disruption, financial loss, regulatory or legal exposure, and reputational harm. These considerations inform our assessment of whether cybersecurity risks or incidents may be material.

We also maintain processes to oversee and manage cybersecurity risks associated with our suppliers and use of third-party service providers. These processes include evaluating the cybersecurity practices of third parties that may have access to our information systems or sensitive data, including through assessments of their alignment with applicable security standards and contractual requirements. We believe these measures help mitigate the risk of cybersecurity incidents originating from third parties.

To date, we believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business, results of operations, cash flows, or financial condition. However, cybersecurity threats continue to evolve, and we can provide no assurance that future incidents will not occur or that such incidents would not have a material effect on the Company.

Governance

The audit committee of our board of directors has primary responsibility for overseeing the Company’s risk management processes relating to cybersecurity, including risks arising from cybersecurity threats. The audit committee receives regular updates regarding cybersecurity risks and any significant incident.

Our cybersecurity department works with executive management to continually develop our cybersecurity strategy and to manage and assess our risk posture in this area. Our cybersecurity department is responsible for establishing and maintaining cybersecurity policies and standards, overseeing key security initiatives, assessing cybersecurity risks, and supporting compliance with applicable laws and regulations.

We maintain a documented incident response process led by senior members of the cybersecurity department. This process is designed to coordinate our response to cybersecurity incidents, including assessing the nature, severity, and potential impact of incidents and determining whether an incident may be material. Matters are escalated to executive management and the audit committee, as appropriate.

Through ongoing communications and reporting processes, our cybersecurity department monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents and provides relevant information to executive management, the board of directors, and the audit committee.

Each member of our cybersecurity department has prior work experience in information technology and cybersecurity functions, including experience managing cybersecurity risks, overseeing security operations, and responding to cybersecurity incidents. Such individuals hold undergraduate and graduate degrees in relevant fields, including a master's degree in Computer Science, and also hold industry-recognized certifications and possess relevant knowledge, skills, or background in cybersecurity.

Item 2. Properties.

Our corporate headquarters are located in Irvine, California, where we lease approximately 40,000 square feet of office space pursuant to a lease agreement which expires in 2032. We lease approximately 6,800 square feet for our digital platform production studio pursuant to a lease agreement which expires in 2027. We also lease two Club Pilates training locations, one in Atlanta, Georgia and one in Costa Mesa, California. These leases expire in October 2027 and November 2028, respectively. In addition, we also lease approximately 55,000 square feet of warehouse space in Tustin, CA, which lease expires in 2027. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

We operated one company-owned transition studio in a leased property as of December 31, 2025. Additionally, we are negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded, including for company-owned transition studios that have ceased operations prior to December 31, 2025. See Note 8 of Notes to Consolidated Financial Statements for additional information related to our existing lease obligations as of December 31, 2025.

Our franchisees own studios or directly lease from a third-party. We have not historically owned or entered into leases for franchise studios and generally do not guarantee franchisees’ lease agreements, although, we have done so in certain instances and may do so from time to time.

Item 3. Legal Proceedings.

The information set forth in Note 16 “Contingencies and Litigation” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Class A Common Stock

Shares of our Class A common stock trade on the NYSE under the symbol “XPOF.”

Holders of Record

As of February 23, 2026, there were 19 holders of record of our Class A common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions. As of February 23, 2026, there were 12 holders of record of our Class B common stock. All shares of Class B common stock are owned by current or former directors and management of the Company or former owners of businesses we acquired, and there is no public market for these shares.

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

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 72.0% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, strength training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout the North America Region and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico, and 28 additional countries as of December 31, 2025. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program.

As of December 31, 2025, 2,606 studios were open in the North America Region (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 832 additional studios under existing franchise agreements. In addition, as of December 31, 2025, we had 491 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 767 new studios, of which master franchisees have sold 192 licenses for studios not yet opened as of December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, we generated revenue outside the United States of $11.1 million, $14.0 million, and $13.4 million, respectively. As of December 31, 2025 and 2024, we did not have material assets located outside of the United States. No franchisee accounted for more than 5% of our revenue. We operate in one segment for financial reporting purposes.

Recent Developments

Executive Team Transition

On August 7, 2025, we announced that our board of directors had unanimously appointed Mr. Michael Nuzzo as Chief Executive Officer effective August 7, 2025. Mr. Nuzzo also joined our board of directors. Mr. Nuzzo succeeded Mark King, who retired from his position as Chief Executive Officer and as a member of our board of directors, also effective August 7, 2025. On July 30, 2025, we entered into an employment agreement with Mr. Nuzzo in connection with his appointment as Chief Executive Officer, to be effective as of August 7, 2025. Mr. Nuzzo brings more than 25 years of executive leadership in the retail and consumer services sectors across strategic, operational, financial, and growth-focused disciplines. In addition, on November 12, 2025, we announced the appointment of Gavin M. O’Connor as our Chief Legal Counsel and Administrative Officer.

Lindora Divestiture

On September 19, 2025, we entered into an agreement with a buyer to divest the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to litigation, pre-litigation, and disputes as of the closing of the divestiture. We expect to receive total consideration of up to $6.0 million based on 7% of the monthly cash-basis gross revenue of the legacy studio locations, which was recorded at the estimated fair value of $3.8 million at the divestiture date. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

Rumble and CycleBar divestiture

On July 24, 2025, we entered into an agreement with a buyer to divest the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to certain known litigation, pre-litigation, and disputes as of the closing of the divestiture. We received total consideration of $6.7 million in cash and retained royalties of $0.4 million, which was credited to the buyer's promissory note of $5.0 million. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

Retail supply agreement

On July 3, 2025, we and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) which became effective as of December 1, 2025 (the “Effective Date”). The Agreement relates to the outsourcing of our retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC purchased $4.5 million of our existing retail inventory on the Effective Date of the Agreement. This strategic initiative shifted management of the franchisee retail experience from our in-house teams to a dedicated e-commerce provider, allowing us to focus on core business priorities.

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each contract year (prorated for any partial contract year) in an aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

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

Additionally, we previously received notice of investigation from the State of Washington's Department of Financial Institutions (“DFI”), the Virginia Division of Securities and Retail Franchising (“VDSRF”), and the Office of the Attorney General of the State of New York (“NYAG”) related to our compliance with relevant state franchise laws. On August 12, 2025, without admission of wrongdoing, we entered into a consent order with DFI to resolve the matter. Similarly, on February 12, 2026, without admission of wrongdoing, the Company signed a settlement order with VDSRF to resolve the matter, which the VDSRF will be countersigning shortly. The NYAG matter is ongoing.

In March 2025, the 2025 Franchise Disclosure Documents (“FDDs”) were issued for the BFT, Club Pilates, CycleBar, Pure Barre, Rumble, Stretch Lab, and Yoga Six franchise programs, and then amended in August 2025 and again on February 19, 2026 for the BFT, Club Pilates, Pure Barre, Stretch Lab, and Yoga Six franchise programs. As a result, offers and sales of franchises are temporarily paused in the following registration states-- California, Hawaii, Illinois, Minnesota, New York, North Dakota, Rhode Island, Virginia, and Washington —until each state completes its review and registration of the amended FDDs. Pure Barre, however, may continue selling in Illinois and New York because it qualifies for an exemption. Separately, offers in Maryland are paused due to an ongoing regulatory inquiry. In all listed states, sales may proceed where an applicable exemption permits sales to persons who meet specific criteria.

The FDDs will be updated and renewed for 2026. Upon the issuance of the 2026 FDDs, the franchisors will begin offering and selling franchises in states that do not require registration of the FDDs. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who meet specific criteria. Sales will resume promptly following such approvals, subject to any applicable waiting periods. Any inability to sell licenses for an extended period can result in slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the years ended December 31, 2025 and 2024, we recognized total restructuring charges of $10.6 million, net of gains, and $29.6 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets, and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2026 totaling between approximately $7.4 million to $11.0 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2026. As of December 31, 2025, there were nine leases held by us related to divested brands that account for $6.3 million of our total lease liabilities.

Once completed we estimate annualized savings of approximately $13.5 million to $15.5 million as a result of the restructuring plan. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan as we may not be able to reach agreement with contractual counterparties, or the charges may be greater than expected. Any reduction in the amount of annualized savings we expect to achieve would negatively impact our business. See Note 17 of Notes to Consolidated Financial Statements for additional information.

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
•
International and domestic expansion. We continue to invest in increasing the number of franchisees outside of the North America Region. We have developed strong relationships and executed committed development contracts with master franchisees to propel our international growth. We plan to continue to invest in these relationships and seek new relationships and opportunities, including through acquisitions and partnerships, in countries that we have targeted for expansion. In the U.S., we may from time to time consider acquisition of and partnership with certain complimentary assets or businesses that can enhance and expand our brands and operations.
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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to remove historical information of Stride and Row House prior to their divestitures by the Company in February 2024 and May 2024, respectively, CycleBar and Rumble prior to their divestitures by the Company in July 2025, and Lindora prior to its divestiture in September 2025. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	($ in thousands)
System-wide sales	$1,746,134	$1,551,407	$1,235,425
Number of new studio openings globally, gross	341	429	480
Number of studios operating globally (cumulative total as of period end)	3,097	2,896	2,612
Number of licenses sold globally (cumulative total as of period end)	5,371	5,192	4,885
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	767	763	798
AUV (LTM as of period end)	$695	$680	$631
Quarterly AUV (run rate)	$683	$695	$643
Same store sales growth	0%	7%	17%

The following tables present additional information related to our studio and license key performance indicators for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025
	North America Region	International	Global
Total operating studios:
Studios operating at beginning of period	2,446	450	2,896
New studio openings, net (3)	160	41	201
Studios operating at end of period	2,606	491	3,097
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,376	816	5,192
New franchise license sales	67	112	179
Franchise licenses sold (total end of period)	4,443	928	5,371
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	85	—	85

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	December 31, 2025
Gross studios obligated to open under MFAs		1,258
Less: studios opened under MFAs		491
Remaining studios obligated to open under MFAs		767
Licenses sold by master franchisees, net (2)		192

	Three Months Ended December 31,
	2024
	North America Region	International	Global
Total operating studios:
Studios operating at beginning of period	2,222	390	2,612
New studio openings, net (3)	224	60	284
Studios operating at end of period	2,446	450	2,896
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,210	675	4,885
New franchise license sales	166	141	307
Franchise licenses sold (total end of period)	4,376	816	5,192

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	December 31, 2024
Gross studios obligated to open under MFAs		1,197
Less: studios opened under MFAs		434
Remaining studios obligated to open under MFAs		763
Licenses sold by master franchisees, net (2)		196

	Year Ended December 31,
	2023
	North America Region	International	Global
Total operating studios:
Studios operating at beginning of period	1,903	297	2,200
New studio openings, net (3)	319	93	412
Studios operating at end of period	2,222	390	2,612
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	3,617	505	4,122
New franchise license sales	593	170	763
Franchise licenses sold (total end of period)	4,210	675	4,885

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	December 31, 2023
Gross studios obligated to open under MFAs		1,173
Less: studios opened under MFAs		375
Remaining studios obligated to open under MFAs		798
Licenses sold by master franchisees, net (2)		196
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
(3)
Reflects the new studio openings, net of terminations.

System-Wide Sales

System-wide sales represent gross sales by all studios in the North America Region. System-wide sales includes sales by franchisees that are not revenue realized by us in accordance with GAAP. While we do not record sales by franchisees as revenue, and such sales are not included in our consolidated financial statements, this operating metric relates to our revenue because we receive approximately 7% and 2% of the sales by franchisees as royalty revenue and marketing fund revenue, respectively. We believe that this operating measure aids in understanding how we derive our royalty revenue and marketing fund revenue and is important in evaluating our performance. System-wide sales growth is driven by new studio openings and increases in same store sales. Management reviews system-wide sales weekly, which enables us to assess changes in our franchise revenue, overall studio performance, the health of our brands and the strength of our market position relative to competitors.

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

Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of the North America Region traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the number of studios operating count. For the years ended December 31, 2025, 2024 and 2023, this represented 0.0%, 0.4%, and 0.4%, respectively, of our North America Region studio base. While nearly all our franchised studios are licensed to franchisees, from time to time we operate a limited number of company-owned transition studios (typically as we take possession of a studio following a franchisee ceasing to operate it and as we prepare it to be licensed to a new franchisee). Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue, and other revenue streams.

The following tables contain information about changes in the number of our North America Region operating studios for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
North America Region franchisee-owned studios
Studios operated at beginning of period	2,446	2,212	1,875
New studio openings	252	327	370
Refranchised studios (1)	—	1	34
Defranchised studios (3)	—	—	(28)
Studios no longer operating	(92)	(94)	(39)
Studios operated at end of period	2,606	2,446	2,212

North America Region company-owned transition studios
Studios operated at beginning of period	—	10	28
New studio openings	—	—	—
Franchise acquisitions (3)	—	—	28
Refranchised studios(1)	—	(1)	(34)
Studios no longer operating	—	(9)	(12)
Studios operated at end of period(2)	—	—	10

Total North America Region studios
Studios operated at beginning of period	2,446	2,222	1,903
New studio openings	252	327	370
Studios no longer operating	(92)	(103)	(51)
Studios operated at end of period	2,606	2,446	2,222
(4)
Includes previously franchised company-owned studios that were converted to franchisee-owned studios in the period.
(5)
Excludes one company-owned transition studio operated at December 31, 2025 under the Rumble brand, which was divested in the third quarter of 2025. As of December 31, 2025, the Company continues to operate this studio.
(6)
Includes previously franchisee-owned studios that were converted to company-owned studios in the period.

The following table sets forth the total number of operating studios internationally for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
International studios
Studios operated at beginning of period	450	390	297
New studio openings	89	102	110
Studios no longer operating	(48)	(42)	(17)
Studios operated at end of period	491	450	390

The following table sets forth the total number of operating studios globally for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Total studios
Studios operated at beginning of period	2,896	2,612	2,200
New studio openings	341	429	480
Studios no longer operating	(140)	(145)	(68)
Studios operated at end of period	3,097	2,896	2,612

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 3 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

Licenses Sold

The number of licenses sold in the North America Region and globally reflect the cumulative number of licenses sold by us (or, outside of the North America Region, by or to our master franchisees), since inception through the date indicated. The number of licenses sold is not reduced by terminations. The number of licenses sold does not generally include license renewals or licenses issued in connection with a change in ownership of operating studios. Licenses contractually obligated to open refer to licenses sold net of opened studios and terminations. Licenses contractually obligated to be sold internationally reflect the number of licenses that master franchisees are contractually obligated to sell to franchisees to open internationally that have not yet opened as of the date indicated. The number of licenses contractually obligated to open is a useful indicator of the number of studios that may open in the future, although it is not certain that these studios will open. Management reviews the number of licenses sold and the number of licenses contractually obligated to open to help monitor and forecast studio growth, system-wide sales and revenue streams.

As of December 31, 2025, we estimate approximately 30% of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long term impact on our business and operating results.

Development fee payments on future franchise licenses

As part of a multi-unit agreement, franchisees purchase an initial franchise license and make nonrefundable development fee payments to reserve the right to open additional studios. The number of development fee payments on future franchise licenses sold in the North America Region reflect the number of development fee payments received by us and are unused as of period end. The number of development fee payments on future franchise licenses is not included in the licenses sold count. The remaining balance of the franchise license fee for each additional studio is due upon site selection for the studio and signing of a franchise agreement by the franchisee. The number of development fee payments on future franchise licenses is a useful indicator of the number of additional licenses that may be sold in the future, although it is not certain that these development fee payments will result in a sold license. Management reviews the number of development fee payments on future franchise licenses to help monitor and forecast license sales and studio growth.

Average Unit Volume

AUV is calculated by dividing sales during the applicable period for all studios contributing to AUV by the number of studios contributing to AUV. All traditional studio locations in the North America Region are included in the AUV calculation, as long as they meet certain time since opening and sales criteria (as defined immediately below). In particular, AUV (LTM as of period end) and Quarterly AUV (run rate) are calculated as follows:

•
AUV (LTM as of period end) consists of the average sales for the trailing 12 calendar months for all traditional studio locations in the North America Region that opened at least 13 calendar months ago as of the measurement date and that have generated positive sales for each of the last 13 calendar months as of the measurement date.
•
Quarterly AUV (run rate) consists of average quarterly sales for all traditional studio locations in the North America Region that had opened at least six calendar months ago as of the beginning of the respective quarter, and that have non-zero sales in the respective quarter (including nominal or negative sales figures; the only figures excluded are exact $0 amounts in the quarter), multiplied by four.

We measure sales for AUV based solely upon monthly sales as derived through the designated point-of-sale system. AUV is impacted by changes in same store sales, studio openings, and studio closures. Management reviews AUV to assess studio economics.

The following table reconciles our North America Region operating studios for the years ended December 31, 2025, 2024 and 2023, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Year Ended December 31,
	2025	2024	2023
North America Region studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,606	2,446	2,222
Studios no longer operating but generated sales in the period	6	7	4
Less: studios less than 13 months old	(276)	(404)	(420)
Less: non-traditional studio locations	(3)	(4)	(10)
Less: studios without 13 months of consecutive sales as of measurement date	(4)	(13)	(37)
Total	2,329	2,032	1,759

North America Region studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,606	2,446	2,222
Studios no longer operating but generated sales in the period	30	43	38
Less: studios less than 6 months old	(167)	(250)	(304)
Less: non-traditional studio locations	(3)	(4)	(18)
Less: studios with no sales in the period	—	—	(9)
Total	2,466	2,235	1,929

Same Store Sales

Same store sales refer to period-over-period sales comparisons for the base of studios. We define the same store sales to include monthly sales for any traditional studio location in the North America Region. If the studio has generated at least 13 months of consecutive positive sales and opened at least 13 calendar months ago as of any month within the measurement period, the respective comparable months will be included. We measure same store sales based solely upon monthly sales as derived through the designated point-of-sale system. This measure highlights the performance of existing studios, while excluding the impact of new studio openings. Management reviews same store sales to assess the health of the franchised studios.

The following table reconciles our North America Region operating studios for the years ended December 31, 2025, 2024 and 2023, respectively, to the total studios contributing to same store sales:

	Year Ended December 31,
	2025	2024	2023
North America Region studios contributing to same store sales
Operating studios (end of period)	2,606	2,446	2,222
Studios no longer operating but generated sales in the period	85	61	29
Less: studios less than 13 months old	(276)	(404)	(420)
Less: non-traditional studio locations	(3)	(4)	(10)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(1)	(11)	(8)
Total	2,411	2,088	1,813

Results of Operations

The following table presents our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue, net:
Franchise revenue	$192,642	$174,524	$143,247
Equipment revenue	35,022	54,199	56,454
Merchandise revenue	23,912	27,174	33,275
Franchise marketing fund revenue	36,468	33,986	27,292
Other service revenue	26,835	30,463	57,669
Total revenue, net	314,879	320,346	317,937
Operating costs and expenses:
Costs of product revenue	42,411	59,477	60,331
Costs of franchise and service revenue	22,338	21,806	15,985
Selling, general and administrative expenses	152,001	176,854	168,863
Impairment of goodwill and other noncurrent assets	32,718	62,551	16,750
Depreciation and amortization	12,027	17,713	16,883
Marketing fund expense	40,484	26,673	22,683
Acquisition and transaction expenses (income)	(6,948)	8,886	(18,464)
Total operating costs and expenses	295,031	373,960	283,031
Operating income (loss)	19,848	(53,614)	34,906
Other expense (income):
Interest income	(3,212)	(1,824)	(1,611)
Other income	(1,096)	—	—
Interest expense	49,189	46,250	38,733
Tax receivable agreement expense (benefit)	(11)	998	3,193
Loss on debt extinguishment	27,327	—	—
Total other expense	72,197	45,424	40,315
Loss before income taxes	(52,349)	(99,038)	(5,409)
Income taxes (benefit)	1,322	(342)	1,034
Net loss	$(53,671)	$(98,696)	$(6,443)

The following table presents our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue, net:
Franchise revenue	61%	54%	45%
Equipment revenue	11%	17%	18%
Merchandise revenue	8%	8%	10%
Franchise marketing fund revenue	12%	11%	9%
Other service revenue	8%	10%	18%
Total revenue, net	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	13%	19%	19%
Costs of franchise and service revenue	7%	7%	5%
Selling, general and administrative expenses	48%	55%	53%
Impairment of goodwill and other noncurrent assets	10%	20%	5%
Depreciation and amortization	4%	6%	5%
Marketing fund expense	13%	8%	7%
Acquisition and transaction expenses (income)	(2)%	3%	(6)%
Total operating costs and expenses	93%	118%	89%
Operating income (loss)	7%	(18)%	11%
Other expense (income):
Interest income	(1)%	(1)%	(1)%
Other income	—%	—%	—%
Interest expense	16%	14%	12%
Tax receivable agreement expense (benefit)	—%	—%	1%
Loss on debt extinguishment	9%	—%	—%
Total other expense	24%	13%	13%
Loss before income taxes	(17)%	(31)%	(2)%
Income taxes	—%	—%	—%
Net loss	(17)%	(31)%	(2)%

Comparison of the years ended December 31, 2025 and December 31, 2024

The following is a discussion of our consolidated results of operations for the year ended December 31, 2025 versus the year ended December 31, 2024.

Revenue

	Year Ended December 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Franchise revenue	$192,642	$174,524	$18,118	10.4%
Equipment revenue	35,022	54,199	(19,177)	(35.4)%
Merchandise revenue	23,912	27,174	(3,262)	(12.0)%
Franchise marketing fund revenue	36,468	33,986	2,482	7.3%
Other service revenue	26,835	30,463	(3,628)	(11.9)%
Total revenue, net	$314,879	$320,346	$(5,467)	(1.7)%

Total revenue. Total revenue was $314.9 million in the year ended December 31, 2025, compared to $320.3 million in the year ended December 31, 2024, a decrease of $5.5 million, or 2%. The decrease in total revenue was primarily due to lower equipment revenue due to a decrease in equipment installations and lower in merchandise revenue, partially offset by an increase in franchise revenue and franchise marketing fund revenue.

Franchise revenue. Franchise revenue was $192.6 million in the year ended December 31, 2025, compared to $174.5 million in the year ended December 31, 2024, an increase of $18.1 million, or 10%. Franchise revenue consisted of franchise royalty fees of $130.0 million, franchise territory fees of $34.9 million, technology fees of $15.7 million and training fees of $12.0 million in the year ended December 31, 2025, compared to franchise royalty fees of $118.3 million, franchise territory fees of $27.9 million, technology fees of $16.9 million and training fees of $11.4 million in the year ended December 31, 2024. The increase in franchise royalty fees was primarily due to a higher royalty rate for certain new studios, partially offset by a decrease due to brand divestitures in the current year. The increase in franchise territory fees is primarily attributed to an increase of $7.6 million, or 62%, in revenue recognized as a result of franchise agreement terminations year-over-year to $19.9 million in the year ended December 31, 2025, compared to $12.3 million in the prior year period.

Equipment revenue. Equipment revenue was $35.0 million in the year ended December 31, 2025, compared to $54.2 million in the year ended December 31, 2024, a decrease of $19.2 million, or 35%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to a decrease in global equipment installations in the year ended December 31, 2025, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $23.9 million in the year ended December 31, 2025, compared to $27.2 million in the year ended December 31, 2024, a decrease of $3.3 million, or 12%. The decrease in merchandise revenue was primarily due to the impact of divested brands and lower overall demand from studios coupled with change in strategy to outsource our retail merchandise inventory compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $36.5 million in the year ended December 31, 2025, compared to $34.0 million in the year ended December 31, 2024, an increase of $2.5 million, or 7%. The increase was primarily due to an increase in number of operating studios in the North America Region since December 31, 2024.

Other service revenue. Other service revenue was $26.8 million in the year ended December 31, 2025, compared to $30.5 million in the year ended December 31, 2024, a decrease of $3.6 million, or 12%. The decrease was primarily due to a $1.2 million decrease in package and memberships revenue due to a lower average number of company-owned transition studios and a $1.9 million decrease in vendor commission and brand access fee revenues.

Operating Costs and Expenses

	Year Ended December 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Costs of product revenue	$42,411	$59,477	$(17,066)	(28.7)%
Costs of franchise and service revenue	22,338	21,806	532	2.4%
Selling, general and administrative expenses	152,001	176,854	(24,853)	(14.1)%
Impairment of goodwill and other assets	32,718	62,551	(29,833)	(47.7)%
Depreciation and amortization	12,027	17,713	(5,686)	(32.1)%
Marketing fund expense	40,484	26,673	13,811	51.8%
Acquisition and transaction (income) expense	(6,948)	8,886	(15,834)	(178.2)%
Total operating costs and expenses	$295,031	$373,960	$(78,929)	(21.1)%

Costs of product revenue. Costs of product revenue was $42.4 million in the year ended December 31, 2025, compared to $59.5 million in the year ended December 31, 2024, a decrease of $17.1 million, or 29%, compared to a decrease in related revenues of 28%. The decrease in cost of product revenue was partially attributable to a decrease in global equipment installations in the year ended December 31, 2025, compared to the prior year period. Costs of product revenue as a percentage of related revenue decreased to 72% in the year ended December 31, 2025, from 73% in the comparable prior year period. The decrease was primarily due to an increase in write downs of slow-moving inventory in the current year period. Additionally, in the prior year period we had a higher percentage of sales relating to non-branded merchandise for which we earn a commission with no corresponding cost of revenue compared to the current year period.

Costs of franchise and service revenue. Costs of franchise and service revenue was $22.3 million in the year ended December 31, 2025, compared to $21.8 million in the year ended December 31, 2024, an increase of $0.5 million, or 2%. The increase was primarily due to a $1.3 million increase in franchise sales commissions, partially offset by a $0.5 million decrease in costs related to brand access fee revenue. This increase is consistent with the increase in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $152.0 million in the year ended December 31, 2025, compared to $176.9 million in the year ended December 31, 2024, a decrease of $24.9 million, or 14%. The decrease was primarily attributable to a decrease in legal expenses of $1.9 million (including nonrecurring insurance credits of $34.8 million in the current period) related to various legal matters including government investigations; a decrease of $2.6 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; lower restructuring and related charges of $22.2 million in the current year period; a decrease in marketing and advertising expenses of $2.1 million, an increase in gain on divestitures of brands of $3.7 million; and a $0.3 million decrease in bad debt expense, partially offset by an increase in salaries and wages of $2.3 million; a $4.1 million increase in loss on guaranty of franchisee third-party loans; and a net increase in other variable expenses of $1.5 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $32.7 million in the year ended December 31, 2025, compared to $62.6 million in the year ended December 31, 2024, a decrease of $29.8 million, or 48%. The decrease was primarily due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar trademark, impairment of trademark, franchise agreement and deferred video production cost intangible assets of $12.7 million related to BFT, and other noncurrent asset impairments of $9.2 million compared to write down of franchise agreements intangible asset and goodwill of $30.3 million related to BFT, a write down of goodwill of $10.3 million related to Rumble, a write down of franchise agreements intangible assets, trademark, and goodwill of $12.6 million related to CycleBar, a write down of right-of-use assets of $7.0 million, and other impairments of $2.4 million primarily related to our Xpass platform in the prior year period.

Depreciation and amortization. Depreciation and amortization expense was $12.0 million in the year ended December 31, 2025, compared to $17.7 million in the year ended December 31, 2024, a decrease of $5.7 million, or 32%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2024.

Marketing fund expense. Marketing fund expense was $40.5 million in the year ended December 31, 2025, compared to $26.7 million in the year ended December 31, 2024, an increase of $13.8 million, or 52%. The increase in marketing fund expense was primarily attributable to higher marketing fund contribution expenses, which were increased to maintain marketing spend at a level consistent with revenue as well as the utilization of approximately $4.0 million of previously accumulated fund surplus. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue.

Acquisition and transaction expenses (income). Acquisition and transaction income was $6.9 million in the year ended December 31, 2025, compared to expense of $8.9 million in the year ended December 31, 2024, an increase to income of $15.8 million, or 178%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other Expense (Income), net

	Year Ended December 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Interest income	$(3,212)	$(1,824)	$(1,388)	76.1%
Other income	(1,096)	—	(1,096)	NA
Interest expense	49,189	46,250	2,939	6.4%
Tax receivable agreement expense (benefit)	(11)	998	(1,009)	(101.1)%
Loss on debt extinguishment	27,327	—	27,327	NA
Total other expense, net	$72,197	$45,424	$26,773	58.9%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $3.2 million in the year ended December 31, 2025, compared to $1.8 million in the year ended December 31, 2024.

Other income. Other income consists of royalty payments from franchisees associated with the divested CycleBar and Rumble brands since the divestiture date, which was $1.1 million in the year ended December 31, 2025, compared to no royalty payments in the year ended December 31, 2024. See Note 3 of Notes to Consolidated Financial Statements for additional information.

Interest expense. Interest expense was $49.2 million in the year ended December 31, 2025, compared to $46.3 million in the year ended December 31, 2024, an increase of $2.9 million, or 6%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of Tax Receivable Agreement (“TRA”) expense (benefit), TRA benefit was less than $0.1 million in the year ended December 31, 2025, compared to $1.0 million of TRA expense in the year ended December 31, 2024.

Loss on debt extinguishment. Loss on debt extinguishment consists of $27.3 million for the year ended December 31, 2025 which was recorded as a result of debt refinancing. For the year ended December 31, 2024, there was no loss on debt extinguishment.

Income Taxes

	Year Ended December 31,		Change from Prior Year
	2025	2024	$	%
	($ in thousands)
Income taxes	$1,322	$(342)	$1,664	(486.5)%

Income taxes. Income taxes were (2.5%) of pre-tax book income (loss) in the year ended December 31, 2025, compared to 0.3% in the year ended December 31, 2024. The $1.7 million change primarily relates to the release of valuation allowance during the year ended December 31, 2024.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business, net of insurance reimbursements), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other noncurrent assets, loss and expenses related to brand divestitures and wind down (including expenses directly related to the divested or wound down brands for arrangements that existed prior to divestiture or wind down), executive transition costs (consisting of costs associated with the transition of our executive team, such as professional services, legal fees, executive recruiting costs and other related costs), one-time costs associated with rebranding one studio to the KINRGY brand, transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), contract settlement expenses (related to, among other things, the settlement of disputed costs and the elimination of the option for us to repurchase the master franchise rights from the BFT seller without requiring our payment of a repurchase cancellation fee), other income (consisting of royalties received from divested brands), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. For the year ended December 31, 2025, loss and expenses due to brand divestitures and wind down (excluding impairments) represents net gain on divestiture of $1.6 million, and certain other expenses recorded primarily in connection with brand divestitures and outsourcing of our retail merchandising, including write-off of accounts receivable determined no longer collectable of $1.2 million, sale and write-off of inventory of $3.9 million, loss on franchisee loan guarantees of $1.4 million, severance costs of $0.3 million, and certain other costs of $0.4 million. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss	$(53,671)	$(98,696)	$(6,443)
Interest expense, net	45,977	44,426	37,122
Income taxes	1,322	(342)	1,034
Depreciation and amortization	12,027	17,713	16,883
EBITDA	5,655	(36,899)	48,596
Equity-based compensation	12,908	15,465	17,997
Employer payroll taxes related to equity-based compensation	290	436	672
Acquisition and transaction expenses (income)	(6,948)	8,886	(18,464)
Litigation expenses	30,097	32,575	6,839
Financial transaction fees and related expenses	408	620	9,038
TRA remeasurement	(11)	998	3,193
Impairment of goodwill and other noncurrent assets	32,718	62,551	16,750
Loss and expenses due to brand divestitures and wind down (excluding impairments)	5,570	1,820	—
Executive transition costs	7	690	—
Non-recurring rebranding expenses	—	331	—
Transformation initiative costs	874	1,287	—
Contract settlement costs	—	1,170	—
Other income	(1,096)	—	—
Loss on debt extinguishment	27,327	—	—
Restructuring and related charges (excluding impairments)	3,979	26,287	15,700
Adjusted EBITDA	$111,778	$116,217	$100,321

Liquidity and Capital Resources

As of December 31, 2025, we had $33.7 million of cash and cash equivalents, excluding $12.2 million of restricted cash consisting of marketing fund restricted cash of $11.4 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning March 3, 2026 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors.” There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Credit Facility

On December 8, 2025 (the “Closing Date”), we entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525 million (the “ Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25 million (the “Revolving Loans”). Our obligations under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of XPO Holdings (collectively, the “Guarantors”, and together with the us, the “Loan Parties”) and are secured by a first priority lien on substantially all of our assets, subject to customary exceptions. The net proceeds from the Credit Agreement was used (i) to repay all outstanding indebtedness under the prior credit agreement, (ii) to repurchase all outstanding shares of the redeemable convertible preferred stock and (iii) to pay the Transaction Expenses (as defined in the Credit Agreement). The proceeds of the Revolving Loans will be used by the Company for working capital and general corporate purposes.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring us to maintain a Total Net Leverage Ratio (as discussed further in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans and the Revolving Loans will both mature five years after the Closing Date. As of December 31, 2025 the Company was in compliance with these covenants.

Commencing with the fiscal quarter ending March 31, 2026, and subject to customary adjustments, we will be required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement commencing on March 31, 2026 will be $1.3 million.

The total principal amount outstanding on the Closing Date Term Loans was $525.0 million at December 31, 2025. See Note 7 of Notes to Consolidated Financial Statements for additional information about our debt.

Cash Flows

The following table presents summary cash flow information for the years ended December 31, 2025 and 2024. Analysis of our cash flows for the year ended December 31, 2022 is included in our Annual Report on Form 10-K for the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$28,318	$11,677
Net cash provided by (used in) investing activities	1,528	(14,149)
Net cash provided by (used in) financing activities	(16,722)	(1,883)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,124	$(4,355)

Cash Flows from Operating Activities

In the year ended December 31, 2025, cash provided by operating activities was $28.3 million, compared to $11.7 million in the year ended December 31, 2024, a increase in cash provided of $16.6 million was due to higher net income after adjustments to reconcile net loss to net cash provided by operating activities and $36.5 million in unfavorable changes in working capital related to accounts payable, operating lease liabilities, prepaid expenses and other current assets, deferred revenue, and other current liabilities, partially offset by $34.8 million in favorable changes in working capital related to accounts receivable, inventories, deferred costs, accrued expenses, other assets and other liabilities in the year ended December 31, 2025, compared to the year ended December 31, 2024.

Cash Flows from Investing Activities

In the year ended December 31, 2025, cash provided by investing activities was $1.5 million compared to cash used of $14.1 million in the year ended December 31, 2024. The change year over year of $15.7 million was primarily attributable to cash used of $8.5 million for acquisition of Lindora in the prior year and the decrease in cash used to purchase property and equipment of $1.1 million in the current year and cash received of $6.7 million from the divestiture of CycleBar and Rumble brands in the current year.

Cash Flows from Financing Activities

In the year ended December 31, 2025 and 2024, cash used in financing activities was $16.7 million and $1.9 million, respectively. The change year over year of $14.8 million was primarily attributable to net borrowings on long-term debt of $122.5 million in the current year compared to $18.8 million in the prior period year, a decrease in cash used for payments of tax receivable agreement of $2.3 million, a decrease in payments for distributions to Pre-IPO Members of $8.4 million and increase in payments received from shareholders of $2.4 million, partially offset by increased payments of $2.9 million for taxes related to net share settlement of restricted share units in the current year and payment of $128.5 million related to repurchase of convertible preferred stock in the current year.

Material Cash Commitments

The table below represents our material cash commitments, including the scheduled maturities of our contractual obligations as of December 31, 2025. The table excludes certain potential cash requirements because they may involve future cash payments that are considered uncertain and cannot be estimated because they vary based upon future conditions; however, the exclusion of these obligations should not be construed as an implication that they are immaterial, as they could significantly affect our short- and long-term liquidity and capital resource needs depending on a variety of future events, facts and conditions.

	Payments due during the years ending December 31,
	Total	2026	2027-2028	2029-2030	Thereafter
	($ in thousands)
Operating lease obligations (1)	$23,324	$6,183	$8,457	$5,180	$3,504
Debt, principal (2)	525,000	5,250	42,000	477,750	—
Debt, interest (3)	267,206	53,009	116,648	97,549	—
Loan to shareholder (4)	400	240	160	—	—
Total	$815,930	$64,682	$167,265	$580,479	$3,504

(1)
We lease our facilities under non-cancelable operating leases.
(2)
Represents scheduled debt obligation payments on debt outstanding as of December 31, 2025.
(3)
Represents estimated scheduled interest payments on debt outstanding as of December 31, 2025.
(4)
Represents the additional loans obligated to fund under agreements with shareholders (see Note 9 of Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

As of December 31, 2025, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $4.6 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of December 31, 2025, no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 16 of Notes to Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $750 standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of December 31, 2025, a $1.3 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 16 of Notes to Consolidated Financial Statements for more information.

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

Our critical accounting policies are those that materially affect our consolidated financial statements, including those that involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements. We believe that the critical accounting policies listed below are those that are most important to our results of operations or involve the most difficult management decisions related to the use of significant estimates and assumptions as described above. For a more detailed summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

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

Acquisition-Related Contingent Consideration

As of the beginning of the period, we had outstanding contingent consideration obligations related to the BFT, Lindora and Rumble business combinations. As of December 31, 2025, the contingent consideration obligation related to the BFT acquisition was fully settled and contingent consideration obligations related to the Lindora and Rumble acquisitions remained open. Acquisition-related contingent consideration associated with business combinations are initially recognized at fair value and remeasured each reporting period, with changes in fair value recorded in the consolidated statement of operations.

The estimated fair value for the BFT and Lindora contingent considerations involves the use of acceptable valuation methods, such as probability-weighted discounted cash flow analysis, and contain uncertainties as it requires assumptions about the likelihood of achieving specified milestone criteria, projections of future financial performance and assumed discount rates. Changes in the fair value of BFT and Lindora contingent considerations result from several factors including changes in the timing and amount of revenue estimates, changes in probability assumptions with respect to the likelihood of achieving specified milestone criteria and changes in discount rates. The estimated fair value of the Rumble contingent consideration was determined using the Monte Carlo Simulation model. Changes in the fair value of the Rumble contingent consideration result from changes in volatility of our stock price, expected term, and risk-free interest rates. Given our extended operating history, we have adequate historical data regarding the volatility of our own traded stock price. As such, we updated our volatility assumption from prior periods to include the historical volatility of our common stock rather than the historical volatility of a publicly traded set of peer companies.

A change in any of these assumptions could produce a different fair value, which could have a material impact on our results of operations. Assuming there had been a 10% increase in the fair value, contingent consideration would have increased by $0.7 million for the year ended December 31, 2025.

Impairment of Long-Lived Assets, Including Goodwill and Intangible Assets

Goodwill has been assigned to our reporting units for purposes of impairment testing. Our reporting units are each of the brand names under which we sell franchises. We test for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. The annual impairment test is performed as of the first day of our fourth quarter. When evaluating goodwill for impairment, we may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of a reporting unit exceeds its carrying amount, we perform a quantitative assessment and calculate the estimated fair value of the respective reporting unit. We generally determine the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We recorded cumulative goodwill impairment of $55.4 million. See Note 6 of Notes to Consolidated Financial Statements for additional information.

At December 31, 2025, the goodwill related to the Pure Barre reporting unit of $42.5 million is at a heightened risk of future impairment as the fair value of the Pure Barre reporting unit, and its associated assets, exceeded its carrying value by approximately 6%. This meaningful decline in the fair value cushion above the carrying value is driven by decreases to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods.

We test for impairment of indefinite-lived trademarks annually or sooner whenever events or circumstances indicate that trademarks might be impaired. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined utilizing a two-step analysis. The two-step analysis involves comparing the fair value to the carrying value of the trademarks. We determine the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, we impair the trademarks to their fair value. We recognized cumulative impairment loss of indefinite-lived trademark of $3.4 million related to the CycleBar reporting unit. See Note 6 of Notes to Consolidated Financial Statements for further discussion of these impairments.

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

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected revenues, income, cash flows, discount rates, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods. During the year ended December 31, 2025, we recognized an aggregate impairment loss of long-lived assets of $21.8 million. See Note 5, Note 6 and Note 8 of Notes to Consolidated Financial Statements for further discussion of these impairments.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report.

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

As of December 31, 2025, the outstanding principal balance of $525.0 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $5.3 million.

Foreign Currency Risk

We operate internationally; however, our franchise agreements, including international agreements, are primarily denominated and settled in U.S. dollars. Accordingly, we do not believe we have material exposure to foreign currency exchange risk for the years ended December 31, 2025 and 2024 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of December 31, 2025, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition as well as the operating costs of our franchisees.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Xponential Fitness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Xponential Fitness, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes to stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 3, 2026

We have served as the Company's auditor since 2019.

Xponential Fitness, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents and restricted cash	$45,863	$32,739
Accounts receivable, net	18,449	25,884
Inventories	2,222	10,016
Prepaid expenses and other current assets	24,151	10,678
Deferred costs, current portion	3,671	4,598
Notes receivable, net	290	232
Total current assets	94,646	84,147
Property and equipment, net	10,891	14,651
Right-of-use assets	13,736	24,036
Goodwill	127,789	135,240
Intangible assets, net	66,507	100,944
Deferred costs, net of current portion	24,860	39,923
Notes receivable from franchisees, net of current portion	—	100
Other assets	7,205	4,356
Total assets	$345,634	$403,397
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$26,282	$27,011
Accrued expenses	51,202	31,323
Deferred revenue, current portion	19,324	25,912
Current portion of long-term debt	5,250	5,397
Other current liabilities	13,917	18,244
Total current liabilities	115,975	107,887

Deferred revenue, net of current portion	69,567	105,935
Contingent consideration from acquisitions (Note 16)	10,309	17,729
Long-term debt, net of current portion, discount and issuance costs	500,500	341,742
Lease liabilities, net of current portion	14,243	23,858
Other liabilities	6,993	251
Total liabilities	717,587	597,402
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, none and 115 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	116,810
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 35,256 and 33,660 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 13,738 and 14,739 shares issued, and 13,663 and 14,664 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	489,732	503,850
Receivable from shareholder (Note 9)	(16,603)	(16,891)
Accumulated deficit	(740,520)	(701,837)
Treasury stock, at cost, 75 shares outstanding as of December 31, 2025 and December 31, 2024	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(269,084)	(216,571)
Noncontrolling interests	(102,869)	(94,244)
Total stockholders' deficit	(371,953)	(310,815)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$345,634	$403,397

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue, net:
Franchise revenue	$192,642	$174,524	$143,247
Equipment revenue	35,022	54,199	56,454
Merchandise revenue	23,912	27,174	33,275
Franchise marketing fund revenue	36,468	33,986	27,292
Other service revenue	26,835	30,463	57,669
Total revenue, net	314,879	320,346	317,937
Operating costs and expenses:
Costs of product revenue	42,411	59,477	60,331
Costs of franchise and service revenue	22,338	21,806	15,985
Selling, general and administrative expenses (Note 9)	152,001	176,854	168,863
Impairment of goodwill and other noncurrent assets	32,718	62,551	16,750
Depreciation and amortization	12,027	17,713	16,883
Marketing fund expense	40,484	26,673	22,683
Acquisition and transaction (income) expense	(6,948)	8,886	(18,464)
Total operating costs and expenses	295,031	373,960	283,031
Operating income (loss)	19,848	(53,614)	34,906
Other expense (income):
Interest income	(3,212)	(1,824)	(1,611)
Other income	(1,096)	—	—
Interest expense	49,189	46,250	38,733
Tax receivable agreement expense (benefit)	(11)	998	3,193
Loss on debt extinguishment	27,327	—	—
Total other expense	72,197	45,424	40,315
Loss before income taxes	(52,349)	(99,038)	(5,409)
Income taxes (benefit)	1,322	(342)	1,034
Net loss	(53,671)	(98,696)	(6,443)
Less: net loss attributable to noncontrolling interests	(14,988)	(31,038)	(2,442)
Net loss attributable to Xponential Fitness, Inc.	$(38,683)	$(67,658)	$(4,001)

Net loss per share of Class A common stock:
Basic	$(1.47)	$(2.27)	$1.08
Diluted	$(1.47)	$(2.27)	$(0.52)
Weighted average shares of Class A common stock outstanding:
Basic	34,804	31,999	31,742
Diluted	34,804	31,999	39,705

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

Xponential Fitness, Inc.

Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance at December 31, 2024	33,660	$3	14,739	$1	75	$(1,697)	$503,850	$(16,891)	$(701,837)	$(94,244)	$(310,815)
Equity-based compensation	—	—	—	—	—	—	12,908	—	—	—	12,908
Net loss	—	—	—	—	—	—	—	—	(38,683)	(14,988)	(53,671)
Conversion of Class B shares to Class A shares	1,001	—	(1,001)	—	—	—	(6,840)	—	—	6,840	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	595	—	—	—	—	—	(2,837)	—	—	—	(2,837)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(2,147)	—	—	(2,147)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(477)	(477)
Preferred stock dividend	—	—	—	—	—	—	(5,694)	—	—	—	(5,694)
Deemed dividend from redemption of preferred stock	—	—	—	—	—	—	(11,655)	—	—	—	(11,655)
Payment received from shareholders	—	—	—	—	—	—	—	2,435	—	—	2,435
Balance at December 31, 2025	35,256	$3	13,738	$1	75	$(1,697)	$489,732	$(16,603)	$(740,520)	$(102,869)	$(371,953)

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(53,671)	$(98,696)	$(6,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,027	17,713	16,883
Amortization and write off of debt issuance costs	168	238	463
Amortization and write off of discount on long-term debt	7,744	4,122	2,949
Change in contingent consideration from acquisitions	(6,948)	8,358	(18,933)
Non-cash lease expense	4,072	7,139	13,311
Change in tax receivable agreement liability	(11)	998	3,193
Bad debt expense	2,844	3,102	2,450
Equity-based compensation	12,908	15,466	17,997
Non-cash interest	(2,038)	(1,320)	(1,252)
Gain on disposal of assets and lease terminations	(6,945)	(12,791)	(2,120)
Gain on divestitures	(4,988)	—	—
Impairment of goodwill and other noncurrent assets	32,718	62,551	16,750
Loss on extinguishment of debt	27,327	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,517	(3,919)	(7,350)
Inventories	7,793	5,574	(3,960)
Prepaid expenses and other current assets	(11,872)	601	307
Operating lease liabilities	(3,824)	(3,356)	(9,325)
Deferred costs	11,276	8,912	(5,712)
Notes receivable, net	3	5	(3)
Accounts payable	(141)	8,616	889
Accrued expenses	19,827	12,903	4,867
Other current liabilities	(370)	2,140	4,190
Deferred revenue	(31,696)	(19,538)	7,020
Other assets	834	(3,518)	(648)
Other liabilities	6,764	(3,623)	(2,810)
Net cash provided by operating activities	28,318	11,677	32,713
Cash flows from investing activities:
Purchases of property and equipment	(3,581)	(4,713)	(7,430)
Proceeds from sale of assets	—	346	60
Purchase of studios	—	—	(164)
Purchase of intangible assets	(1,604)	(1,815)	(1,783)
Notes receivable issued	(173)	—	(581)
Notes receivable payments received	178	533	776
Proceeds from disposition of brands	6,708	—	—
Acquisition of business	—	(8,500)	(2,567)
Net cash provided by (used in) investing activities	1,528	(14,149)	(11,689)
Cash flows from financing activities:
Borrowings from long-term debt, net of original discount issue	516,178	62,951	189,150
Payments on long-term debt	(392,063)	(43,876)	(4,203)
Debt issuance costs	(1,658)	(318)	(411)
Payment of preferred stock dividend	(5,694)	(5,772)	(7,092)
Payment of promissory note liability	(3,392)	(3,467)	—
Payments of contingent consideration	(500)	—	(1,412)
Payments for taxes related to net share settlement of restricted share units	(3,030)	(83)	(8,111)
Proceeds from issuance of common stock in connection with stock-based compensation plans	193	210	—
Payments for tax receivable agreement	—	(2,267)	(1,163)
Payments for redemption of preferred stock	—	—	(130,766)
Payments for distributions to Pre-IPO LLC Members	(477)	(8,916)	(12,241)
Repurchase of Class A common stock	—	—	(50,378)
Payment received from shareholder (Note 9)	2,435	14	9,211
Payments for excise tax on share repurchases	—	(359)	—
Payments for redemption of preferred shares	(128,465)	—	—
Loan to shareholder (Note 9)	(249)	—	(4,400)
Proceeds from disgorgement of stockholders short-swing profits (Note 9)	—	—	516
Net cash used in financing activities	(16,722)	(1,883)	(21,300)
Increase (decrease) in cash, cash equivalents and restricted cash	13,124	(4,355)	(276)
Cash, cash equivalents and restricted cash, beginning of period	32,739	37,094	37,370
Cash, cash equivalents and restricted cash, end of period	$45,863	$32,739	$37,094

See accompanying notes to consolidated financial statements.

Xponential Fitness, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Interest paid	$37,515	$41,289	$34,786
Income taxes paid, net	206	563	1,567
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$344	$799	1,023
Adjustment of convertible preferred stock to redemption value	—	—	(49,970)
Fair value of promissory note entered into in connection with acquisition (Note 3)	—	—	6,463
Liability-classified restricted stock units vested	—	—	2,250
Deemed contribution (dividend) from redemption of convertible preferred stock	(11,655)	—	12,679
Accrued tax withholding related to convertible preferred stock dividend	—	—	112
Receivable from shareholder arising from the Rumble studios acquisition	—	—	1,450
Excise tax liability accrued	—	—	360
Preferred stock dividend accrued	—	—	448
Contingent consideration upon acquisition	—	446	—
Debt issuance costs paid-in-kind - long-term debt	—	4,059	—
Fair value of promissory note entered into in connection with divestiture (Note 3)	4,316	—	—
Original issue discount	18,822	—	—
Non-cash proceeds from sale of asset	—	275	—
Preferred stock dividend paid-in-kind	—	2,150	—

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

As of December 31, 2025, the Company’s portfolio of five brands consisted of: “Club Pilates,” a Pilates facility franchisor; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Prior to the divestitures of the CycleBar and Rumble brands in July 2025, the Company, through its ownership of the CycleBar and Rumble brands, franchised boutique fitness studios dedicated to indoor cycling and boxing disciplines, respectively. Additionally, prior to the divestiture of the Lindora brand in September 2025, the Company, through its ownership of the Lindora brand, franchised clinics that provided medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of December 31, 2025 and 2024.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

On July 3, 2025, the Company and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) effective as of December 1, 2025 (the “Effective Date”). The Agreement relates to the outsourcing of the Company’s retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC has agreed to purchase the Company’s existing retail inventory, subject to certain exceptions, no later than December 15, 2025. This strategic initiative shifted management of the franchisee retail experience from in-house teams to a dedicated e-commerce provider, allowing the Company to focus on its core business priorities. Pursuant to the Agreement, FC will pay the Company domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to the Company or the Company's franchisees. The domestic Commissions will be paid by FC to the Company based on each contract year (prorated for any partial contract year) in an aggregate amount of approximately $50,000 over the five-year period subject to certain adjustments provided in the Agreement. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

On September 19, 2025, the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios. On July 24, 2025, the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios. On February 13, 2024, the Company divested the Stride brand, including the intellectual property, franchise rights and franchise agreements for open studios. On May 20, 2024, the Company divested the Row House brand, including the intellectual property, franchise rights and franchise agreements for open studios. Additionally, during the three months ended September 30, 2024, the Company announced the wind down of AKT franchise operations. See Note 3 for additional information.

Basis of presentation – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

On January 2, 2024, the Company acquired Lindora Franchise, LLC, a Delaware limited liability company, the franchisor of the Lindora wellness brand (the “Lindora Franchisor” or “Lindora”), and has included the results of operations of Lindora in its consolidated statements of operations from the acquisition date through the divestiture date. See Note 3 for additional information.

Reclassifications – To conform with current year presentation, the Company has reclassified gift card receivable of $5,809 from accounts receivable, net, to prepaid expenses and other current assets in the December 31, 2024 consolidated balance sheet. The Company has reclassified certain prior period amounts to conform with the current period presentation on the consolidated statements of cash flows. Specifically, within the consolidated statements of cash flows changes in tax receivable agreement liability, which was previously included in other current liabilities and other liabilities, is now reported separately. The reclassifications do not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

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

Note 2 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands, and guarantee of standby letter of credit (See Note 16). Marketing fund restricted cash was $11,406 and $15,312 at December 31, 2025 and December 31, 2024, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $12,194 and $16,063 at December 31, 2025 and 2024, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Concentration of credit risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable and notes receivable. The Company maintains its cash with high-credit quality financial institutions. At December 31, 2025 and 2024, the Company had total cash, cash equivalents and restricted cash of $42,518 and $28,836, respectively, on deposit with high-credit quality financial institutions that exceeded federally insured limits. The Company has not experienced any loss as a result of these or previous similar deposits. In addition, the Company closely monitors the extension of credit to its franchisees while maintaining allowances for potential credit losses. No single franchisee represents 10% or more of accounts and note receivable as of December 31, 2025 and 2024, and no single franchisee represents 10% or more of revenues for the years ended December 31, 2025, 2024 and 2023.

Accounts receivable, notes receivable and allowance for expected credit losses – Accounts receivable primarily consist of amounts due from franchisees and vendors. These receivables primarily relate to royalties, advertising contributions, equipment and product sales, training, vendor commissions and other miscellaneous charges. The Company’s payment terms on its receivables from franchisees are generally 30 days. Receivables are unsecured; however, the franchise agreements provide the Company the right to withdraw funds from the franchisee’s bank account or to terminate the franchise for nonpayment. Notes receivable primarily consists of loans provided for the establishment of new or transferred franchise studios to various franchisees. These loans have terms of up to ten years and bear interest at a stated fixed rate ranging from 0% to 15% or variable rates based on LIBOR plus a specified margin.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2022	$865	$719	$1,584
Bad debt expense recognized during the period	914	1,536	2,450
Write-off of uncollectible amounts	(426)	(71)	(497)
Balance at December 31, 2023	$1,353	$2,184	$3,537
Bad debt expense recognized during the year	2,888	214	3,102
Write-off of uncollectible amounts	(1,731)	(2,193)	(3,924)
Balance at December 31, 2024	$2,510	$205	$2,715
Bad debt expense recognized during the year	2,786	58	2,844
Write-off of uncollectible amounts	(3,623)	(220)	(3,843)
Balance at December 31, 2025	$1,673	$43	$1,716

Inventories – Inventories are comprised of finished goods including equipment and branded merchandise primarily held for sale to franchisees which are valued at the lower of cost of net realizable value. Cost is determined using the first-in-first-out method. Management analyzes obsolete, slow-moving and excess merchandise to determine adjustments that may be required to reduce the carrying value of such inventory to the lower of cost or net realizable value. Write-down of obsolete or slow-moving and excess inventory charges are included in costs of product revenue in the consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Software consists primarily of costs associated with web development projects. The Company capitalizes eligible costs to acquire, develop, or modify digital platforms that are incurred subsequent to the preliminary project stage. These costs include external direct costs of services. Depreciation of these assets begins upon the initial usage of the digital platforms. Costs incurred during the preliminary project stage, as well as maintenance, are expensed as incurred.

The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is included in the results of operations during the period of sale or disposal. Costs for repairs and maintenance are expensed as incurred. Repairs and maintenance costs for the years ended December 31, 2025, 2024 and 2023 were insignificant.

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

The Company has guaranteed lease agreements for certain franchisees. The Company is only required to make a payment upon default by the primary obligor. The Company, as a guarantor, is required to recognize, at inception of the guaranty, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 16 for further discussion of such obligations guaranteed.

Goodwill and indefinite-lived intangible assets – Indefinite-lived intangible assets consist of goodwill and certain trademarks.

Goodwill – The Company tests for impairment of goodwill annually or sooner whenever events or circumstances indicate that goodwill might be impaired. Goodwill has been assigned to reporting units for purposes of impairment testing. The Company’s reporting units are the brand names under which it sells franchises. The annual impairment test is performed as of the first day of the Company’s fourth quarter. When evaluating goodwill for impairment, the Company may decide to first perform a qualitative assessment, or “step zero” impairment test, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of its reporting units exceeds their carrying amounts, the Company performs a quantitative assessment and calculates the estimated fair value of the respective reporting unit. The Company generally determines the estimated fair value using a discounted cash flow approach, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in the amount the carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Goodwill impairment of $7,451, $37,807 and $6,737 was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Trademarks – The Company tests for impairment of trademarks with an indefinite life annually or sooner whenever events or circumstances indicate that trademarks might be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the trademarks is less than the carrying amount. In the absence of sufficient qualitative factors, trademark impairment is determined by comparing the fair value to the carrying value of the trademarks. The Company determines the estimated fair value using a relief from royalty approach. If the carrying amount exceeds the fair value, the Company impairs the trademarks to their fair value. Trademark impairment of $3,499 and $251 was recorded for the years ended December 31, 2025 and 2024, respectively. There were no trademark impairments for the year ended December 31, 2023.

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

Definite-lived intangible asset impairments of $12,650, $15,244 and $8,936 were recorded for the years ended December 31, 2025, 2024 and 2023, respectively. Definite-lived intangible asset impairments during the year ended December 31, 2025 related to the BFT trademark, franchise agreement and deferred video production. Definite-lived intangible asset impairments during the year ended December 31, 2024, related to a) franchise agreements of the CycleBar and BFT reporting units and b) deferred video production costs and web design and domain intangible assets related to the AKT reporting unit. Definite-lived intangible asset impairments during the year ended December 31, 2023, related to a) trademark and franchise agreements of the Stride and Row House reporting units, b) intangible assets related to franchise agreements, net of reacquired franchise rights, in connection with the acquisition of 14 Rumble studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 and c) impairment related to reacquired franchise rights in connection with selling six Rumble brand company-owned transition studios. For further discussion related to definite-lived intangible asset impairments, see Note 6.

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

Franchise revenue – The Company enters into franchise agreements for each franchised studio. The Company’s performance obligation under the franchise license is granting certain rights to access the Company’s intellectual property; all other services the Company provides under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for as a single performance obligation, which is satisfied over the term of each franchise agreement. Those services include initial development, operational training, preopening support and access to the Company’s technology throughout the franchise term. Fees generated related to the franchise license include development fees, royalty fees, marketing fees, technology fees and transfer fees, which are discussed further below. Variable fees are not estimated at contract inception, and are recognized as revenue when invoiced, which occurs monthly. The Company has concluded that its franchise agreements do not contain any financing components. In certain circumstances, a franchise agreement may be terminated prior to the expiration of the contractual terms, including in connection with termination of a studio. Upon termination, the Company evaluates the remaining deferred franchise revenue associated with the terminated franchise agreement to determine whether its remaining performance obligations have been satisfied. When the original franchise agreement is terminated, any remaining deferred initial franchise fee associated with that studio is generally recognized as revenue at the point in time the termination occurs, provided that the Company has no remaining material performance obligations under the terminated agreement.

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

Merchandise revenue – Up to December 2025, the Company sold wholesale branded and non-branded merchandise to franchisees for retail sales to customers at studios. For wholesale merchandise sales, the performance obligation was satisfied at the point in time of delivery of the ordered merchandise to the franchisee. For such wholesale merchandise sales, the Company was the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company recorded wholesale merchandise revenue and related costs upon delivery on a gross basis. Customers had the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2025, 2024 and 2023. Effective December 1, 2025, the Company entered into an agreement with FC to outsource its retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee. Pursuant to the Agreement, FC will pay the Company domestic and foreign commissions as well as direct-to-customer commissions in connection with the sale of products to the Company's franchisees. The domestic Commissions will be paid by FC to the Company based on each contract year (prorated for any partial contract year) in an aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

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

Advertising costs – Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, the Company had approximately $3,554, $5,324 and $9,246, respectively, of advertising costs, including amounts spent in excess of marketing fund revenue.

Selling, general and administrative expenses – The Company’s selling, general and administrative (“SG&A”) expenses primarily consist of salaries and wages, sales and marketing expenses, professional and legal fees, occupancy expenses, management fees, travel expenses, conference expenses and restructuring costs.

Marketing fund expenses – Marketing fund expenses are recognized as incurred and are included in the marketing fund expense in the consolidated statements of operations.

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

Redeemable convertible preferred stock – The redeemable convertible preferred stock (the “Convertible Preferred”) becomes redeemable at the option of the holder as of a specific date unless an event that is not probable of occurring happens before that date. Therefore, the Company determined that it is probable that the Convertible Preferred will become redeemable based on the passage of time. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. On December 8, 2025, the Company repurchased all outstanding Convertible Preferred concurrently with the closing of refinancing transaction under the Credit Agreement. No shares of Preferred Stock remained outstanding at December 31, 2025, see Note 10.

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

Diluted earnings per share adjusts the basic earnings per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. Shares of Class B common stock are considered potentially dilutive shares of Class A common stock; however, in loss periods related amounts are excluded from the computation of diluted earnings per share of Class A common stock because the effect would be anti-dilutive under the if-converted and two-class methods. For further discussion, see Note 14.

Restructuring charges – Restructuring charges consist primarily of loss on lease terminations and sale or disposal of assets, impairment and accelerated amortization of right-of-use assets, contract termination and other associated costs, and other restructuring charges. Impairment of right-of-use assets and lease termination costs directly related to our active restructuring plan are expensed in accordance with ASC Topic 842, Leases. Other restructuring charges are accounted for under ASC Topic 420, Exit or Disposal Cost Obligations and are either deferred or expensed as incurred based on the nature of the expense. For further discussion of restructuring charges, see Note 17.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Recently adopted accounting pronouncements

Financial Instruments-Credit Losses – In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606, “Revenue from Contracts with Customers.” The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is applied prospectively. The adoption of this accounting standard did not have an impact on the Company's consolidated financial statements

Income Taxes Disclosures – In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company adopted this standard during the year ended December 31, 2025. The adoption of this accounting standard did not have a material impact on the Company's consolidated financial statements. See Note 13 for additional information.

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

Business Combinations and Consolidation – In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” ASU No. 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the impact this amended guidance may have but does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

Intangibles-Goodwill and Other Internal-Use Software – In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software.” This standard modernizes the guidance to reflect the software development approaches currently being used by removing all references to "development stages" from ASC 350-40 Intangibles-Goodwill and Other Internal-Use Software. Under ASU 2025-06, only the following criteria in ASC 350-40-25-12(b) and (c) must be met to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact this amended guidance may have but does not expect it to have a significant impact on its consolidated financial statements.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Interim Reporting (Topic 270) – In December 2025, the FASB issued ASU 2025-11,“ Interim Reporting (Topic 270): Narrow-Scope Improvements” This standard improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact this the new standard may have, but does not expect it to have a significant impact on its consolidated financial statements.

Supplemental balance sheet information

	December 31,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses and other	$6,989	$2,210
Contingent consideration receivable, current portion	694	—
Insurance receivable	5,000	—
Tax receivables	2,708	2,659
Gift card receivable	8,760	5,809
Total prepaid expenses and other current assets	$24,151	$10,678

Accrued expenses
Accrued compensation	$4,464	$1,914
Contingent consideration from acquisitions, current portion	500	581
Sales tax accruals	711	1,197
Legal accruals, current portion	33,047	13,835
Other accruals	12,480	13,796
Total accrued expenses	$51,202	$31,323

Other current liabilities
Lease liabilities, current portion	$4,701	$5,276
Promissory note	—	3,350
Tax receivable agreement liability, current portion	—	2,090
Gift card liability	8,760	5,809
Other current liabilities	456	1,719
Total other current liabilities	$13,917	$18,244

Other liabilities
Legal accruals, net of current portion	$6,833	$—
Tax receivable agreement liability, net of current portion	—	11
Other liabilities	160	240
Total other liabilities	$6,993	$251

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Supplemental statement of operations information

	Year Ended December 31,
	2025	2024	2023
Impairment of goodwill and other noncurrent assets
Goodwill	$7,451	$37,807	$6,737
Indefinite-lived intangible assets	3,499	251	—
Definite-lived intangible assets	12,650	15,244	8,936
Property and equipment assets	2,306	2,237	985
Right-of-use assets	6,812	7,012	92
Total impairment of goodwill and other noncurrent assets	$32,718	$62,551	$16,750

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the years ended December 31, 2025, 2024 and 2023, the Company refranchised operations at 0, 10, and 79 company-owned transition studios, respectively, received proceeds of $0, $0, and $60 respectively, and recorded a net loss of $0, $122, and $635 on disposal of the studio assets, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company also ceased operations at 0, 11, and 22 company-owned transition studios, respectively. The Company refranchised or closed company-owned transition studios under its restructuring plan that started in the third quarter of 2023. See Note 17 for further discussion of the Company's restructuring plan.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the years ended December 31, 2025, 2024 and 2023, the Company did not record any impairment charges related to studio assets. See Note 8 for discussion of impairment charges related to right-of-use assets.

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

The goodwill recognized in this acquisition was attributable to the synergies that the Company expected to achieve. The fair values, which are Level 3 measurements, of the recognizable intangible assets are comprised of trademarks and franchise agreements. The fair value of the trademarks was estimated by the relief from royalty method and are considered to have an eleven-year life. The fair value of the franchise agreements was based on the excess earnings method and are considered to have a ten-year life. Inputs used in the methodologies primarily included sales forecasts, projected future cash flows, royalty rate and discount rate commensurate with the risk involved. Goodwill and intangible assets recognized from this acquisition are expected to be tax deductible. See Note 6 for discussion of impairment charges related to goodwill and intangible assets.

During the years ended December 31, 2025, 2024 and 2023, the Company incurred $0, $528 and $469, respectively, of transaction costs related to acquisitions, which is included in acquisition and transaction expenses in the consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Divestiture of CycleBar and Rumble brands – On July 24, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company received total consideration of $7,000, consisting of $2,000 received in the three months ended September 30, 2025, and a promissory note for $5,000. The Company received royalty payments from franchisees associated with the divested brands from the divestiture date until the promissory note was paid in full. Such royalty payments of $1,096 were included in other income in the consolidated statements of operations. During the quarter ended December 31, 2025, the Company received total consideration of $4,708 in cash and retained royalties of $440, which was credited to the buyer's promissory note. The divestiture allows the Company to better focus and utilize its resources on its core brands and other opportunities which better align with its long-term strategies. The Company recognized a net gain on divestiture of $2,124, including related fees, which was included within selling, general and administrative expenses in the consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations.

Divestiture of Lindora brand – On September 19, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive consideration of up to $6,000 from the divestiture of the Lindora brand, which will be received monthly based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Payments will continue until the earlier of receipt of $6,000 or seven years. At the disposition date the Company determined that the fair value of the estimated contingent consideration receivable was $3,764, of which $456 and $3,308 was included with prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheets. The fair value of the estimated contingent consideration receivable was determined using probability weighted discounted cash flows through the seven year period. The divestiture allows the Company to better focus and utilize its resources on its other brands. During the year ended December 31, 2025, the Company recognized a net loss on divestiture of $486, which was included within selling, general and administrative expenses in the consolidated statements of operations. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations. The Company recorded additional contingent consideration receivable of $60 and $552 during the year ended December 31, 2025, which was recorded as interest income and SG&A expenses in the consolidated statements of operations, respectively. The Company did not receive any considerations during the year ended December 31, 2025. At December 31, 2025, contingent consideration receivable was $4,376, of which $694 and $3,682 is included with prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheets.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise, including area development and multi-unit agreements and brand fee contract liabilities for the years ended December 31, 2025, 2024 and 2023. Other deferred revenue amounts of $10,023 and $15,248 for the years ended December 31, 2025 and 2024, respectively, are excluded from the table as the original expected duration of the contracts is one year or less.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

	Franchise development fees	Brand fees	Total
Balance at December 31, 2022	$116,244	$6,641	$122,885
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(16,435)	(4,250)	(20,685)
Deferred revenue recorded as settlement in purchase accounting	(1,278)	—	(1,278)
Increase, excluding amounts recognized as revenue during the year	28,631	149	28,780
Balance at December 31, 2023	127,162	2,540	129,702
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(24,121)	(1,713)	(25,834)
Deferred revenue recorded as settlement in purchase accounting	(1,281)	—	(1,281)
Increase, excluding amounts recognized as revenue during the year	13,919	93	14,012
Balance at December 31, 2024	115,679	920	116,599
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(31,574)	(506)	(32,080)
Decrease in deferred revenue due to divestiture	(10,978)	—	(10,978)
Increase, excluding amounts recognized as revenue during the period	5,034	293	5,327
Balance at December 31, 2025	$78,161	$707	$78,868
(1)
Includes revenue recognized as a result of terminations of $19,932, $12,285, and $6,147 for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2025. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
2026	$8,814	$243	$9,057
2027	8,813	464	9,277
2028	8,872	—	8,872
2029	8,509	—	8,509
2030	7,034	—	7,034
Thereafter	36,119	—	36,119
	$78,161	$707	$78,868

The following table reflects the components of deferred revenue:

	December 31,	December 31,
	2025	2024
Franchise development fees	$78,161	$115,679
Brand fees	707	920
Equipment and other	10,023	15,248
Total deferred revenue	88,891	131,847
Non-current portion of deferred revenue	69,567	105,935
Current portion of deferred revenue	$19,324	$25,912

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred commission costs or non-current deferred commission costs in the consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the consolidated statements of operations. At December 31, 2025 and 2024, there were approximately $3,301 and $3,940 of current deferred costs and approximately $24,744 and $39,684 in non-current deferred costs, respectively. The Company recognized approximately $8,007, $6,129 and $2,880 in costs as a result of terminations for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recognized approximately $12,295, $11,040 and $7,327 in franchise sales commission expense for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Furniture and equipment	$3,581	$4,046
Computers and software	19,283	19,679
Vehicles	285	285
Leasehold improvements	7,386	7,344
Construction in progress	1,475	2,318
Less: accumulated depreciation	(21,119)	(19,021)
Total property and equipment	$10,891	$14,651

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $4,574, $6,067 and $5,560, respectively.

During the year ended December 31, 2025, the Company determined that the carrying amount of certain property and equipment assets exceeded their fair values and recorded an impairment of $2,306. The impairment charges were primarily related to software assets of BFT, for which the Company no longer had established cash flows to support continued recognition of such assets. The fair values of software assets were determined by assumptions that are considered Level 3 inputs. The Company recorded an impairment of $2,237 for the year ended December 31, 2024 primarily related to a software asset for which the Company no longer had established cash flows to support continued recognition of such asset. The Company recorded an impairment of $985 for the year ended December 31, 2023 primarily related to leasehold improvements of the Rumble Held for Sale Studios. Property and equipment impairment expenses are included within impairment of goodwill and other noncurrent assets in the Company's consolidated statements of operations.

Note 6 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist.

The following table summarizes goodwill activity:

Balance at December 31, 2023	$170,701
Acquisition - Lindora	2,346
Impairment	(37,807)
Balance at December 31, 2024	135,240
Impairment	(7,451)
Balance at December 31, 2025	$127,789

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Cumulative goodwill impairment was $55,371 and $47,920 at December 31, 2025 and 2024, respectively. The impairment charges are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

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

During the quarter ended June 30, 2025, the Company determined that the carrying value of the CycleBar trademark intangible asset was in excess of its fair value and recognized an impairment loss of $3,449. The fair value of the trademark intangible asset was determined by the relief from royalty method using Level 3 inputs. The discount rate and royalty rate used in the relief from royalty valuation were 13.0% and 1.0%, respectively.

During the quarter ended September 30, 2025, the Company determined that the carrying value of the BFT trademark, franchise agreement and deferred video production intangible assets were in excess of their fair value and recognized an aggregate impairment loss of $12,700. The fair value of the trademark intangible asset was determined by the relief from royalty method using Level 3 inputs. The discount rate and royalty rate used in the relief from royalty valuation were 17.0% and 0.5%, respectively. The fair value of the franchise agreement intangible asset was determined by the excess earnings method, which represents the multi-period excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets using Level 3 inputs. The discount rate used in the excess earning valuation was 14.0%.

At December 31, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment as the fair value of the Pure Barre reporting unit, and its associated assets, exceeded its carrying value by approximately 6%. This meaningful decline in the fair value cushion above the carrying value is driven by decreases to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

At December 31, 2025, the YogaSix and StretchLab reporting units had negative carrying values. The goodwill related to the YogaSix and StretchLab reporting units were $3,927 and $2,770, respectively, as of December 31, 2025.

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

During the quarter ended September 30, 2024, in connection with the wind down of the AKT brand, as discussed in Note 3, the Company determined that the deferred video production costs and web design and domain intangible assets related to AKT were impaired and recognized an impairment loss of $179.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the quarter ended December 31, 2024, the Company incurred goodwill impairment charges of $26,896, primarily related to the BFT and Rumble reporting units. The Company determined it was necessary to re-evaluate goodwill of the BFT and Rumble reporting units for impairment due to indicators of potential impairment including the signing of an Amended Master Franchise Agreement on December 31, 2024, for the BFT reporting unit and a decline in forecasted and actual cash flows for both the BFT and the Rumble reporting units. Therefore, the Company performed a quantitative assessment of the fair values of the reporting units using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying values of the BFT and Rumble reporting units exceeded their fair values, resulting in a goodwill impairment of $16,387 and $10,283, respectively, and $5,105 of goodwill remaining for the BFT reporting unit and no goodwill remaining for the Rumble reporting unit. The fair values of the reporting units were determined by discounting estimated future cash flows, which were calculated based on revenue and expense long-term growth assumptions ranging from 11.0% to 22.0%, at a weighted average cost of capital (discount rate) of 22.0% for the BFT reporting unit and revenue and expense long-term growth assumptions ranging from 6.0% to 12.0%, at a weighted average cost of capital (discount rate) of 19.0% for the Rumble reporting unit. This was a partial impairment for the BFT reporting unit.

During the quarter ended December 31, 2024, the Company determined that the carrying values of the franchise agreements intangible assets related to BFT were in excess of their fair values and recognized an impairment loss of $13,884 during the quarter ended December 31, 2024. This was a partial impairment.

During the quarter ended December 31, 2024, the Company also determined that the carrying value of the trademark intangible asset related to the CycleBar reporting unit was in excess of its fair value and recognized an impairment loss of $251. This was a partial impairment, the trademark intangible asset, which was $9,649 as of December 31, 2024.

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

During the year ended December 31, 2023, the Company recorded a write down of franchise agreements, net of reacquired franchise rights, in the amount of $7,238 in connection with the acquisition of 14 Rumble studios from the original founder sellers of the Rumble brand, which was acquired by the Company in 2021, and a write down of reacquired franchise rights in the amount of $1,205 in connection with selling six Rumble brand company-owned transition studios. The impairment charges are included within impairment of goodwill and other assets in the Company's consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Intangible assets consisted of the following:

		December 31, 2025			December 31, 2024
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$7,727	$(7,504)	$223	$23,410	$(6,828)	$16,582
Franchise agreements	7.5 – 10	26,960	(25,294)	1,666	31,800	(22,210)	9,590
Intellectual property	5	670	(268)	402	670	(134)	536
Web design and domain	3 – 10	412	(390)	22	413	(380)	33
Deferred video production costs	3	6,042	(4,555)	1,487	6,102	(4,255)	1,847
Other intangible assets	1	560	(560)	—	560	(560)	—
Total definite-lived intangible assets		42,371	(38,571)	3,800	62,955	(34,367)	28,588
Indefinite-lived intangible assets:
Trademarks	N/A	62,707	—	62,707	72,356	—	72,356
Total intangible assets		$105,078	$(38,571)	$66,507	$135,311	$(34,367)	$100,944

Amortization expense for the years ended December 31, 2025, 2024 and 2023, was $7,454, $11,646 and $11,323, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
2026	$2,466
2027	876
2028	455
2029	3
2030	—
Thereafter	—
Total	$3,800

Note 7 – Debt

On April 19, 2021, the Company entered into a Financing Agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto (the “Prior Credit Agreement”), which consisted of a $212,000 senior secured term loan facility (the “Term Loan Facility”, and the loans thereunder, each a “Term Loan” and, together, the “Term Loans”). The Company’s obligations under the Prior Credit Agreement were guaranteed by XPO Holdings and certain of the Company’s material subsidiaries and were secured by substantially all of the assets of XPO Holdings and certain of the Company’s material subsidiaries.

Under the Prior Credit Agreement, the Company was required to make: (i) monthly payments of interest on the Term Loans and (ii) quarterly principal payments equal to 0.25% of the original principal amount of the Term Loans. Borrowings under the Term Loan Facility bore interest at a per annum rate of, at the Company’s option, either (a) the term secured overnight financing rate (“Term SOFR”) plus a Term SOFR Adjustment (as defined in the Prior Credit Agreement per the fifth amendment), plus a margin of 6.50% or (b) the Reference Rate (as defined in the Prior Credit Agreement) plus a margin of 5.50%.

The Prior Credit Agreement also contained mandatory prepayments of the Term Loans with: (i) 50% of XPO Holdings’ and its subsidiaries’ Excess Cash Flow (as defined in the Prior Credit Agreement), subject to certain exceptions; (ii) 100% of the net proceeds of certain asset sales and insurance/condemnation events, subject to reinvestment rights and certain other exceptions; (iii) 100% of the net proceeds of certain extraordinary receipts, subject to reinvestment rights and certain other exceptions; (iv) 100% of the net proceeds of any incurrence of debt, excluding certain permitted debt issuances; and (v) up to $60,000 of net proceeds in connection with an initial public offering of at least $200,000, subject to certain exceptions.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

On January 9, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Prior Credit Agreement. In connection with the Fourth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $265, which was included in interest expense for year ended December 31, 2023.

On August 3, 2023, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Prior Credit Agreement. In connection with the Fifth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans aggregating $84, which was included in interest expense for year ended December 31, 2023.

On February 13, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Prior Credit Agreement. The Sixth Amendment provided for, among other things, additional term loans in an aggregate principal amount of approximately $38,701, with an original issue discount of $4,059, (the “Sixth Amendment Incremental Term Loans”). The original issue discount was paid-in-kind by increasing the principal amount of the Prior Credit Agreement. The proceeds of the Sixth Amendment were used to repay an aggregate of $38,701 in existing term loans under the Prior Credit Agreement and for the payment of fees, costs and expenses related to the making of the Sixth Amendment Incremental Term Loans. The Sixth Amendment, among other things, also (i) increased the amount of the quarterly principal payments of the loans provided pursuant to the Prior Credit Agreement (including the Sixth Amendment Incremental Term Loans) commencing on June 30, 2024 to $1,287, (ii) included a prepayment premium on the Sixth Amendment Incremental Term Loans and (iii) extended the maturity date for all outstanding term loans under the Prior Credit Agreement to March 15, 2026.

In connection with the Sixth Amendment, the Company wrote off a pro rata portion of debt issuance costs related to the Term Loans of $23 and wrote off original issue discount of $452 related to the repayment of a portion of the Term Loans, which were included in interest expense for the year ended December 31, 2024.

On August 23, 2024, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Prior Credit Agreement. The Seventh Amendment provides for, among other things, (i) additional term loans in an aggregate principal amount of $25,000, with an original issue discount of $750, (the “Seventh Amendment Incremental Term Loans”), (ii) an increased amount of the quarterly principal payments of the loans provided pursuant to the Prior Credit Agreement (including the Seventh Amendment Incremental Term Loans) commencing on September 30, 2024 to $1,349 and (iii) a prepayment premium on the Seventh Amendment Incremental Term Loans. The proceeds of the Seventh Amendment will be used for general corporate purposes, including working capital, lease liabilities, and legal expenses arising from regulatory matters.

On March 14, 2025, the Company entered into an eighth amendment (the “Eighth Amendment”) to the Prior Credit Agreement. The Eighth Amendment extends the final maturity date under the Prior Credit Agreement to August 1, 2027 (the “Final Maturity Date”) and provides for, among other things, additional term loans in an aggregate principal amount of $10,000 (the “Eighth Amendment Incremental Term Loans”), an upfront fee, paid-in-kind, equal to 3% of the (a) aggregate principal amount of term loans outstanding as of the amendment date and (b) the Eighth Amendment Incremental Term Loans funded on the funding date, which were capitalized and added to the outstanding loan principal, and an exit fee of approximately $7,248 payable upon the earlier of the Final Maturity Date or the date all loans under the Prior Credit Agreement have been repaid or prepaid. The exit fee is treated as additional interest expense and is accreted over the life of the loan using the effective interest method and is presented as a reduction to long-term debt in the condensed consolidated balance sheets. The Eighth Amendment also increased the amount of the quarterly principal payments of the loans provided pursuant to the Prior Credit Agreement (including the Eighth Amendment Incremental Term Loans) commencing on March 31, 2025 to $1,374.

On July 24, 2025, the Company entered into a ninth amendment (the “Ninth Amendment”) to the Prior Credit Agreement in connection with the divestiture of the Rumble and CycleBar brands. The Ninth Amendment did not modify the terms of the Prior Credit Agreement. Instead, the Ninth Amendment requires the Company to apply the net proceeds received from the divestiture of the Rumble and CycleBar brands to repayment of the outstanding loan principal.

On December 8, 2025 (the “ Closing Date”), the Company entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525,000 (the “ Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25,000 (the “Revolving Loans”). The Closing Date Term Loans and Revolving Loans will bear interest at a rate per annum based upon, at the Company’s option, either the Term SOFR or the Base Rate (as defined in the Credit Agreement), plus, in each case, a leverage-based margin (10.92% at December 31, 2025).

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company received net proceeds of $506,178 after deducting original issue discount equal to 3.4% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Closing Date Term Loans were used to (i) fund all outstanding indebtedness under the Prior Credit Agreement aggregating to $387,940 (including an exit fee, make whole premium and accrued interest, which is included in loss on debt extinguishment for the year ended December 31, 2025) (ii) repurchase the Convertible Preferred (as defined in Note 2) and (iii) to pay the Transaction Expenses (as defined in the Credit Agreement). The proceeds of the Revolving Loans will be used by the Company for working capital and general corporate purposes.

In connection with the Credit Agreement, the Company wrote off a pro rata portion of debt issuance costs related to the Prior Credit Agreement of $249 and wrote off original issue discount of $15,538 related to the repayment of Prior Credit Agreement, which were included in loss on debt extinguishment for the year ended December 31, 2025.

Commencing with the fiscal quarter ending March 31, 2026, and subject to customary adjustments, the Company will be required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028).

The Credit Agreement includes provisions requiring customary mandatory prepayments, including, without limitation, arising from the incurrence of new debt or the receipt of proceeds from certain dispositions or casualty events, in each case, subject to customary exceptions for facilities of this type.

In addition, the Credit Agreement includes subjective acceleration clauses, which could impact debt classification. The Company believes that no events have occurred at December 31, 2025 that would trigger a subjective acceleration clause.

The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of Holding (collectively, the “Guarantors”, and together with the Company, the “Loan Parties”) and are secured by a first priority lien on substantially all of the Loan Parties assets, subject to customary exceptions.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict the ability of XPO Holdings, the Company and its certain subsidiaries to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans will mature five years after the Closing Date and the Revolving Loans will terminate five years after the Closing Date. As of December 31, 2025, the Company was in compliance with these covenants.

The Company incurred debt issuance costs of $1,658, $318 and $411 for the years ended December 31, 2025, 2024 and 2023, respectively. Debt issuance cost amortization and write off amounted to $417, $238 and $463 for the years ended December 31, 2025, 2024 and 2023, respectively, which were recorded as interest expense in the consolidated statements of operations. Unamortized debt issuance costs as of December 31, 2025 and 2024, were $1,538 and $297, respectively, and are presented as a reduction to long-term debt in the consolidated balance sheets. Unamortized original issue discount as of December 31, 2025 and 2024, was $18,626 and $4,967, respectively, and is presented as a reduction to long-term debt in the consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Principal payments on outstanding balances of long-term debt as of December 31, 2025 were as follows:

Amount
2026	$5,250
2027	15,750
2028	26,250
2029	26,250
2030	451,500
Total	$525,000

The carrying value of the Company’s long-term debt approximated fair value as of December 31, 2025 and 2024, due to the variable interest rate, which is a Level 2 input.

Note 8 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The Company has in the past guaranteed lease agreements for certain franchisees. See Note 16 of Notes to Consolidated Financial Statements for additional information.

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimates what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. During the year ended December 31, 2025, 2024, and 2023, the Company recognized ROU asset impairment charges of $6,812, $7,012, and $92, respectively, related to studio exits in conjunction with its restructuring plan discussed in Note 17. The impairment charges were recorded within impairment of goodwill and other assets in the consolidated statements of operations.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	December 31, 2025	December 31, 2024
ROU assets, net	Right-of-use assets	$13,736	$24,036
Lease liabilities, short-term	Other current liabilities	$4,701	$5,276
Lease liabilities, long-term	Lease liability	$14,243	$23,858

The following tables present the components of lease expense:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$6,987	$10,905	$21,260
Variable lease costs	976	882	1,699
Total	$7,963	$11,787	$22,959

The following table presents the supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$5,963	$6,454	$14,641
Lease liabilities arising from new ROU assets	$2,975	$116	$70,455

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents other information related to leases:

	Years ended December 31,
	2025	2024	2023
Weighted average remaining lease term (years)	4.6	4.7	6.7
Weighted average discount rate	9.0%	8.8%	8.5%

Maturities of lease liabilities as of December 31, 2025 are summarized as follows:

Amount
2026	$6,183
2027	5,077
2028	3,380
2029	2,736
2030	2,444
Thereafter	3,504
Total future lease payments	23,324
Less: imputed interest	4,380
Total	$18,944

Note 9 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Seller”) is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. In 2025, the Rumble Sellers agreed to reimburse the Company for additional expenses of $249, which was recorded as receivable from shareholder within equity. During the years ended December 31, 2025 and 2024, the Company recorded $1,898 and $1,465 of interest in kind, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the year ended December 31, 2023, the Company received $8,062 in cash as partial payment for the receivable from shareholder. During the year ended December 31, 2025, the Company received $2,435 in cash as partial payment for the receivable from shareholder.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of December 31, 2025, the former owner of Row House borrowed $560, which was recorded as a reduction to liability.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 152 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 73 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $14,970, $10,651and $6,389 during the years ended December 31, 2025, 2024 and 2023, respectively, from studios owned by Spartan Fitness.

The Company previously earned revenues and had accounts receivable from a franchisee comprised of a former member of the Company's senior management together with their spouse, a former employee of the Company. The former member of the Company's senior management resigned from the Company effective November 4, 2024, ending the related party relationship and the former member’s spouse resigned from the Company on April 4, 2025. Revenues from this affiliate, consisting of franchise revenue, marketing fund revenue and merchandise revenue, were $239 and $506 for the years ended December 31, 2024 and 2023, respectively, and no accounts receivable were recorded as of December 31, 2024 for such sales. The Company provided $1,189 and $120 of studio support during the years ended December 31, 2024 and 2023, respectively, to this franchisee. Studio support to this franchisee included, among other things, cash payments, royalty relief, rent assistance, product and merchandise, and lease guarantees. The Company provided additional services to this franchisee in the form of assistance from its internal special operations team which focuses on improving studio performance, for which the Company does not allocate any amounts to the franchisees for such employee salaries and bonuses.

In May 2024, the Company’s board of directors approved the sale of one of the Company’s vehicles to the Company’s former Chief Executive Officer and board member, for $275. The former Chief Executive Officer paid for the vehicle with a $275 reduction of Tax Receivable payments and partner distributions owed to him by the Company. The Company recognized an $18 gain on sale of asset during the year ended December 31, 2024, which was included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Note 10 – Redeemable Convertible Preferred Stock

On July 23, 2021, the Company issued and sold in a private placement 200 newly issued shares of 6.50% Series A Convertible Preferred Stock and 6.50% series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), for aggregate cash proceeds of $200,000, before deduction for offering costs. Holders of shares of Convertible Preferred are entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share, initially $1,000 per share. In the event the quarterly preferential coupon is not paid in cash, the fixed liquidation preference automatically increases at the Paid-in-Kind rate of 7.50%. The Convertible Preferred has an initial conversion price equal to $14.40 per share, is mandatorily convertible in certain circumstances, and is redeemable at the option of the holder beginning on the date that is eight years from the IPO or upon change of control.

At issuance, the Company assessed the Convertible Preferred for any embedded derivatives. The Company determined that the Convertible Preferred represented an equity host under ASC Topic 815, Derivatives and Hedging. The Company’s analysis was based on consideration of all stated and implied substantive terms and features of the hybrid financial instrument and weighing those terms and features on the basis of the relevant facts and circumstances. Certain embedded features in the Convertible Preferred require bifurcation. However, the fair value of such embedded features was immaterial upon issuance and prior to the repurchase of all shares of issued and outstanding Convertible Preferred on December 8, 2025.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

At December 31, 2024, the Company recognized the preferred maximum redemption value of $116,810, which is the maximum redemption value on the earliest redemption date based on fair market value per share of Convertible Preferred (based on the average volume-weighted average price per share of Class A common stock for the 10 consecutive trading day period ending on, and including, the trading day immediately preceding the redemption notice and 115 outstanding shares of Convertible Preferred at December 31, 2024). The recording of the preferred maximum redemption value for the year ended December 31, 2024, did not impact the calculation of earnings (loss) per share and did not result in any change to additional paid-in-capital.

On December 8, 2025, the Company entered into a privately negotiated preferred stock repurchase agreement (the “Repurchase Agreement”) with holders of its issued and outstanding Convertible Preferred, pursuant to which the Company paid in cash to such holders an aggregate of $127,031 and $1,434 in accrued and unpaid dividends in exchange for the repurchase of 115 shares of issued and outstanding Preferred Stock (the “Repurchase Transaction”). The Repurchase Transaction closed concurrently with the closing of refinancing transaction under the Credit Agreement, see Note 7. Following the Repurchase Transaction, no shares of Convertible Preferred remain outstanding. The excess of fair market value of $11,655 over the consideration transferred was treated as deemed dividend and resulted in a decrease to additional paid-in-capital and was included in the calculation of earnings (loss) per share.

Note 11 – Stockholder's Equity (Deficit)

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

During the years ended December 31, 2025, 2024 and 2023, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 1,001, 1,828, and 1,620 shares of Class A common stock on a one-for-one basis, respectively. Additionally, in February 2026, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 2,000 shares of Class A common stock on a one-for-one basis.

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

During 2025, 2024 and 2023, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table summarizes the ownership of XPO LLC as of December 31, 2025:

Owner	Units Owned	Ownership percentage
XPO Inc.	35,256	72.0%
Noncontrolling interests	13,738	28.0%
Total	48,994	100.0%

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

Note 12 – Equity Compensation

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

Equity classified restricted stock units – In June 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”) under which the Company may grant options, restricted stock units and other equity-based awards. The number of shares available for issuance under the 2021 Plan shall not exceed in the aggregate the sum of (i) 5,746 shares of Class A common stock, (ii) the number of shares of Class A common stock issuable pursuant to awards previously granted under the First Amended and Restated Profits Interest Plan of H&W Franchise Holdings LLC (“Pre-IPO Plan”) (taking into account any conversion of such outstanding Awards) and (iii) an additional number of shares of Class A common stock that shall become available on the first day of each fiscal year of the Company in an amount equal to the lesser of a) 511, b) 2% of the outstanding shares of Class A common stock on the last day of the immediately prior fiscal year or c) such number of shares of Class A common stock as determined by the board of directors in its discretion. As of December 31, 2025, there were 2,367 shares available for future grants under the 2021 Plan. As an accounting policy election, the Company recognizes forfeitures as they occur.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table summarizes aggregate activity for RSUs for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	2,137	$14.38
Issued	1,694	8.79
Vested	(928)	14.68
Forfeited, expired, or canceled	(866)	14.31
Outstanding at December 31, 2025	2,037	$9.53

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $13,628, $15,314 and $17,858, respectively.

The Company grants performance-based restricted stock units (“PSUs”), which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The PSUs are recognized as expense on a straight-line basis over the vesting period which is typically three to four years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. During the year ended December 31, 2025, 29 PSUs were earned and issued and 262 PSUs were forfeited. In addition, during the year ended December 31, 2025, the Company granted 216 PSUs that contained market conditions, with weighted average grant-date fair value of $6.85. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. For other performance-based awards, the fair value is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of December 31, 2025, the achievement of remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the periods presented were as follows:

Year Ended December 31,
2025
Risk free interest rate	3.7%
Expected volatility	85.0%
Dividend yield	—%
Expected term (in years)	3.0

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$12,908	$15,466	$17,997
Total stock-based compensation expense, before tax	12,908	15,466	17,997
Income tax benefit (expense)	—	—	1,049
Total stock-based compensation expense, after tax	$12,908	$15,466	$16,948

Income tax benefit (expense) relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At December 31, 2025, the Company had $13,370 of total unamortized compensation expense related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.95 years.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Note 13 – Income Taxes and Tax Receivable Agreement

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 72.0% economic interest in XPO Holdings.

The following table presents income (loss) before income taxes:

	Years Ended December 31,
	2025	2024	2023
U.S. income (loss) before income taxes	$(52,518)	$(99,116)	$(5,503)
Foreign income (loss) before income taxes	169	78	94
Income (loss) before income taxes	$(52,349)	$(99,038)	$(5,409)

The following table presents the components of income tax expense (benefit):

	Years Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
Federal	$(6)	$47	$359
State	158	198	509
Foreign	797	1,075	123
Total current tax expense	949	1,320	991
Deferred tax expense (benefit):
Federal	323	(1,559)	30
State	45	(98)	8
Foreign	5	(5)	5
Total deferred tax expense (benefit)	373	(1,662)	43
Income tax expense	$1,322	$(342)	$1,034

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents a reconciliation between the Company's effective tax rate and the applicable U.S. federal statutory income tax rate:

	Years Ended December 31,
	2025		2024		2023
Tax computed at federal statutory rate	$(10,993)	21.0%	$(20,798)	21.0%	$(1,136)	21.0%
State tax, net of federal tax benefit (1)	193	(0.4)%	109	(0.1)%	420	(7.8)%
Foreign tax effects	767	(1.5)%	1,052	(1.1)%	14	(0.3)%
Non-taxable or nondeductible items
Contingent consideration	(1,469)	2.8%	1,979	(2.0)%	(4,160)	76.9%
Executive compensation	80	(0.1)%	—	—%	952	(17.6)%
Penalties	2,587	(4.9)%	—	—%	—	—%
Other	23	(0.1)%	379	(0.4)%	(85)	1.6%
Changes in valuation allowance	8,484	(16.2)%	13,051	(13.2)%	3,651	(67.5)%
Tax credits	(693)	1.3%	(595)	0.6%	—	—%
Other adjustments
Non-controlling interests	2,051	(3.9)%	4,326	(4.3)%	1,275	(23.6)%
TRA liability	—	—%	—	—%	177	(3.3)%
Other	292	(0.5)%	155	(0.2)%	(74)	1.5%
Effective tax rate	1,322	(2.5)%	(342)	0.3%	1,034	(19.1)%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Texas and California for the year ended December 31, 2025, Texas for the year ended December 31, 2024 and Illinois, New Jersey and Texas for the year ended December 31, 2023.

The following table presents the amounts of taxes paid by the Company:

	Years Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
Federal	$(19)	$33	$47
State
California	—	75	—
Illinois	—	—	162
New Jersey	—	—	183
New York City	66	93	239
Pennsylvania	—	—	114
Texas	180	159	130
All other states	4	175	692
Foreign	(25)	28	—
Total	206	563	1,567

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. The following table presents the components that comprise the Company's net deferred tax assets and liabilities:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Investment in partnership	$11,927	$21,997
Net operating losses	72,866	35,051
Tax receivable agreement	885	1,102
Interest expense	24,882	14,122
Deferred revenue	773	1,270
Accruals and reserves	6,371	3,396
Other	658	—
Total deferred tax assets	118,362	76,938
Valuation allowance for deferred tax assets	(117,049)	(75,244)
Total deferred tax assets, net of valuation allowance	1,313	1,694
Deferred tax liabilities:
Property and equipment and intangible assets	—	(18)
Other	(25)	(14)
Total deferred tax liabilities	(25)	(32)
Net deferred tax assets (liabilities)	$1,288	$1,662

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

On the basis of this evaluation, as of December 31, 2025 and 2024, a valuation allowance of $117,049 and $75,244 has been applied against the Company's net deferred tax assets that are not more likely than not to be realized. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The Company recorded a valuation allowance to equity at the IPO date against its deferred tax assets related to its investment in XPO Holdings of approximately $60,197.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $280,674 and $220,546, respectively. The federal net operating losses were generated after January 1, 2018, and therefore do not expire. Federal net operating losses generated after January 1, 2018 are subject to a taxable income limitation of 80% in accordance with the Tax Cuts and Jobs Act of 2017. The remaining state net operating loss carryforwards will begin to expire in 2029, unless previously utilized by the Company. As of December 31, 2025, the Company has foreign tax credits of $1,152 that begin to expire in 2030.

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

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. XPO Holdings recently received an IRS audit letter for tax year 2023. As the audit has just commenced, the Company is currently not aware of any adjustments. The Company is not currently under examination by income tax authorities in state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2022 through 2025.

The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company did not have any unrecognized tax benefits as of December 31, 2025, and 2024. Accordingly, no interest and penalties related to unrecognized tax benefits were accrued on the consolidated balance sheets as of December 31, 2025 and 2024. Additionally, the Company did not recognize any income tax expense related to interest and penalties on uncertain tax positions in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company has incorporated the OBBBA changes in its income tax provision for the year ended December 31, 2025. There is no material impact to the Company's effective income tax rate and net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc

Tax receivable agreement – In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) pursuant to which the Company is generally required to pay to the other parties thereto in the aggregate 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes as a result of: (i) certain favorable tax attributes acquired from H&W Investco Blocker II, LP (the “Blocker Company”) in the merger of the Blocker Company with and into XPO Inc. (including net operating losses and the Blocker Company’s allocable share of existing tax basis); (ii) increases in the Company's allocable share of existing tax basis and tax basis adjustments that resulted or may result from (x) the IPO Contribution and the Class A-5 Unit Redemption, (y) future taxable redemptions and exchanges of LLC Units by Continuing Pre-IPO LLC Members and (z) certain payments made under the TRA; and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in XPO Holdings or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

As of December 31, 2025, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets. $88,439 of the TRA liability was not recorded as of December 31, 2025. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 13,861 shares, 16,034 shares and 17,026 shares for the years ended December 31, 2025, 2024 and 2023, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted earnings (loss) per share of Class A common stock:

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to XPO Inc.	$(53,671)	$(98,696)	$(6,443)
Less: net loss (income) attributable to noncontrolling interests	19,880	33,747	(14,133)
Less: dividends on preferred shares	(5,694)	(7,809)	(7,652)
Less: deemed contribution (dividend)	—	—	49,970
Add: deemed contribution (dividend) from redemption of convertible preferred stock	(11,655)	—	12,679
Net income (loss) attributable to XPO Inc. - basic and diluted	(51,140)	(72,758)	34,421
Add: dividends on preferred shares	—	—	7,652
Less: deemed dividend (contribution)	—	—	(49,970)
Less: deemed dividend (contribution) from redemption of convertible preferred stock	—	—	(12,679)
Net loss attributable to XPO Inc. - diluted	$(51,140)	$(72,758)	$(20,576)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	34,804	31,999	31,742
Effect of dilutive securities:
Convertible preferred stock	—	—	7,963
Weighted average shares of Class A common stock outstanding - diluted	34,804	31,999	39,705

Net earnings (loss) per share attributable to Class A common stock - basic	$(1.47)	$(2.27)	$1.08
Net loss per share attributable to Class A common stock - diluted	$(1.47)	$(2.27)	$(0.52)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	1,713	1,739	1,477
Conversion of Class B common stock to Class A common stock	13,663	14,664	16,491
Convertible preferred stock	—	8,112	—
Treasury share options	75	75	75
Rumble contingent shares	2,024	2,024	2,024
Profits interests, time vesting	—	—	1

Note 15 – Employee Benefit Plan

The Company maintains the Xponential Fitness, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”). Employees who have completed one month of service and have attained age 18 are eligible to participate in elective deferrals under the 401(k) Plan. Employees are eligible to participate for purposes of matching contributions upon completion of one year of service. On an annual basis, the Company will determine the formula for the discretionary matching contribution. In addition, the Company may make a discretionary nonelective contribution to the 401(k) Plan. During the years ended December 31, 2025, 2024 and 2023, the Company recorded expense for matching contributions to the 401(k) Plan of $902, $634 and $1,872, respectively. For the year ended December 31, 2023, the expense includes matching contributions to correct the Company’s 401(k) Plan noncompliance with the non-discrimination provisions.

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $44,793 and $14,717, which was included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, as of December 31, 2025 and 2024, respectively.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $5,000 and $0, which was included in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Additionally, during the years ended December 31, 2025 and 2024, the Company received proceeds of $29,750 and $0 in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of December 31, 2025 and the cash proceeds received during the year ended December 31, 2025 were recognized within selling, general and administrative expenses in the consolidated statements of operations. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding its current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure. On September 25, 2025, the parties filed the Second Amended Complaint with exhibits containing the settlement structure and agreement and the parties are currently awaiting approval. The Company recorded an accrual in anticipation of this settlement, which was included in accrued expenses in the consolidated balance sheet as of December 31, 2025.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemental complaint. On April 15, 2025, Defendants filed their motion to dismiss the supplemental complaint. Instead of opposing Defendants’ motion to dismiss, on May 6, 2025, plaintiffs filed an amended consolidated complaint, which, among other things, adds three new entity defendants to the claim under Section 20(a) of the Exchange Act. The Company filed a motion to dismiss the amended consolidated complaint on October 14, 2025. A hearing took place on December 3, 2025 but no decision has been rendered to date. The litigation is preliminary in nature and involves substantial uncertainties, and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Anthony Geisler, the Company's former Chief Executive Officer, and John Meloun, the Company's Chief Financial Officer, for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. On March 31, 2025, the court consolidated the Nelson action with the previously consolidated Akande and Ayers action. On July 21, 2025, the Company received a demand from a purported shareholder making allegations similar to those made by Ayers, Akande and Nelson. The litigation and related demand are preliminary in nature and involve substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter. This matter was settled on December 29, 2025 for $22,750, which settlement amount will be paid in four installments, commencing in fiscal year 2026 and concluding in fiscal year 2028. A total of 509 current and former franchisees are party to the settlement agreement.

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

On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”) regarding the Company’s compliance with Section 5(a) of the FTC Act, 15 U.S.C. § 45(a), and of the FTC’s Franchise Rule. On December 12, 2025, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On February 24, 2026, the FTC Staff indicated they will recommend the FTC Commissioners enter into a stipulated consent agreement (the “FTC Consent Order”) to fully resolve all of the FTC's claims. As part of the proposed FTC Consent Order, the Company has agreed, without any admission of liability, to pay $17,000 over the course of twelve months, and to desist and refrain from violating applicable laws. The FTC Consent Order is subject to approval by the FTC Commissioners and the court. The Company recorded an accrual of $17,000 in anticipation of this settlement, which was included in accrued expenses in the consolidated balance sheet as of December 31, 2025.

The Company received notice on May 7, 2024 of an investigation by the U.S. Attorney’s Office for the Central District of California (the “USAO”). The Company is cooperating fully with the USAO in this investigation, and the Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with matters relating to or arising from this investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of this USAO investigation or estimate the range of any potential loss.

Other state regulatory matters – As previously disclosed, the Company received notice of an investigation from the State of Washington’s Department of Financial Institutions (“DFI”) related to the Company's compliance with Washington state franchise laws. On August 12, 2025, without admission of wrongdoing, the Company entered into a Consent Order with the DFI to resolve the matter. As part of the Consent Order, the Company paid an immaterial administrative penalty and related costs and agreed to desist and refrain from violating applicable franchise laws. Also, on July 9, 2025, the Virginia Division of Securities and Retail Franchising (“VDSRF”) formally notified the Company regarding its investigation of the Company’s compliance with Virginia franchise disclosure laws. On February 12, 2026, without admission of wrongdoing, the Company signed a settlement order with VDSRF to resolve the matter, which the VDSRF will be countersigning shortly. As part of the VA Settlement Order, the Company paid an immaterial administrative penalty and related costs.

In addition, the Office of the Attorney General of the State of Maryland (“MAG”) has previously contacted the Company regarding compliance with applicable franchise laws. The Company is cooperating fully with the MAG in this investigation. The Company has recorded an accrual in connection with potential settlement of this matter, which was included in accrued expenses in the consolidated balance sheet as of December 31, 2025.

On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). The Company is cooperating fully with the NYAG in this investigation. The Company has recorded an accrual in connection with potential settlement of this matter, which was included in accrued expenses in the consolidated balance sheet as of December 31, 2025.

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

	Year Ended December 31,
	2025	2024	2023
Risk free interest rate	3.7%	4.4%	4.1%
Expected volatility	81.7%	67.5%	65.0%
Expected term (in years)	5.0	5.0	5.0

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

During the years ended December 31, 2025, 2024 and 2023, the Company recorded an increase (decrease) of $(6,996), $9,462, and $(19,811) to contingent consideration, respectively, which was recorded as acquisition and transaction expense (income). At December 31, 2025 and 2024, contingent consideration of $10,309 and $17,305, was recorded as contingent consideration from acquisitions in the consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded additional contingent consideration of $2, $135, and $164, during the years ended December 31, 2025, 2024 and 2023, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $7, $(1,414), and $878, during the years ended December 31, 2025, 2024 and 2023, respectively, which was recorded as acquisition and transaction expense (income). The Company paid the $133 and $949 during the years ended December 31, 2025 and 2024, respectively, via an offset of contingent liability due to the Seller with an accounts receivable balance of $133 and $949 owed from the Seller as the Company determined that a right of offset existed as of December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, contingent consideration of $0 and $124 was recorded as accrued expenses, respectively, in the consolidated balance sheets.

In addition, in connection with the October 2021 acqulisition of BFT, the Company entered into a Master Franchise Agreement (“BFT MFA”) with an affiliate of the Seller (the “Master Franchisee”), pursuant to which the Company granted the Master Franchisee the master franchise rights for the BFTTM brands on a global basis, excluding the United States and Canada. In exchange, the Company is entitled to recei3ve certain fees and royalties, including a percentage of the revenue generated by the Master Franchisee under the BFT MFA. The BFT MFA contained an option for the Company to repurchase the master franchise rights granted under the BFT MFA at a purchase price based on the Master Franchisee’s EBITDA, which had been extended to 2025. If the Company (or a designee of the Company) did not exercise the option pursuant to the terms of the BFT MFA, then the Company might have been required to pay a cancellation fee to the Master Franchisee. On December 31, 2024 the Company and the Master Franchisee entered into an Amended Master Franchise Agreement (“Amended BFT MFA”) pursuant to which, among other things, the option for the Company to repurchase the master franchise rights has ended and the Company is no longer required to pay a cancellation fee to the Master Franchisee. As part of the Amended BFT MFA, the Company agreed to pay the Master Franchisee a fee of $1,170, which is included in accrued expenses in the consolidated balance sheet as of December 31, 2024. The Amended BFT MFA grants the Master Franchisee the master franchise rights for the BFTTM brands on a global basis, excluding the United States and Canada, for a ten year period expiring on December 31, 2034.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The contingent consideration remains payable notwithstanding the divestiture of the brand. The Company recorded additional contingent consideration of $77 and $90 during the years ended December 31, 2025 and 2024, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $42 and $345 during the years ended December 31, 2025 and 2024, respectively, which was recorded as acquisition and transaction expense. In addition, the Company paid contingent consideration of $500 and $0 during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, contingent consideration of $500 and $457 was recorded as accrued expenses, respectively, and $0 and $424 was recorded as contingent consideration from acquisitions, respectively, in the consolidated balance sheets. In January 2026, the Company settled the remaining contingent consideration obligation of $500 through a non-cash offset, whereby the contingent liability payable to the seller was reduced and a corresponding reduction was recorded to accounts receivable due from the seller.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of December 31, 2025 and 2024, a $1,348 and $150 accrual has been recorded for the Company’s probable obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $4,560 and $3,617 as of December 31, 2025 and 2024, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of December 31, 2025 and 2024, a $0.3 and $2,034 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Note 17 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2026 totaling between approximately $7,400 to $11,000, for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

The components of the restructuring charges were as follows:

	Year ended December 31,
	2025	2024	2023
Impairment and accelerated amortization of right-of-use assets	$6,812	$7,016	$6,113
Contract termination and other associated costs	640	2,397	4,102
Loss on lease terminations and sale or disposal of assets, net (1)	523	12,631	1,704
Other restructuring costs	2,668	7,554	2,048
Total restructuring charges, net	$10,643	$29,598	$13,967
(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the year ended December 31, 2025 and 2024 is net of, among other things, $7,245 and $4,057 for gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset.

The restructuring charges are recorded within the following financial statement captions on the Company’s consolidated statements of operations:

	Year ended December 31,
	2025	2024	2023
Costs of product revenue	$—	$113	$384
Selling, general and administrative expenses	3,831	22,469	13,491
Impairment of goodwill and other noncurrent assets	6,812	7,016	92
Total restructuring charges, net	$10,643	$29,598	$13,967

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the consolidated balance sheets:

Balance at December 31, 2024	$5,235
Charges incurred	4,583
Payments	(7,417)
Balance at December 31, 2025	$2,401

Note 18 – Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of making operating decisions, allocating resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM regularly reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one reportable and operating segment. The Company’s reportable segment is the Company’s franchise business of its health and wellness brands which require similar technology and operating strategies. The CODM evaluates the operating results through consolidated net income (loss). The CODM uses consolidated net income (loss) predominantly in the annual budget and forecasting process and to monitor budget-to-actual variances on a monthly basis in order to assess performance and allocate resources.

During the years ended December 31, 2025, 2024 and 2023, the Company generated $11,092, $13,987, and $13,361 of revenue outside of the United States, respectively, primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of December 31, 2024 and 2023, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Year ended December 31,
	2025	2024	2023
Total revenue, net	$314,879	$320,346	$317,937
Less:
Costs of product revenue	42,411	59,477	60,331
Costs of franchise and service revenue	22,338	21,806	15,985
Marketing and promotion	9,719	11,850	15,663
Salary and wages	47,232	43,132	55,400
Professional services (including legal and accounting)	56,114	53,837	29,642
Rent and occupancy	5,969	16,673	27,548
Marketing fund expense	40,484	26,673	22,683
Acquisition and transaction expenses (income)	(6,948)	8,886	(18,464)
Other segment items(1)	46,279	36,894	25,806
Equity-based compensation	12,908	15,466	17,997
Depreciation and amortization	12,027	17,713	16,883
Impairment of goodwill and other noncurrent assets	32,718	62,551	16,750
Interest income	(3,212)	(1,824)	(1,611)
Interest expense	49,189	46,250	38,733
Income taxes	1,322	(342)	1,034
Segment net loss	$(53,671)	$(98,696)	$(6,443)

(1)
Other segment items include restructuring expenses of $1,163, $14,915 and $5,689 for the years ended December 31, 2025, 2024 and 2023, respectively. Other segment items also include travel expenses, insurance expenses, TRA expense, and other selling, general and administrative expenses.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2025 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated 2013 Framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Of the three material weaknesses identified for the fiscal year ended December 31, 2024, our management remediated two, with the third material weakness remaining unremediated as of December 31, 2025 as further described below.

Update to Previously Reported Material Weakness

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Control Environment: Sufficiency of Accounting Resources

As previously reported in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 14, 2025, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to our ability to: (i) demonstrate commitment to competence and (ii) enforce accountability. The Company did not maintain a sufficient complement of accounting and financial reporting personnel who had appropriate levels of knowledge, experience, and training in accounting and internal control matters commensurate with the nature, growth and complexity of our business. The lack of sufficient appropriately skilled and trained personnel contributed to our failure to: (i) adequately identify potential risks: (ii) design and implement certain risk-mitigating internal controls; and (iii) consistently operate certain of our internal controls. The lack of sufficient appropriately skilled and trained personnel also contributed to deficiencies in establishing and maintaining policies and procedures, establishing and enforcing standards for appropriately evaluating goodwill and intangibles for impairment, capturing and accounting for new contracts and contract modifications, and establishing accountability for internal controls across the entire Company. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level.

We have made significant enhancements to the Company’s controls and continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weakness, including:

•
We made enhancements to our internal controls over financial reporting, including revisiting our risk assessment, reviewing existing processes and controls, and designing and implementing additional compensating controls.
•
We have hired additional qualified personnel, as well as leveraged consultants with subject matter expertise to assist with technical accounting matters.
•
We provided additional and regular training to process and control owners to ensure those involved in the internal control program demonstrate appropriate levels of knowledge and experience in accounting and internal control matters commensurate with the nature, growth and complexity of our business.

While significant progress has been made to remediate this material weakness, we do not believe that these corrective measures have been sufficient to address the underlying risks. Additionally, as part of management's remediation efforts, further deficiencies within the control environment were identified relating to the assignment of roles and responsibilities and the enforcement of accountability within the Company. Specifically, deficiencies were identified within the Company’s Information Technology General Controls (“ITGC”) including assignment of roles and responsibilities impacting segregation of duties and user access controls to the Company’s financial reporting system and applications. These deficiencies contribute to the unremediated material weakness described below.

Control Environment: Sufficiency of Resources

We identified a material weakness associated with the sufficiency of resources. Specifically, the material weakness relates to our ability to enforce accountability and the assignment of roles and responsibilities across Company personnel. The Company did not maintain a sufficient complement of accounting, financial reporting, and technology personnel, and the lack of sufficient resources contributed to our failure to (i) consistently operate certain of our internal controls, and (ii) establish and maintain ITGC, including designing controls pertaining to system development lifecycle, change management, user access rights, and maintaining appropriate segregation of duties over systems that are critical to the Company’s internal control over financial reporting.

Revised Remediation Plan

We continue to be focused on designing and implementing effective internal controls to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

•
We plan to perform additional review of our internal controls over financial reporting specifically to revisit the design and the assignment of roles and responsibilities.
•
We plan to establish additional policies and processes to enforce accountability and commitment to excellence across the organization.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

•
We plan to perform a comprehensive review of user access and levels across relevant financial applications and systems as well as enhance the design and monitoring of ITGC controls.
•
We plan to strengthen system driven workflow controls to enforce additional segregation of duties at the transaction level.

We anticipate time being required to complete the implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of Previously Reported Material Weaknesses

Goodwill & Intangible Impairment Accounting and Contracting Communication

In addition, as previously reported in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses associated with (i) accounting controls over the assessment of goodwill and intangibles for impairment; and (ii) accounting controls to capture the completeness of new and modified contracts, including the timely communication of contractual terms, agreements and modifications to accounting on a timely basis.

We have completed the execution of our remediation plan for these material weaknesses and, as of December 31, 2025, successfully remediated the material weaknesses by implementing the following measures:

•
We designed and implemented enhanced control activities over the assessment of goodwill and intangibles for impairment.
•
We designed and implemented processes and controls to ensure effective communication of significant contractual terms, agreements and modifications of contracts to accounting personnel for timely and appropriate accounting evaluation.

This Annual Report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness described above and remediation steps we have taken noted above, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Bonus Awards

On February 26, 2026, the Human Capital Management Committee of the Board of Directors (the “Board”) of Xponential Fitness, Inc., approved a one-time discretionary cash bonus for Michael Nuzzo, Chief Executive Officer, and John Meloun, Chief Financial Officer, in the amounts of $800 and $128, respectively. These bonuses were awarded in recognition of the officers’ leadership to the Company during a period of organizational transition and in support of continued execution of strategic initiatives in 2026.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Insider trading arrangements and policies

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the calendar year covered by this Annual Report on Form 10-K.

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

(b) The exhibits listed in the Exhibit Index attached hereto are filed as part of this Annual Report and incorporated herein by reference.

(c) Not applicable.

Exhibit Index

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Xponential Fitness, Inc.	S-1/A	333-257443	3.2	07/22/2021
3.2	Amended and Restated Bylaws of Xponential Fitness, Inc.	S-1/A	333-257443	3.4	07/16/2021
3.3	Certificate of Designations of 6.50% Series A Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.5	06/29/2021
3.4	Certificate of Designations of 6.50% Series A-1 Convertible Preferred Stock of Xponential Fitness, Inc.	S-1/A	333-257443	3.6	06/29/2021
4.1	Specimen Class A Common Stock Certificate of Xponential Fitness, Inc.	S-1	333-257443	4.1	06/25/2021
4.2*	Description of Securities.
10.1	Second Amended and Restated Limited Liability Company Operating Agreement of Xponential Intermediate Holdings, LLC.	S-1/A	333-257443	10.12	06/29/2021
10.2	Form of Indemnification Agreement between Xponential Fitness, Inc., Xponential Holdings, LLC and its directors and executive officers.+	S-1	333-257443	10.26	06/25/2021
10.3	Office Lease dated as of November 16, 2017 by and between Quintana Office Property LLC and Xponential Fitness LLC.	S-1	333-257443	10.1	06/25/2021
10.4	Financing Agreement dated as of April 19, 2021 by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	S-1	333-257443	10.8	06/25/2021
10.5	Tax Receivable Agreement among Xponential Fitness, Inc., Xponential Intermediate Holdings, LLC and the Persons named therein.	S-1/A	333-257443	10.13	07/16/2021
10.6	Xponential Fitness, Inc. Omnibus Incentive Plan.+	S-8	333-258179	99.1	07/26/2021
10.7	Xponential Fitness, Inc. Employee Stock Purchase Plan.+	S-8	333-258179	99.2	07/26/2021
10.8	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of RSU Award and Form RSU Agreement.+	S-1/A	333-257443	10.28	07/16/21
10.9	Employment Agreement dated as of June 17, 2021 by and between Xponential Fitness, LLC and John Meloun.+	S-1	333-257443	10.19	06/25/2021
10.10	Securities Purchase Agreement dated as of June 25, 2021 by and among the Purchasers listed therein and Xponential Fitness, Inc.	S-1/A	333-257443	10.27	06/29/2021

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment No. 1 to Second Amended and Restated Limited Liability Operating Company Agreement of Xponential Intermediate Holdings LLC dated December 20, 2021.	10-Q	001-40638	10.1	05/13/2022
10.12	Third Amendment dated as of September 30, 2022 to Financing Agreement by and among Xponential Intermediate Holdings, LLC, as Parent, Xponential Fitness, LLC, each other subsidiary of Parent listed, as Borrowers and each other subsidiary of Parent listed as a Guarantor, as Guarantors, the lenders party thereto, as Lenders, and Wilmington Trust, National Association, as Collateral Agent and Administrative Agent.	10-Q	001-40638	10.1	11/10/2022
10.13	Fourth Amendment, dated as of January 9, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	03/06/2023
10.14	Waiver, dated as of June 30, 2023, by and among the Company and the MSD entities, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.2	08/7/2023
10.15	Waiver, dated as of June 30, 2023, by and among the Company and DE Shaw, to the credit agreement by and among the Company, Wilmington Trust National association, as administrative agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.3	08/7/2023
10.16	Fifth Amendment, dated as of August 3, 2023, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	11/8/2023
10.17	Employment Agreement dated as of October 9, 2023 by and between Xponential Fitness, LLC and Andrew Hagopian. +	10-K	001-40638	10.27	03/04/2024
10.18	Sixth Amendment, dated as of February 13, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	05/06/2024
10.19	Employment Agreement dated June 17, 2024, by and between Xponential Fitness, LLC and Mark King. +	8-K	001-40638	10.1	06/17/2024
10.20	Non-Employee Director Compensation Policy, dated July 1, 2024.+	10-Q	001-40638	10.2	08/05/2024
10.21	Seventh Amendment, dated as of August 23, 2024, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	11/12/2024
10.22	Eighth Amendment, dated as of March 14, 2025, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.1	05/09/2025
10.23	Ninth Amendment, dated as of July 24, 2025, to the Credit Agreement, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-Q	001-40638	10.2	11/10/2025
10.24	Employment Agreement dated January 13, 2025, between Xponential Fitness, LLC and John Kawaja. +	8-K	001-40638	10.1	01/17/2025

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25	Employment Agreement dated January 13, 2025, between Xponential Fitness, LLC and Tim Weiderhoft. +	8-K	001-40638	10.2	01/17/2025
10.26	Joinder Agreement to the Tax Receivable Agreement, dated as of November 15, 2024, by and among Xponential Fitness, Inc. and Parallaxes Xenon, LLC.	10-K	001-40638	10.31	03/14/2025
10.27	Waiver, dated as of March 10, 2025, by and among the Company, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party thereto, including certain entities affiliated with MSD Partners.	10-K	001-40638	10.32	03/14/2025
10.28*	Joinder Agreement to the Tax Receivable Agreement, dated as of July 30, 2025, by and among Xponential Fitness, Inc. and Parallaxes Xenon II, LLC.
10.29	Retail Supply Agreement dated July 3, 2025, between the Company and Fit Commerce.†&	8-K	001-40638	10.1	07/10/2025
10.30	Employment Agreement dated July 30, 2025 between the Company and Michael Nuzzo.+	8-K	001-40638	10.1	08/07/2025
10.31*	Xponential Fitness, Inc. Omnibus Incentive Plan Notice of RSU Award for Michael Nuzzo dated August 21, 2025.+
10.32	Credit Agreement, dated as of December 8, 2025, by and among Xponential Fitness, LLC, the lenders party thereto from time to time and HPS Investment Partners, as administrative agent and collateral agent. &	8-K	001-40638	10.1	12/08/2025
10.33*	Xponential Fitness, Inc. Omnibus Incentive Plan Form of RSU Deferral Election Form (for non-employee directors).+
10.34*	Xponential Fitness, Inc. Omnibus Incentive Plan Form of Notice of Performance-Based Restricted Stock Unit Award (“PSU”) and Form of PSU Agreement.+
19.1	Xponential Fitness, Inc.'s Statement of Policy Concerning Trading in Company Securities.	10-K	001-40638	19.1	03/14/2025
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Regarding the Recoupment of Certain Compensation Payments, dated October 26, 2023.	10-K	001-40638	97	03/04/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

** Furnished herewith.

+ Denotes management contract or compensatory plan, contract or arrangement.

† Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

& Certain exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

Xponential Fitness, Inc.

Notes to Consolidated Financial Statements

(amounts in thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xponential Fitness, Inc.

Date: March 3, 2026	By:	/s/ Michael Nuzzo
Michael Nuzzo
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael Nuzzo, John Meloun and Gavin O’Connor, and each or any one of them, as his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Nuzzo	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Michael Nuzzo
/s/ John Meloun	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2026
John Meloun
/s/ Mark Grabowski	Chairman of the Board	March 3, 2026
Mark Grabowski
/s/ Chelsea A. Grayson	Director	March 3, 2026
Chelsea A. Grayson
/s/ Jair Clarke	Director	March 3, 2026
Jair Clarke
/s/ Bruce N. Haase	Director	March 3, 2026
Bruce N. Haase
/s/ Rachel H. Lee	Director	March 3, 2026
Rachel H. Lee
/s/ Tseli Lily Yang	Director	March 3, 2026
Tseli Lily Yang