Form 10-Q
period 2026-03-31
Xponential Fitness, Inc.
filed 2026-05-08
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of April 30, 2026 was 41,877 and 7,298 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$21,470	$45,863
Accounts receivable, net	20,838	18,449
Inventories	2,504	2,222
Prepaid expenses and other current assets	26,167	24,151
Deferred costs, current portion	3,913	3,671
Notes receivable, net	96	290
Total current assets	74,988	94,646
Property and equipment, net	10,181	10,891
Right-of-use assets	12,797	13,736
Goodwill	127,789	127,789
Intangible assets, net	65,687	66,507
Deferred costs, net of current portion	23,864	24,860
Other assets	7,097	7,205
Total assets	$322,403	$345,634
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$18,086	$26,282
Accrued expenses	41,827	51,202
Deferred revenue, current portion	20,743	19,324
Current portion of long-term debt	5,250	5,250
Other current liabilities	13,117	13,917
Total current liabilities	99,023	115,975

Deferred revenue, net of current portion	68,137	69,567
Contingent consideration from acquisitions (Note 14)	7,122	10,309
Long-term debt, net of current portion, discount and issuance costs	499,999	500,500
Lease liabilities, net of current portion	13,101	14,243
Other liabilities	6,993	6,993
Total liabilities	694,375	717,587
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 41,812 and 35,256 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 7,303 and 13,738 shares issued, and 7,228 and 13,663 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	443,635	489,732
Receivable from shareholder (Note 9)	(17,016)	(16,603)
Accumulated deficit	(741,245)	(740,520)
Treasury stock, at cost, 75 shares outstanding as of March 31, 2026 and December 31, 2025	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(316,319)	(269,084)
Noncontrolling interests	(55,653)	(102,869)
Total stockholders' deficit	(371,972)	(371,953)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$322,403	$345,634

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue, net:
Franchise revenue	$41,154	$43,894
Equipment revenue	4,351	11,104
Merchandise revenue	653	6,255
Franchise marketing fund revenue	8,712	9,269
Other service revenue	5,844	6,361
Total revenue, net	60,714	76,883
Operating costs and expenses:
Costs of product revenue	3,630	11,972
Costs of franchise and service revenue	3,262	4,097
Selling, general and administrative expenses	30,040	45,545
Impairment of goodwill and other noncurrent assets	—	1,915
Depreciation and amortization	2,252	2,956
Marketing fund expense	11,674	9,357
Acquisition and transaction income	(3,187)	(8,638)
Total operating costs and expenses	47,671	67,204
Operating income	13,043	9,679
Other expense (income):
Interest income	(637)	(619)
Interest expense	14,494	11,388
Tax receivable agreement expense	—	1,084
Total other expense	13,857	11,853
Loss before income taxes	(814)	(2,174)
Income taxes	6	485
Net loss	(820)	(2,659)
Less: net loss attributable to noncontrolling interests	(95)	(736)
Net loss attributable to Xponential Fitness, Inc.	$(725)	$(1,923)

Net loss per share of Class A common stock:
Basic	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.10)
Weighted average shares of Class A common stock outstanding:
Basic	37,317	33,910
Diluted	37,317	33,910

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2025	35,256	$3	13,738	$1	75	$(1,697)	$489,732	$(16,603)	$(740,520)	$(102,869)	$(371,953)
Equity-based compensation	—	—	—	—	—	—	1,984	—	—	—	1,984
Net loss	—	—	—	—	—	—	—	—	(725)	(95)	(820)
Conversion of Class B shares to Class A shares	6,435	1	(6,435)	(1)	—	—	(47,449)	—	—	47,449	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	121	—	—	—	—	—	(632)	—	—	—	(632)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(413)	—	—	(413)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(138)	(138)
Balance at March 31, 2026	41,812	4	7,303	—	75	(1,697)	443,635	(17,016)	(741,245)	(55,653)	(371,972)

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

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(820)	$(2,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,252	2,956
Amortization and write off of debt issuance costs	78	50
Amortization and write off of discount on long-term debt	779	1,333
Change in contingent consideration from acquisitions	(3,187)	(8,638)
Non-cash lease expense	939	1,137
Change in tax receivable agreement liability	—	1,084
Bad debt expense	113	249
Equity-based compensation	1,984	3,281
Non-cash interest	(474)	(358)
Gain on disposal of assets and lease terminations	(354)	—
Change in contingent consideration receivable from Lindora	114	—
Impairment of goodwill and other noncurrent assets	—	1,915
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,003)	(3,229)
Inventories	(282)	1,696
Prepaid expenses and other current assets	(2,303)	(4,049)
Operating lease liabilities	(1,021)	(1,034)
Deferred costs	753	607
Notes receivable, net	1	—
Accounts payable	(8,099)	(245)
Accrued expenses	(9,875)	15,299
Other current liabilities	(569)	(459)
Deferred revenue	(11)	(4,480)
Other assets	296	1,359
Other liabilities	—	3
Net cash provided by (used in) operating activities	(21,689)	5,818
Cash flows from investing activities:
Purchases of property and equipment	(464)	(465)
Purchase of intangible assets	(353)	(399)
Notes receivable issued	—	(173)
Notes receivable payments received	196	40
Net cash used in investing activities	(621)	(997)
Cash flows from financing activities:
Borrowings from long-term debt, net of original discount issue	—	10,000
Payments on long-term debt	(1,313)	(1,374)
Debt issuance costs	—	(90)
Payment of preferred stock dividend	—	(1,792)
Payments of contingent consideration	—	(500)
Payments for taxes related to net share settlement of restricted share units	(632)	(919)
Payments for distributions to Pre-IPO LLC Members	(138)	(315)
Net cash provided by (used in) financing activities	(2,083)	5,010
Increase (decrease) in cash, cash equivalents and restricted cash	(24,393)	9,831
Cash, cash equivalents and restricted cash, beginning of period	45,863	32,739
Cash, cash equivalents and restricted cash, end of period	$21,470	$42,570

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid	$13,966	$9,910
Income taxes paid, net	123	93
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$248	$1,581
Accrued tax withholding related to convertible preferred stock dividend	—	106
Debt issuance costs paid-in-kind - long-term debt	—	10,872
Debt issuance costs exit fees - long-term debt	—	7,248

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

As of March 31, 2026, the Company’s portfolio of five brands consisted of: “Club Pilates,” a Pilates facility franchisor; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Prior to the divestitures of the CycleBar and Rumble brands in July 2025, the Company, through its ownership of the CycleBar and Rumble brands, franchised boutique fitness studios dedicated to indoor cycling and boxing disciplines, respectively. Additionally, prior to the divestiture of the Lindora brand in September 2025, the Company, through its ownership of the Lindora brand, franchised clinics that provided medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of March 31, 2026 and 2025.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On July 3, 2025, the Company and Fit Commerce, a California Corporation (“FC”), entered into a Retail Supply Agreement (the “Agreement”) effective as of December 1, 2025 (the “Effective Date”). The Agreement relates to the outsourcing of the Company’s retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee, subject to terms and conditions outlined in the Agreement. In addition, FC agreed to purchase the Company’s existing retail inventory, which was completed in accordance with the terms of the agreement. This strategic initiative shifted management of the franchisee retail experience from in-house teams to a dedicated e-commerce provider, allowing the Company to focus on its core business priorities. Pursuant to the Agreement, FC will pay the Company domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to the Company or the Company's franchisees. The domestic Commissions will be paid by FC to the Company based on each contract year (prorated for any partial contract year) in aggregate amount of approximately $50,000 over the five-year period subject to certain adjustments provided in the Agreement, which includes an element of variability in the consideration to which the Company is entitled. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

On September 19, 2025, the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios. On July 24, 2025, the Company divested the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios. See Note 3 for additional information.

Basis of presentation – The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the Company has made all adjustments necessary to present fairly the condensed consolidated statements of operations, balance sheets, changes in stockholders' equity (deficit), and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”). Interim results of operations are not necessarily indicative of results of operations to be expected for a full year.

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

Note 2 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 14). Marketing fund restricted cash was $8,503 and $11,406 at March 31, 2026 and December 31, 2025, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $9,291 and $12,194 at March 31, 2026 and December 31, 2025, respectively.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2025	$1,673	$43	$1,716
Bad debt expense recognized during the year	113	—	113
Write-off of uncollectible amounts	(7)	—	(7)
Balance at March 31, 2026	$1,779	$43	$1,822

Revenue recognition – The Company’s contracts with customers consist of franchise agreements with franchisees. The Company also enters into agreements to sell merchandise and equipment, training, and on-demand video services. The Company’s revenues primarily consist of franchise license revenues, other franchise related revenues including equipment and merchandise sales and training revenue. In addition, the Company earns on-demand revenue, service revenue and other revenue.

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

Merchandise revenue – Up to December 2025, the Company sold wholesale branded and non-branded merchandise to franchisees for retail sales to customers at studios. For wholesale merchandise sales, the performance obligation was satisfied at the point in time of delivery of the ordered merchandise to the franchisee. For such wholesale merchandise sales, the Company was the principal in the transaction as it controls the merchandise prior to it being delivered to the franchisee. The Company recorded wholesale merchandise revenue and related costs upon delivery on a gross basis. Customers had the right to return and/or receive credit for defective merchandise. Returns and credit for defective merchandise were insignificant for the years ended December 31, 2025, 2024 and 2023. Effective December 1, 2025, the Company entered into an agreement with FC to outsource its retail merchandising, including the manufacturing and distribution, of any retail item sold by a franchisee. Pursuant to the Agreement, FC will pay the Company domestic and foreign commissions as well as direct-to-customer commissions in connection with the sale of products to the Company's franchisees. The domestic Commissions will be paid by FC to the Company based on each contract year (prorated for any partial contract year) in an aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement, which includes an element of variability in the consideration to which the Company is entitled. The Company recognizes revenue on the Commissions in the period in which the Commissions are earned, the consideration is deemed collectible, and the variability is resolved. The Company records revenue related to the commissions within other service revenues on the condensed consolidated statements of operations. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

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

Shipping and handling fees – Shipping and handling fees billed to customers are recorded in merchandise and equipment revenues. The costs associated with shipping goods to customers are included in costs of product revenue in the condensed consolidated statements of operations.

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

Supplemental balance sheet information

	March 31,	December 31,
	2026	2025
Prepaid expenses and other current assets
Prepaid expenses and other	$8,805	$6,989
Contingent consideration receivable, current portion	936	694
Insurance receivable	5,000	5,000
Tax receivables	2,945	2,708
Gift card receivable	8,481	8,760
Total prepaid expenses and other current assets	$26,167	$24,151

Accrued expenses
Accrued compensation	$2,218	$4,464
Contingent consideration from acquisitions, current portion	—	500
Sales tax accruals	609	711
Legal accruals, current portion	25,105	33,047
Other accruals	13,895	12,480
Total accrued expenses	$41,827	$51,202

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other current liabilities
Lease liabilities, current portion	$4,467	$4,701
Gift card liability	8,481	8,760
Other current liabilities	169	456
Total other current liabilities	$13,117	$13,917

Other liabilities
Legal accruals, net of current portion	$6,833	$6,833
Other liabilities	160	160
Total other liabilities	$6,993	$6,993

	Three Months Ended March 31,
	2026	2025
Impairment of goodwill and other noncurrent assets
Right-of-use assets	—	1,915
Total impairment of goodwill and other noncurrent assets	$—	$1,915

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the three months ended March 31, 2026 and 2025, the Company operated one company-owned transition studio and did not close or refranchised this studio.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three months ended March 31, 2026 and 2025, the Company did not record any impairment charges related to studio assets. See Note 8 for discussion of impairment charges related to right-of-use assets.

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

Divestiture of Lindora brand – On September 19, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive consideration of up to $6,000 from the divestiture of the Lindora brand, which will be received monthly based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Payments will continue until the earlier of receipt of $6,000 or seven years. At the disposition date the Company determined that the fair value of the estimated contingent consideration receivable was $3,764, of which $456 and $3,308 was included with prepaid expenses and other current assets and other assets, respectively. The fair value of the estimated contingent consideration receivable was determined using probability weighted discounted cash flows through the seven year period. The divestiture allows the Company to better focus and utilize its resources on its other brands. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations. The Company recorded additional contingent consideration receivable of $60 during the three months ended March 31, 2026, which was recorded as interest income and SG&A expenses in the condensed consolidated statements of operations, respectively. The Company did not receive any consideration during the three months ended March 31, 2026. At March 31, 2026, contingent consideration receivable was $4,550, of which $936 and $3,614 is included with prepaid expenses and other current assets and other assets, respectively, in the condensed consolidated balance sheets.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise, including area development and multi-unit agreements and brand fee contract liabilities for the three months ended March 31, 2026. Other deferred revenue amounts of $11,184 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2025	78,161	707	78,868
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(2,827)	(184)	(3,011)
Increase, excluding amounts recognized as revenue during the period	1,688	151	1,839
Balance at March 31, 2026	$77,022	$674	$77,696
(1)
Includes revenue recognized as a result of terminations of $420 for the three months ended March 31, 2026.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2026. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
Remainder of 2026	$9,168	$615	$9,783
2027	8,782	59	8,841
2028	8,739	—	8,739
2029	8,541	—	8,541
2030	8,026	—	8,026
Thereafter	33,766	—	33,766
	$77,022	$674	$77,696

The following table reflects the components of deferred revenue:

	March 31,	December 31,
	2026	2025
Franchise development fees	$77,022	$78,161
Brand fees	674	707
Equipment and other	11,184	10,023
Total deferred revenue	88,880	88,891
Non-current portion of deferred revenue	68,137	69,567
Current portion of deferred revenue	$20,743	$19,324

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, there were approximately $3,324 and $3,301 of current deferred commission costs and approximately $23,750 and $24,744 in non-current deferred commission costs, respectively. The Company recognized approximately $200 and $400 in costs as a result of terminations for the three months ended March 31, 2026 and 2025, respectively. The Company recognized franchise sales commission expense of approximately $1,095 and $1,368 for the three months ended March 31, 2026 and 2025, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Furniture and equipment	$3,617	$3,581
Computers and software	20,135	19,283
Vehicles	285	285
Leasehold improvements	7,386	7,386
Construction in progress	954	1,475
Less: accumulated depreciation	(22,196)	(21,119)
Total property and equipment	$10,181	$10,891

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1,079 and $986, respectively.

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

Note 6 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at both March 31, 2026 and December 31, 2025, totaled $127,789. Cumulative goodwill impairment was $55,371 at both March 31, 2026 and December 31, 2025. The impairment charges are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

At December 31, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment as the fair value of the Pure Barre reporting unit, and its associated assets, exceeded its carrying value by approximately 6%. This meaningful decline in the fair value cushion above the carrying value is driven by decreases to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. At March 31, 2026, the goodwill related to the Pure Barre Reporting unit remains at a heightened risk of future impairment.

At March 31, 2026, the YogaSix and StretchLab reporting units had negative carrying values. The goodwill related to the YogaSix and StretchLab reporting units were $3,927 and $2,770, respectively, as of March 31, 2026.

Intangible assets consisted of the following:

		March 31, 2026			December 31, 2025
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$7,727	$(7,527)	$200	$7,727	$(7,504)	$223
Franchise agreements	7.5 – 10	26,960	(26,122)	838	26,960	(25,294)	1,666
Intellectual property	5	670	(302)	368	670	(268)	402
Web design and domain	3 – 10	412	(393)	19	412	(390)	22
Deferred video production costs	3	6,395	(4,840)	1,555	6,042	(4,555)	1,487
Other intangible assets	1	560	(560)	—	560	(560)	—
Total definite-lived intangible assets		42,724	(39,744)	2,980	42,371	(38,571)	3,800
Indefinite-lived intangible assets:
Trademarks	N/A	62,707	—	62,707	62,707	—	62,707
Total intangible assets		$105,431	$(39,744)	$65,687	$105,078	$(38,571)	$66,507

Amortization expense was $1,173 and $1,970 for the three months ended March 31, 2026 and 2025, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2026	$1,444
2027	979
2028	540
2029	17
2030	—
Thereafter	—
Total	$2,980

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On December 8, 2025 (the “ Closing Date”), the Company entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525,000 (the “ Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25,000 (the “Revolving Loans”). The Closing Date Term Loans and Revolving Loans will bear interest at a rate per annum based upon, at the Company’s option, either the Term SOFR or the Base Rate (as defined in the Credit Agreement), plus, in each case, a leverage-based margin (10.5% at March 31, 2026).

The Company received net proceeds of $506,178 after deducting original issue discount equal to 3.4% of the gross amount of the borrowings under the Credit Agreement. The proceeds of the Closing Date Term Loans were used to (i) fund all outstanding indebtedness under the Prior Credit Agreement aggregating to $387,940 (including an exit fee, make whole premium and accrued interest) (ii) repurchase the convertible preferred shares and (iii) pay the Transaction Expenses (as defined in the Credit Agreement). The proceeds of the Revolving Loans will be used by the Company for working capital and general corporate purposes.

In connection with the Credit Agreement, the Company wrote off a pro rata portion of debt issuance costs related to the Prior Credit Agreement of $249 and wrote off original issue discount of $15,538 related to the repayment of Prior Credit Agreement.

Commencing with the quarter ended March 31, 2026, and subject to customary adjustments, the Company is required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement is $1,313 for the three months ended March 31, 2026.

The Credit Agreement includes provisions requiring customary mandatory prepayments, including, without limitation, arising from the incurrence of new debt or the receipt of proceeds from certain dispositions or casualty events, in each case, subject to customary exceptions for facilities of this type.

In addition, the Credit Agreement includes subjective acceleration clauses, which could impact debt classification. The Company believes that no events have occurred at March 31, 2026 that would trigger a subjective acceleration clause.

The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of Holding (collectively, the “Guarantors”, and together with the Company, the “Loan Parties”) and are secured by a first priority lien on substantially all of the Loan Parties assets, subject to customary exceptions.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict the ability of XPO Holdings, the Company and its certain subsidiaries to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans will mature five years after the Closing Date and the Revolving Loans will terminate five years after the Closing Date. As of March 31, 2026, the Company was in compliance with these covenants.

The Company incurred debt issuance costs of $0 and $90 for the three months ended March 31, 2026 and 2025, respectively. Debt issuance cost amortization and write off amounted to $78 and $50 for the three months ended March 31, 2026 and 2025, respectively, which were recorded as interest expense in the consolidated statements of operations. Unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, were $1,394 and $1,538, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of March 31, 2026 and December 31, 2025, was $17,045 and $18,626, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Principal payments on outstanding balances of long-term debt as of March 31, 2026 were as follows:

Amount
Remainder of 2026	$3,938
2027	15,750
2028	26,250
2029	26,250
2030	451,500
Total	$523,688

The carrying value of the Company’s long-term debt approximated fair value as of March 31, 2026 and December 31, 2025 due to the variable interest rate, which is a Level 2 input.

Note 8 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The Company has in the past guaranteed lease agreements for certain franchisees. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimates what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company recognized ROU asset impairment charges of $0 and $1,915 during the three months ended March 31, 2026 and 2025, related to studio exits in conjunction with its restructuring plan discussed in Note 15. The impairment charges were recorded within impairment of goodwill and other assets in the condensed consolidated statements of operations.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	March 31, 2026	December 31, 2025
ROU assets, net	Right-of-use assets	$12,797	$13,736
Lease liabilities, short-term	Other current liabilities	$4,467	$4,701
Lease liabilities, long-term	Lease liability	$13,101	$14,243

The following table presents the components of lease expense during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Operating lease costs	$1,341	$1,971
Variable lease costs	233	208
Total	$1,574	$2,179

The following table presents the supplemental cash flow information related to operating leases during the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,281	$1,635

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents other information related to leases:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	4.5	4.6
Weighted average discount rate	9.0%	9.0%

Maturities of lease liabilities as of March 31, 2026 are summarized as follows:

Amount
Remainder of 2026	$4,386
2027	5,077
2028	3,380
2029	2,736
2030	2,444
Thereafter	3,504
Total future lease payments	21,527
Less: imputed interest	3,959
Total	$17,568

Note 9 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Seller”) is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. As of March 31, 2026 and December 31, 2025, the Rumble Sellers agreed to reimburse the Company for additional expenses of $0 and $249, respectively, which was recorded as receivable from shareholder within equity. The Company recorded $413 and $384 during the three months ended March 31, 2026 and 2025, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the year ended December 31, 2025, the Company received $2,435 in cash as partial payment for the receivable from shareholder.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of March 31, 2026, the former owner of Row House borrowed $560, which was recorded as a reduction to liability.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 165 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 68 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $4,218 and $3,113, during the three months ended March 31, 2026 and 2025, respectively, from studios owned by Spartan Fitness.

Note 10 – Stockholders' Equity (Deficit)

Common stock – During the three months ended March 31, 2026 and 2025, pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 6,435 and 1,000 shares of Class A common stock on a one-for-one basis, respectively.

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

During the three months ended March 31, 2026 and 2025, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

The following table summarizes the ownership of XPO LLC as of March 31, 2026:

Owner	Units Owned	Ownership percentage
XPO Inc.	41,812	85.1%
Noncontrolling interests	7,303	14.9%
Total	49,115	100.0%

Note 11 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	2,037	$9.53
Issued	1,884	5.05
Vested	(227)	14.74
Forfeited, expired, or canceled	(483)	8.95
Outstanding at March 31, 2026	3,211	$6.74

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to four-year period. Compensation expense for RSUs is recognized on a straight-line basis. The total fair value of RSUs vested during the three months ended March 31, 2026 was $3,340.

The Company grants performance-based restricted stock units (“PSUs”), which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The PSUs are recognized as expense on a straight-line basis over the vesting period which is typically three years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. The following table summarizes aggregate activity for PSUs for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	324	$8.09
Issued	499	5.32
Vested	(63)	3.97
Forfeited, expired, or canceled	(48)	5.42
Outstanding at March 31, 2026	712	$6.79

During the three months ended March 31, 2026, the Company granted 499 PSUs to executive officers. The number of shares issuable as a result of grants of PSUs is determined based on market-based criteria and performance-based criteria. For market-based criteria, the number of shares issuable as a result of grants of PSUs is determined based on achieving the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The related compensation expense is recognized ratably over the term regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation. For performance-based criteria, the Company estimates the probability that the Company’s internally established performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. The fair value of these and other performance-based awards is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of March 31, 2026, the achievement of remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the period presented were as follows:

Three Months Ended March 31,
2026
Risk free interest rate	3.5%
Annualized volatility	95.6%
Dividend yield	—%
Expected term (in years)	2.8

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended March 31,
	2026	2025
Selling, general and administrative	$1,984	$3,281
Total stock-based compensation expense, before tax	1,984	3,281
Income tax benefit	124	109
Total stock-based compensation expense, after tax	$1,860	$3,172

Income tax expense relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At March 31, 2026, the Company had $16,236 of total unamortized compensation expense related to non-vested RSUs and PSUs. That cost is expected to be recognized over a weighted-average period of 2.30 years.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 12 – Income Taxes and Tax Receivable Agreement

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 85.1% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, non-deductible expenses, change in fair value of contingent consideration, and the valuation allowance against the deferred tax asset. The effective tax rate for the three months ended March 31, 2026 and 2025, was (0.7%) and (22.3%), respectively. During the three months ended March 31, 2026 and 2025, the Company recognized income tax expense of $6 and $485, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 14.9% and 28.3%, respectively.

As of March 31, 2026, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2026. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. XPO Holdings recently received an IRS audit letter for tax year 2023. As the audit has just commenced, the Company is currently not aware of any adjustments. The Company is not currently under examination by income tax authorities in state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2021 through 2025. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company has incorporated the OBBBA changes in its income tax provision for the three months ended March 31, 2026. There is no material impact to the Company's effective income tax rate and net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc.

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

As of March 31, 2026, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets and accordingly $116,527 of the TRA liability was not recorded as of March 31, 2026. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

Note 13 – Earnings (Loss) Per Share

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

On July 23, 2021, the Company issued and sold in a private placement 200 newly issued shares of Series A-1 Convertible Preferred Stock. On January 9, 2023, pursuant to a stock repurchase agreement, the Company subsequently repurchased 85 shares of preferred stock and on December 8, 2025, in connection with a refinancing agreement, the Company repurchased the remaining 115 shares of preferred stock. Holders of shares of convertible preferred stocks were entitled to quarterly coupon payments at the rate of 6.50% of the fixed liquidation preference per share. In the event the quarterly preferential coupon was not paid in cash, the fixed liquidation preference automatically increased at the Paid-in-Kind rate of 7.50%.

Because a portion of XPO Holdings is owned by parties other than the Company, those parties participate in earnings and losses at the XPO Holdings level. Additionally, given the organizational structure of XPO Inc., a parallel capital structure exists at XPO Holdings such that the shares of XPO Holdings are redeemable on a one-to-one basis with the XPO Inc. shares. In order to maintain the one-to-one ratio, the preferred stock issued at the XPO Inc. level also existed at the XPO Holdings level. The Company applies the two-class method to allocate undistributed earnings or losses of XPO Holdings, and in doing so, determines the portion of XPO Holdings’ income or loss that is attributable to the Company and accordingly reflected in income or loss available to common stockholders in the Company’s calculation of basic earnings (loss) per share.

For the three months ended Mach 31, 2025, due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings (loss) per share at the subsidiary level, the amounts presented as net income (loss) attributable to noncontrolling interests and net income (loss) attributable to XPO Inc. presented below will not agree to the amounts presented on the condensed consolidated statement of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 11,676 and 14,464 for the three months ended March 31, 2026 and 2025, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to XPO Inc.	$(820)	$(2,659)
Less: net loss attributable to noncontrolling interests	95	1,304
Less: dividends on preferred shares	—	(1,898)
Net loss attributable to XPO Inc. - basic and diluted	(725)	(3,253)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	37,317	33,910

Net loss per share attributable to Class A common stock - basic	$(0.02)	$(0.10)
Net loss per share attributable to Class A common stock - diluted	$(0.02)	$(0.10)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	2,499	1,718
Conversion of Class B common stock to Class A common stock	7,228	13,664
Convertible preferred stock	—	8,112
Treasury share options	75	75
Rumble contingent shares	2,024	2,024

Note 14 – Contingencies and Litigation

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

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $36,819 and $44,793, which was included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded legal expenses and settlement costs of $5,129 and $17,458, respectively, which were net of insurance receivable of $2,200 and $5,000, respectively. These legal expenses were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $7,200 and $5,000, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. Additionally, during the three months ended March 31, 2026 and 2025, the Company received proceeds of $0 and $9,750, respectively, in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of March 31, 2026 and December 31, 2025 and the cash proceeds received during the three months ended March 31, 2026 and 2025 were recognized within selling, general and administrative expenses in the condensed consolidated statements of operations. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding its current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure. On September 25, 2025, the parties filed the Second Amended Complaint with exhibits containing the settlement structure and agreement and the parties are currently awaiting approval. The Company recorded an accrual in anticipation of this settlement, which was included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2026.

On February 9, 2024, a federal securities class action lawsuit was filed against the Company and certain of the Company’s officers in the United States District Court for the Central District of California. The complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, regarding misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of July 26, 2021 through December 7, 2023. On July 26, 2024, plaintiffs filed an amended complaint, adding three Company directors as defendants, as well as the underwriters from the Company’s April 6, 2022 secondary offering, additionally bringing claims under Sections 11, 12(a)(2), and 15 of the Securities Act, and alleging a putative class period of July 23, 2021 through May 10, 2024. The Company filed a motion to dismiss the amended complaint on October 8, 2024. On December 6, 2024, plaintiffs filed their opposition to the motion to dismiss and also filed a motion to supplement the amended complaint, attaching a proposed supplemental complaint. On February 18, 2025, the court granted plaintiffs’ motion to supplement, denying defendants’ pending motion to dismiss as moot. On February 28, 2025, plaintiffs filed the supplemental complaint. On April 15, 2025, Defendants filed their motion to dismiss the supplemental complaint. Instead of opposing Defendants’ motion to dismiss, on May 6, 2025, plaintiffs filed an amended consolidated complaint, which, among other things, adds three new entity defendants to the claim under Section 20(a) of the Exchange Act. The Company filed a motion to dismiss the amended consolidated complaint on October 14, 2025. A hearing took place on December 3, 2025, but no decision has been rendered to date. The litigation is preliminary in nature and involves substantial uncertainties, and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

On March 10, 2024, a shareholder derivative lawsuit was filed in the United States District Court for the Central District of California by Gideon Akande, allegedly on behalf of Xponential Fitness, Inc., against certain current officers and directors as defendants, and Xponential Fitness, Inc., as nominal defendant, for alleged wrongdoing committed by the individual defendants from July 26, 2021 to December 7, 2023. Plaintiff alleges claims for breach of fiduciary duty, unjust enrichment, gross mismanagement, abuse of control, waste of corporate assets, violations of Section 14(a) of the Exchange Act, violations of Sections 20(a) and 10(b) and Rule 10b-5 of the Exchange Act, and against Anthony Geisler, the Company's former Chief Executive Officer, and John Meloun, the Company's former Chief Financial Officer, for contribution or indemnification under Sections 10(b) and 21D of the Exchange Act. Plaintiffs seek, inter alia, damages with pre- and post-judgment interest, and an order directing the Company and the individual defendants to improve the Company’s corporate governance, and restitution by the individual defendants. On April 3, 2024, the court entered an Order granting the parties’ Joint Stipulation to Stay Proceedings, which stayed the proceeding pending final resolution of the securities class action. On May 10, 2024, a second derivative lawsuit was filed in the United States District Court for the Central District of California by Patrick Ayers, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the Akande action. On June 24, 2024, the court stayed the Ayers action pending resolution of the securities class action and consolidated the proceedings with the Gideon Akande derivative lawsuit. On February 10, 2025, a third derivative lawsuit was filed in the United States District Court for the Central District of California by Stefanie Nelson, purportedly on behalf of Xponential Fitness, Inc., alleging similar claims as the consolidated Akande and Ayers action. On March 31, 2025, the court consolidated the Nelson action with the previously consolidated Akande and Ayers action. On July 21, 2025, the Company received a demand from a purported shareholder making allegations similar to those made by Ayers, Akande and Nelson. The litigation and related demands are preliminary in nature and involve substantial uncertainties and the Company believes that a loss is not probable or estimable at this time. However, there can be no assurance that such legal proceedings will not have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter. This matter was settled on December 29, 2025 for $22,750, which settlement amount will be paid in four installments, commencing in fiscal year 2026 and concluding in fiscal year 2028. A total of 509 current and former franchisees are party to the settlement agreement. During the three months ended March 31, 2026, the first installment of $12,500 was paid.

On February 21, 2025, the Company received a complaint on behalf of a putative nationwide class alleging violations of the Telephone Consumer Protection Act. The matter was settled on June 24, 2025 for $18.

Government investigations – On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”) regarding the Company’s compliance with Section 5(a) of the FTC Act, 15 U.S.C. § 45(a), and of the FTC’s Franchise Rule. On December 12, 2025, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On February 24, 2026, the FTC Staff indicated they will recommend the FTC Commissioners enter into a stipulated consent agreement (the “FTC Consent Order”) to fully resolve all of the FTC's claims. As part of the proposed FTC Consent Order, the Company has agreed, without any admission of liability, to pay $17,000 over the course of twelve months, and to desist and refrain from violating applicable laws. The FTC Consent Order was approved by the FTC Commissioners on March 18, 2026 and approved by the United States District Court for the Central District of California on April 2, 2026. The FTC Consent Order is subject to approval by the FTC Commissioners and the court. The Company recorded an accrual of $17,000, which was included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2025. Subsequent to the three months ended March 31, 2026, the Company paid $5,000 toward the settlement.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other state regulatory matters – The Maryland Securities Commissioner (the “Commissioner”) has previously contacted the Company regarding compliance with applicable Maryland franchise laws. On March 18, 2026, the Company and the Commissioner reached an agreement‑in‑principle to resolve and conclude the Commissioner’s investigation of the Company’s alleged violations of the Maryland franchise laws. On April 14, 2026, the related Consent Order was fully executed and entered by the Commissioner. Pursuant to the Consent Order, the Company agreed, among other things, to cease and desist from violating the Maryland franchise laws, pay an administrative penalty and make certain disclosures in its franchise disclosure documents. In addition, the Company agreed to offer to terminate certain area development and franchise agreements with, and refund initial fees to, certain Maryland franchisees with unopened outlets. The administrative penalty was paid on March 31, 2026, and subsequent to quarter-end, the Company made a refund payment to one franchisee. The Company also accrued for potential refunds in connection with this matter, which was included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2026.

In addition, the Office of the Attorney General of the State of Maryland (“MAG”) has previously contacted the Company regarding compliance with applicable franchise laws. The Company is cooperating fully with the MAG in this investigation. The Company has recorded an accrual in connection with potential settlement of this matter, which was included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2026.

On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). The Company is cooperating fully with the NYAG in this investigation. The Company has recorded an accrual in connection with potential settlement of this matter, which was included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2026.

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

	Three Months Ended March 31,
	2026	2025
Risk free interest rate	3.9%	4.0%
Expected volatility	85.8%	70.0%
Expected term (in years)	5.0	5.0

During the three months ended March 31, 2026 and 2025, the Company recorded a decrease of $3,187 and $8,661, respectively, which was recorded as acquisition and transaction expense (income). At March 31, 2026 and December 31, 2025, contingent consideration of $7,122 and $10,309 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $0 and $2 during the three months ended March 31, 2026 and 2025, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $0 and $6 during the three months ended March 31, 2026 and 2025, respectively, which was recorded as acquisition and transaction expense. The Company paid $133 during the quarter ended December 31, 2025, via an offset of contingent liability due to the Seller with an accounts receivable balance of $133 owed from the Seller as the Company determined that a right of offset existed as of December 31, 2025. As of December 31, 2025, the contingent consideration obligation related to the BFT acquisition was fully settled.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The contingent consideration remained payable notwithstanding the divestiture of the brand. The Company recorded additional contingent consideration of $0 and $31 during the three months ended March 31, 2026 and 2025, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $0 and $17 during the three months ended March 31, 2026 and 2025, respectively, which was recorded as acquisition and transaction expense. In addition, the Company paid contingent consideration of $500 during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company settled the remaining contingent consideration obligation of $500 through a non-cash offset, whereby the contingent liability payable to the seller was reduced and a corresponding reduction was recorded to accounts receivable due from the seller. At December 31, 2025, contingent consideration of $500 was recorded as accrued expenses in the condensed consolidated balance sheet. As of March 31, 2026, the contingent consideration obligation related to the Lindora acquisition was fully settled.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of March 31, 2026 and December 31, 2025, a $1,781 and $1,348 accrual has been recorded for the Company’s probable obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $4,386 and $4,560 as of March 31, 2026 and December 31, 2025, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of March 31, 2026 and December 31, 2025, a $0 and $0.3 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Note 15 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2026 totaling between approximately $9,200 to $12,900 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The components of the restructuring charges were as follows:

	Three months ended March 31,
	2026	2025
Impairment and accelerated amortization of right-of-use assets	$—	$1,915
Contract termination and other associated costs	92	328
Loss on lease terminations and sale or disposal of assets, net (1)	673	(177)
Other restructuring costs	324	336
Total restructuring charges, net	$1,089	$2,402

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three months ended March 31, 2026 and 2025 is net of, among other things, a $376 and $0 gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Selling, general and administrative expenses	1,089	487
Impairment of goodwill and other noncurrent assets	—	1,915
Total restructuring charges, net	$1,089	$2,402

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Balance at December 31, 2025	$2,401
Charges incurred	(51)
Payments	(623)
Balance at March 31, 2026	$1,727

Note 16 – Segment Information

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

The Company generated $2,162 and $2,617 of revenue outside of the United States during the three months ended March 31, 2026 and 2025, respectively. Revenue generated outside of the United States is primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of March 31, 2026 and 2025, the Company did not have material assets located outside of the United States.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended March 31,
	2026	2025
Total revenue, net	$60,714	$76,883
Less:
Costs of product revenue	3,630	11,972
Costs of franchise and service revenue	3,262	4,097
Marketing and promotion	1,494	1,361
Salary and wages	9,969	11,472
Professional services (including legal and accounting)	10,079	22,830
Rent and occupancy	1,225	1,637
Marketing fund expense	11,674	9,357
Acquisition and transaction income	(3,187)	(8,638)
Other segment items(1)	5,289	6,048
Equity-based compensation	1,984	3,281
Depreciation and amortization	2,252	2,956
Impairment of goodwill and other noncurrent assets	—	1,915
Interest income	(637)	(619)
Interest expense	14,494	11,388
Income taxes	6	485
Segment net income (loss)	$(820)	$(2,659)
(1)
Other segment items include restructuring expenses of $765 and $151 for the three months ended March 31, 2026 and 2025, respectively. Other segment items also include travel expenses, insurance expenses, TRA expenses, and other selling, general and administrative expenses.

Note 17 – Subsequent events

Subsequent to the three months ended March 31, 2026, the Company borrowed $10,000 on the revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “would,” “could,” “will,” “likely” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto and the other financial information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Our actual results and timing may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Factors Affecting Our Results of Operations” and “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 85.1% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, strength training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout the North America Region and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 28 additional countries as of March 31, 2026. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program.

As of March 31, 2026, 2,629 studios were open in the North America Region (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 789 additional studios under existing franchise agreements. In addition, as of March 31, 2026, we had 508 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 750 new studios, of which master franchisees have sold 182 licenses for studios not yet opened as of March 31, 2026.

During the three months ended March 31, 2026 and 2025, we generated revenue outside the United States of $2.2 million and $2.6 million, respectively. As of March 31, 2026 and December 31, 2025, we did not have material assets located outside of the United States. No franchisee accounted for more than 10% of our revenue. We operate in one segment for financial reporting purposes.

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

Rumble and CycleBar divestiture

On July 24, 2025, we entered into an agreement with a buyer to divest the CycleBar and Rumble brands, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. We received total consideration of $7.0 million, consisting of $2.0 million received in the three months ended September 30, 2025, and a $5.0 million promissory note. From the divestiture date through full repayment of the note, we also received franchise royalty payments from CycleBar and Rumble brands. During the quarter ended December 31, 2025, we received total consideration of $4.7 million in cash and retained royalties of $0.4 million, which was applied against the promissory note, resulting in the note being paid in full. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

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

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each contract year (prorated for any partial contract year) in aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement, which includes an element of variability in the consideration to which we are entitled. We recognizes revenue on the Commissions in the period in which the Commissions are earned, the consideration is deemed collectible, and the variability is resolved. We record revenue related to the commissions within other service revenues on the condensed consolidated statements of operations. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

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

In April 2026, we issued 2026 FDDs for the BFT, Club Pilates, Pure Barre, Stretch Lab, and Yoga Six franchise programs. The franchisors can offer and sell franchises in most states using the 2026 FDDs and continue pursuit of registration of the FDDs from the few remaining states that still require registration. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who meet specific criteria. Sales will resume promptly following such approvals, subject to any applicable waiting periods. Any inability to sell licenses for an extended period can result in slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three months ended March 31, 2026 and 2025, we recognized total restructuring charges of $1.1 million, net of gains, and $2.4 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2026 totaling between approximately $9.2 million to $12.9 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2026. As of March 31, 2026, there were seven leases held by us related to divested brands that account for $5.6 million of our total lease liabilities.

Once completed, we estimate annualized savings of approximately $13.5 million to $15.5 million as a result of the restructuring plan. However, we may not be able to fully realize the cost savings and benefits initially anticipated from the restructuring plan, as we may not be able to reach agreement with contractual counterparties or the charges may be greater than expected. Any reduction in the amount of annualized savings we expect to achieve would negatively impact our business. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.

Factors Affecting Our Results of Operations

In addition to the impact of the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, we believe that the most significant factors affecting our results of operations include:

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

All metrics in this “Key Performance Indicators” section are presented on an adjusted basis to remove historical information of CycleBar and Rumble prior to their divestitures by the Company in July 2025 and Lindora prior to its divestiture in September 2025. Historical information has not been adjusted to reflect the wind down of AKT. All references to these metrics in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” use this same basis of reporting, unless noted otherwise.

The following table sets forth our key performance indicators for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
System-wide sales	$436,915	$429,059
Number of new studio openings globally, gross	66	106
Number of studios operating globally (cumulative total as of period end)	3,137	2,971
Number of licenses sold globally (cumulative total as of period end)	5,399	5,212
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	750	746
AUV (LTM as of period end)	$688	$692
Quarterly AUV (run rate)	$662	$685
Same store sales growth	(6%)	6%

The following tables present additional information related to our studio and license key performance indicators for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026
	North America Region	International	Global
Total operating studios:
Studios operating at beginning of period	2,606	491	3,097
New studio openings, net (3)	23	17	40
Studios operating at end of period	2,629	508	3,137
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,443	928	5,371
New franchise license sales	12	16	28
Franchise licenses sold (total end of period)	4,455	944	5,399
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	73	—	73

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	March 31, 2026
Gross studios obligated to open under MFAs		1,258
Less: studios opened under MFAs		508
Remaining studios obligated to open under MFAs		750
Licenses sold by master franchisees, net (2)		182

	Three Months Ended March 31,
	2025
	North America Region	International	Global
Total operating studios:
Studios operating at beginning of period	2,446	450	2,896
New studio openings, net (3)	58	17	75
Studios operating at end of period	2,504	467	2,971
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,376	816	5,192
New franchise license sales	—	20	20
Franchise licenses sold (total end of period)	4,376	836	5,212

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	March 31, 2025
Gross studios obligated to open under MFAs		1,197
Less: studios opened under MFAs		451
Remaining studios obligated to open under MFAs		746
Licenses sold by master franchisees, net (2)		189

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

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a studio no longer operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of the North America Region traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the number of studios operating count. For the three months ended March 31, 2026, this represented 0.2% of our North America studio base, respectively, compared to 0.2% for the three months ended March 31, 2025, respectively. While all our franchised studios are licensed to franchisees, we operate a company-owned transition studio under the Rumble brand, which was divested in the third quarter of 2025 (the table below excludes this studio). Typically, when we take possession of a studio following a franchisee ceasing to operate it we prepare it to be licensed to a new franchisee. Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three months ended March 31, 2026 and 2025. respectively:

	Three Months Ended March 31,
	2026	2025
North America Region franchisee-owned studios
Studios operated at beginning of period	2,606	2,446
New studio openings	43	85
Studios no longer operating	(20)	(27)
Studios operated at end of period	2,629	2,504

The following table sets forth the total number of operating studios internationally for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
International studios
Studios operated at beginning of period	491	450
New studio openings	23	21
Studios no longer operating	(6)	(4)
Studios operated at end of period	508	467

The following table sets forth the total number of operating studios globally for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total studios
Studios operated at beginning of period	3,097	2,896
New studio openings	66	106
Studios no longer operating	(26)	(31)
Studios operated at end of period	3,137	2,971

Non-Traditional Studio Locations

Non-traditional studio locations refers to studios that are not operated as standalone studio locations. There are currently 2 non-traditional studio locations globally, which are comprised of studios operated inside of other fitness facilities and on cruise ships.

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

As of March 31, 2026, we estimate approximately 35% of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

Development fee payments on future franchise licenses

As part of a multi-unit agreement, franchisees purchase an initial franchise license and make nonrefundable development fee payments to reserve the right to open additional studios. The number of development fee payments on future franchise licenses sold in the North America Region reflect the number of development fee payments received by us and unused as of period end. The number of development fee payments on future franchise licenses is not included in the licenses sold count. The remaining balance of the franchise license fee for each additional studio is due upon site selection for the studio and signing of a franchise agreement by the franchisee. The number of development fee payments on future franchise licenses is a useful indicator of the number of additional licenses that may be sold in the future, although it is not certain that these development fee payments will result in a sold license. Management reviews the number of development fee payments on future franchise licenses to help monitor and forecast license sales and studio growth.

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

The following table reconciles our North America Region operating studios for the three months ended March 31, 2026 and 2025, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended March 31,
	2026	2025
North America Region studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,629	2,504
Studios no longer operating but generated sales in the period	5	6
Less: studios less than 13 months old	(232)	(382)
Less: non-traditional studio locations	(2)	(4)
Less: studios without 13 months of consecutive sales as of measurement date	(4)	(8)
Total	2,396	2,116

North America Region studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,629	2,504
Studios no longer operating but generated sales in the period	25	39
Less: studios less than 6 months old	(151)	(252)
Less: non-traditional studio locations	(2)	(4)
Less: studios with no sales in the period	—	—
Total	2,501	2,287

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

The following table reconciles our North America Region operating studios for the three months ended March 31, 2026 and 2025, respectively, to the total studios contributing to same store sales:

	Three Months Ended March 31,
	2026	2025
North America Region studios contributing to same store sales
Operating studios (end of period)	2,629	2,504
Studios no longer operating but generated sales in the period	18	26
Less: studios less than 13 months old	(232)	(382)
Less: non-traditional studio locations	(2)	(4)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(4)	(6)
Total	2,409	2,138

Results of Operations

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue, net:
Franchise revenue	$41,154	$43,894
Equipment revenue	4,351	11,104
Merchandise revenue	653	6,255
Franchise marketing fund revenue	8,712	9,269
Other service revenue	5,844	6,361
Total revenue, net	60,714	76,883
Operating costs and expenses:
Costs of product revenue	3,630	11,972
Costs of franchise and service revenue	3,262	4,097
Selling, general and administrative expenses	30,040	45,545
Impairment of goodwill and other noncurrent assets	—	1,915
Depreciation and amortization	2,252	2,956
Marketing fund expense	11,674	9,357
Acquisition and transaction income	(3,187)	(8,638)
Total operating costs and expenses	47,671	67,204
Operating income	13,043	9,679
Other expense (income):
Interest income	(637)	(619)
Interest expense	14,494	11,388
Tax receivable agreement expense	—	1,084
Total other expense	13,857	11,853
Loss before income taxes	(814)	(2,174)
Income taxes	6	485
Net loss	$(820)	$(2,659)

The following table presents our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue, net:
Franchise revenue	68%	57%
Equipment revenue	7%	14%
Merchandise revenue	1%	8%
Franchise marketing fund revenue	14%	12%
Other service revenue	10%	9%
Total revenue, net	100%	100%
Operating costs and expenses:
Costs of product revenue	6%	16%
Costs of franchise and service revenue	5%	5%
Selling, general and administrative expenses	49%	59%
Impairment of goodwill and other noncurrent assets	—%	2%
Depreciation and amortization	4%	4%
Marketing fund expense	19%	12%
Acquisition and transaction income	(5)%	(11)%
Total operating costs and expenses	79%	87%
Operating income (loss)	21%	13%
Other expense (income):
Interest income	(1)%	(1)%
Interest expense	24%	15%
Tax receivable agreement expense	—%	1%
Total other expense	23%	15%
Loss before income taxes	(2)%	(2)%
Income taxes	—%	1%
Net loss	(2)%	(3)%

Comparison of the three months ended March 31, 2026 and 2025

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2026 versus the three months ended March 31, 2025.

Revenue

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Franchise revenue	$41,154	$43,894	$(2,740)	(6.2)%
Equipment revenue	4,351	11,104	(6,753)	(60.8)%
Merchandise revenue	653	6,255	(5,602)	(89.6)%
Franchise marketing fund revenue	8,712	9,269	(557)	(6.0)%
Other service revenue	5,844	6,361	(517)	(8.1)%
Total revenue, net	$60,714	$76,883	$(16,169)	(21.0)%

Total revenue, net. Total revenue was $60.7 million in the three months ended March 31, 2026, compared to $76.9 million in the three months ended March 31, 2025, a decrease of $16.2 million, or 21%. The decrease in total revenue was primarily due to lower equipment revenue due to a decrease in equipment installations and lower merchandise revenue.

Franchise revenue. Franchise revenue was $41.2 million in the three months ended March 31, 2026, compared to $43.9 million in the three months ended March 31, 2025, an decrease of $2.7 million, or 6%. Franchise revenue consisted of franchise royalty fees of $31.9 million, franchise territory fees of $3.3 million, technology fees of $3.3 million and training fees of $2.7 million in the three months ended March 31, 2026, compared to franchise royalty fees of $32.5 million, franchise territory fees of $3.9 million, technology fees of $4.4 million and training fees of $3.1 million in the three months ended March 31, 2025. The decrease in franchise royalty fees was primarily due to a decrease in same store sales coupled with a decrease due to brand divestitures in 2025. The decrease in franchise territory fees is primarily attributed to divestiture of brands in 2025, coupled with a decrease of $0.4 million, or 48%, in revenue recognized as a result of franchise agreement terminations year-over-year to $0.4 million in the three months ended March 31, 2026, compared to $0.8 million in the prior year period.

Equipment revenue. Equipment revenue was $4.4 million in the three months ended March 31, 2026, compared to $11.1 million in the three months ended March 31, 2025, a decrease of $6.8 million, or 61%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to a decrease in global equipment installations in the three months ended March 31, 2026, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $0.7 million in the three months ended March 31, 2026, compared to $6.3 million in the three months ended March 31, 2025, a decrease of $5.6 million, or 90%. The decrease in merchandise revenue was primarily due to the change in strategy to outsource our retail merchandise inventory and lower overall demand from studios compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.7 million in the three months ended March 31, 2026, compared to $9.3 million in the three months ended March 31, 2025, a decrease of $0.6 million, or 6%. The decrease was primarily due to a decrease in same store sales and the impact of divested brands compared to the prior year period.

Other service revenue. Other service revenue was $5.8 million in the three months ended March 31, 2026, compared to $6.4 million in the three months ended March 31, 2025, a decrease of $0.5 million, or 8%. The decrease was primarily due to a $0.3 million decrease in vendor commission and brand access fee revenues and less than $0.1 million decrease in package and memberships revenue.

Operating Costs and Expenses

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Costs of product revenue	$3,630	$11,972	$(8,342)	(69.7)%
Costs of franchise and service revenue	3,262	4,097	(835)	(20.4)%
Selling, general and administrative expenses	30,040	45,545	(15,505)	(34.0)%
Impairment of goodwill and other noncurrent assets	—	1,915	(1,915)	(100.0)%
Depreciation and amortization	2,252	2,956	(704)	(23.8)%
Marketing fund expense	11,674	9,357	2,317	24.8%
Acquisition and transaction income	(3,187)	(8,638)	5,451	(63.1)%
Total operating costs and expenses	$47,671	$67,204	$(19,533)	(29.1)%

Costs of product revenue. Costs of product revenue was $3.6 million in the three months ended March 31, 2026, compared to $12.0 million in the three months ended March 31, 2025, a decrease of $8.3 million, or 70%, compared to a decrease in related revenues of 71%. The decrease in cost of product revenue was primarily driven by a reduction in global equipment installations and strategic shift to outsource retail merchandise inventory during the three months ended March 31, 2026, compared to the prior year period. Costs of product revenue as a percentage of related revenue increased to 73% in the three months ended March 31, 2026, from 69% in the comparable prior year period.

Costs of franchise and service revenue. Costs of franchise and service revenue was $3.3 million in the three months ended March 31, 2026, compared to $4.1 million in the three months ended March 31, 2025, a decrease of $0.8 million, or 20%. The decrease was primarily due to a $0.3 million decrease in franchise sales commissions and a $0.3 million decrease in costs related to brand access fee revenue. This decrease is consistent with the decrease in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $30.0 million in the three months ended March 31, 2026, compared to $45.5 million in the three months ended March 31, 2025, a decrease of $15.5 million, or 34%. The decrease was primarily attributable to a decrease in legal expenses of $12.3 million (including nonrecurring insurance credits of $2.2 million in the current period) related to various legal matters including government investigations; a decrease in salaries and wages of $1.7 million; a decrease of $1.3 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; $0.1 million decrease in bad debt expense and a net decrease in other variable expenses of $1.0 million; partially offset by a $0.4 million increase in loss on guaranty of franchisee third-party loans and higher restructuring and related charges of $0.5 million in the current year period.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $0.0 million in the three months ended March 31, 2026, compared to $1.9 million in the three months ended March 31, 2025, a decrease of $1.9 million due to impairment of right-of use assets.

Depreciation and amortization. Depreciation and amortization expense was $2.3 million in the three months ended March 31, 2026, compared to $3.0 million in the three months ended March 31, 2025, a decrease of $0.7 million, or 24%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2025.

Marketing fund expense. Marketing fund expense was $11.7 million in the three months ended March 31, 2026, compared to $9.4 million in the three months ended March 31, 2025, an increase of $2.3 million, or 25%. The increase reflected the timing of incremental marketing spend, as the Company front-loaded more investment in the first quarter of 2026 compared with the first quarter of 2025. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended March 31, 2026, marketing fund revenue was $3.0 million lower than marketing fund expense.

Acquisition and transaction expense (income). Acquisition and transaction income was $3.2 million in the three months ended March 31, 2026, compared to $8.6 million in the three months ended March 31, 2025, a decrease of $5.5 million, or 63%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Interest income	$(637)	$(619)	$(18)	2.9%
Interest expense	14,494	11,388	3,106	27.3%
Tax receivable agreement expense	—	1,084	(1,084)	(100.0)%
Total other expense, net	$13,857	$11,853	$2,004	16.9%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $0.6 million in the three months ended March 31, 2026, compared to $0.6 million in the three months ended March 31, 2025.

Interest expense. Interest expense was $14.5 million in the three months ended March 31, 2026, compared to $11.4 million in the three months ended March 31, 2025, an increase of $3.1 million, or 27%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.0 million in the three months ended March 31, 2026, compared to $1.1 million in the three months ended March 31, 2025. The decrease was due to the absence of TRA expense in the current period. There is no TRA expense, as the Company recorded pretax book loss after discrete items for the three months ended March 31, 2026 , as compared to pretax book income for the three months ended March 31, 2025.

Income Taxes

	Three Months Ended March 31,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Income taxes	$6	$485	$(479)	(98.8)%

Income taxes (benefit). Income taxes was (0.7%) of our share of pre-tax book income in the three months ended March 31, 2026, compared to (22.3%) of pre-tax book loss in the three months ended March 31, 2025.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration and transaction bonuses), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business net of insurance reimbursements), fees for financial transactions, such as secondary public offering expenses for which we do not receive proceeds (including bonuses paid to executives related to completion of such transactions) and other contemplated corporate transactions, expense related to the remeasurement of our TRA obligation, expense related to loss on impairment or write down of goodwill and other noncurrent assets, loss and expenses related to brand divestitures and wind down (including expenses directly related to the divested or wound down brands for arrangements that existed prior to divestiture or wind down), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. For the three months ended March 31, 2026, loss and expenses due to brand divestitures and wind down (excluding impairments) primarily represents net expenses of $0.2 million in connection with brand divestitures and outsourcing of our retail merchandising and loss on franchisee loan guarantees of $0.8 million related to divested brands. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(820)	$(2,659)
Interest expense, net	13,857	10,769
Income taxes	6	485
Depreciation and amortization	2,252	2,956
EBITDA	15,295	11,551
Equity-based compensation	1,984	3,281
Employer payroll taxes related to equity-based compensation	44	115
Acquisition and transaction income	(3,187)	(8,638)
Litigation expenses	4,040	16,189
Financial transaction fees and related expenses	189	303
TRA remeasurement	—	1,084
Impairment of goodwill and other noncurrent assets	—	1,915
Loss and expenses due to brand divestitures and wind down (excluding impairments)	960	81
Transformation initiative costs	—	889
Restructuring and related charges (excluding impairments)	1,088	555
Adjusted EBITDA	$20,413	$27,325

Liquidity and Capital Resources

As of March 31, 2026, we had $12.2 million of cash and cash equivalents, excluding $9.3 million of restricted cash consisting of marketing fund restricted cash of $8.5 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning May 8, 2026 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring us to maintain a Total Net Leverage Ratio (as discussed further in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans and the Revolving Loans will both mature five years after the Closing Date. As of March 31, 2026 the Company was in compliance with these covenants.

Commencing with the fiscal quarter ending March 31, 2026, and subject to customary adjustments, we will be required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement was $1.3 million during the three months ended March 31, 2026.

The total principal amount outstanding on the Closing Date Term Loans was $523.7 million at March 31, 2026. See Note 7 of Notes to Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At March 31, 2026, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table presents summary cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(21,689)	$5,818
Net cash provided by (used in) investing activities	(621)	(997)
Net cash provided by (used in) financing activities	(2,083)	5,010
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,393)	$9,831

Cash Flows from Operating Activities

In the three months ended March 31, 2026, cash used in operating activities was $21.7 million, compared to cash provided by operating activities of $5.8 million in the three months ended March 31, 2025, a decrease in cash provided of $27.5 million. Of the change, $1.1 million was due to higher net income after adjustments to reconcile net loss to net cash provided by (used in) operating activities and $7.6 million in favorable changes in working capital related to accounts receivable, prepaid expenses and other current assets, deferred costs and deferred revenue, offset by $36.2 million in unfavorable changes in working capital related to inventories, accounts payable, accrued expenses, other current liabilities and other assets in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Cash Flows from Investing Activities

In the three months ended March 31, 2026 and 2025, cash used in investing activities was $0.6 million and $1.0 million, respectively. The change year over year of $0.4 million was primarily attributable to the decrease in cash used to issue notes receivable of $0.2 million in the current year and increase in cash received of $0.2 million from notes receivable collections in the current year.

Cash Flows from Financing Activities

In the three months ended March 31, 2026, cash used in financing activities was $2.1 million, compared to cash provided of $5.0 million in the three months ended March 31, 2025, representing a year over year deterioration of $7.1 million. The decrease in cash provided was primarily attributable to net borrowings on long-term debt of $8.5 million and cash used for payments of preferred stock dividend of $1.8 million in the prior year. In addition, in the current period compared to the prior period, cash used decreased due to lower payments for distributions to Pre-IPO Members of $0.2 million and lower payments for taxes related to net share settlement of restricted share units of $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $4.4 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of March 31, 2026 no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of March 31, 2026, a $1.8 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the outstanding principal balance, net of exit fee, of $523.7 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $5.2 million.

Foreign Currency Risk

We operate internationally; however, our franchise agreements, including international agreements, are primarily denominated and settled in U.S. dollars. Accordingly, we do not believe we have material exposure to foreign currency exchange risk for the three months ended March 31, 2026 and 2025 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of March 31, 2026, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended as of March 31, 2026.

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

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of March 31, 2026, as a result of the material weaknesses in our internal control over financial reporting discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Plan Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation Status Update

As previously disclosed in Item 9 of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness associated with the sufficiency of resources. Specifically, the material weakness relates to our ability to enforce accountability and the assignment of roles and responsibilities across Company personnel. The Company did not maintain a sufficient complement of accounting, financial reporting, and technology personnel, and the lack of sufficient resources contributed to our failure to (i) consistently operate certain of our internal controls, and (ii) establish and maintain information technology general controls, including designing controls pertaining to system development lifecycle, change management, user access rights, and maintaining appropriate segregation of duties over systems that are critical to the Company’s internal control over financial reporting.

As of March 31, 2026, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of March 31, 2026, this evaluation of remediation activities remains ongoing.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 14 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part 1, Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our review of strategic alternatives may not result in a transaction and could adversely affect our business, operations and stock price.

As previously disclosed in the Company's current report on Form 8-K filed on April 7, 2026, our Board of Directors has initiated a review of strategic alternatives intended to maximize stockholder value, which may include a sale of the Company, a merger, or another strategic or financial transaction. This review is ongoing and there can be no assurance that the process will result in the consummation of any transaction, or that any transaction that may be completed will be on terms favorable to our stockholders, or at all.

The strategic review process may cause uncertainty among our employees, franchisees, lenders, business partners and other stakeholders, which could adversely affect our ability to retain and motivate personnel, maintain franchisee engagement, or execute our operational initiatives. In addition, the process may divert the attention of our Board and management from the ongoing operation of the business at a time when consistent execution remains critical to our performance.

Speculation regarding the outcome of the strategic review, including the possibility that no transaction will be completed, may also contribute to increased volatility in the market price of our Class A common stock. Further, if the review does not result in a transaction, we may be subject to negative perceptions from investors or other stakeholders regarding our strategic direction.

The availability, timing and valuation of any strategic alternative may be adversely affected by our operating performance, franchisee economics, brand concentration, regulatory exposure and other risks described in this Quarterly Report and in our Annual Report on Form 10‑K, any of which could limit perceived strategic options or reduce potential transaction value.

Our recent Board and management changes, including a reduced number of independent directors, could disrupt our governance, strategic review process and overall business operations.

We have experienced significant changes in the composition of our Board of Directors and senior management over recent periods, including the departure of multiple directors and executive officers. As a result, our Board currently operates with a smaller number of directors, including a reduced pool of independent directors, and relies on a limited number of individuals to satisfy applicable independence and committee composition requirements.

While we believe our current Board composition satisfies applicable requirements, any additional departures of independent directors could require us to reconstitute Board committees, seek waivers or extensions from the New York Stock Exchange, or otherwise take remedial action, which could disrupt our governance processes and create uncertainty. These risks may be heightened during the pendency of our review of strategic alternatives, when continuity, independence and availability of directors are particularly important.

Further, frequent or unexpected changes in Board or management composition may adversely affect the consistency of our strategic direction, internal controls, decision‑making processes and oversight of management, and could negatively impact investor, franchisee or employee confidence in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Employment Agreement dated October 11, 2025, between Xponential Fitness, LLC and Gavin O’Connor. +

10.2*	Consulting Agreement dated March 16, 2026, between Xponential Fitness, LLC and Robert K. Julian. +

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

+ Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: May 8, 2026	By:	/s/ Robert K. Julian
Robert K. Julian
Interim Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)