Form 10-Q
period 2026-06-30
Xponential Fitness, Inc.
filed 2026-08-07
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40638

Xponential Fitness, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4395129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17877 Von Karman Ave., Suite 150 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 346-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	XPOF	New York Stock Exchange

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of July 31, 2026 was 42,219 and 7,105 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$24,988	$45,863
Accounts receivable, net	17,428	18,449
Inventories	2,950	2,222
Prepaid expenses and other current assets	20,169	24,151
Deferred costs, current portion	3,794	3,671
Notes receivable, net	55	290
Total current assets	69,384	94,646
Property and equipment, net	9,418	10,891
Right-of-use assets	11,642	13,736
Goodwill	127,789	127,789
Intangible assets, net	65,229	66,507
Deferred costs, net of current portion	22,162	24,860
Other assets	4,219	7,205
Total assets	$309,843	$345,634
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$15,986	$26,282
Accrued expenses	31,126	51,202
Deferred revenue, current portion	17,259	19,324
Line of credit	10,000	—
Current portion of long-term debt	5,250	5,250
Other current liabilities	13,330	13,917
Total current liabilities	92,951	115,975

Deferred revenue, net of current portion	65,225	69,567
Contingent consideration from acquisitions (Note 14)	8,561	10,309
Long-term debt, net of current portion, discount and issuance costs	499,524	500,500
Lease liabilities, net of current portion	10,860	14,243
Other liabilities	8,817	6,993
Total liabilities	685,938	717,587
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 42,196 and 35,256 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 7,110 and 13,738 shares issued, and 7,035 and 13,663 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	443,147	489,732
Receivable from shareholder (Note 9)	(17,502)	(16,603)
Accumulated deficit	(745,382)	(740,520)
Treasury stock, at cost, 75 shares outstanding as of June 30, 2026 and December 31, 2025	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(321,430)	(269,084)
Noncontrolling interests	(54,665)	(102,869)
Total stockholders' deficit	(376,095)	(371,953)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$309,843	$345,634

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net:
Franchise revenue	$43,991	$45,353	$85,145	$89,247
Equipment revenue	7,058	9,509	11,409	20,613
Merchandise revenue	542	5,613	1,195	11,868
Franchise marketing fund revenue	8,733	9,461	17,445	18,730
Other service revenue	5,644	6,272	11,488	12,633
Total revenue, net	65,968	76,208	126,682	153,091
Operating costs and expenses:
Costs of product revenue	5,579	10,505	9,209	22,477
Costs of franchise and service revenue	4,198	3,955	7,460	8,052
Selling, general and administrative expenses	32,033	24,084	62,073	69,629
Impairment of goodwill and other noncurrent assets	—	12,928	—	14,843
Depreciation and amortization	1,765	2,973	4,017	5,929
Marketing fund expense	11,440	8,855	23,114	18,212
Acquisition and transaction expense (income)	1,439	(1,915)	(1,748)	(10,553)
Total operating costs and expenses	56,454	61,385	104,125	128,589
Operating income	9,514	14,823	22,557	24,502
Other expense (income):
Interest income	(668)	(701)	(1,305)	(1,320)
Interest expense	14,948	12,975	29,442	24,363
Tax receivable agreement expense	—	891	—	1,975
Total other expense	14,280	13,165	28,137	25,018
Income (loss) before income taxes	(4,766)	1,658	(5,580)	(516)
Income taxes	65	312	71	797
Net income (loss)	(4,831)	1,346	(5,651)	(1,313)
Less: net income (loss) attributable to noncontrolling interests	(694)	377	(789)	(359)
Net income (loss) attributable to Xponential Fitness, Inc.	$(4,137)	$969	$(4,862)	$(954)

Net loss per share of Class A common stock:
Basic	$(0.10)	$(0.01)	$(0.12)	$(0.11)
Diluted	$(0.10)	$(0.01)	$(0.12)	$(0.11)
Weighted average shares of Class A common stock outstanding:
Basic	42,031	34,972	39,687	34,444
Diluted	42,031	34,972	39,687	34,444

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2025	35,256	$3	13,738	$1	75	$(1,697)	$489,732	$(16,603)	$(740,520)	$(102,869)	$(371,953)
Equity-based compensation	—	—	—	—	—	—	1,984	—	—	—	1,984
Net loss	—	—	—	—	—	—	—	—	(725)	(95)	(820)
Conversion of Class B shares to Class A shares	6,435	1	(6,435)	(1)	—	—	(47,449)	—	—	47,449	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	121	—	—	—	—	—	(632)	—	—	—	(632)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(413)	—	—	(413)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(138)	(138)
Balance at March 31, 2026	41,812	4	7,303	—	75	(1,697)	443,635	(17,016)	(741,245)	(55,653)	(371,972)
Equity-based compensation	—	—	—	—	—	—	1,703	—	—	—	1,703
Net loss	—	—	—	—	—	—	—	—	(4,137)	(694)	(4,831)
Conversion of Class B shares to Class A shares	193	—	(193)	—	—	—	(1,720)	—	—	1,720	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	191	—	—	—	—	—	(471)	—	—	—	(471)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(486)	—	—	(486)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(38)	(38)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	42,196	4	7,110	—	75	(1,697)	443,147	(17,502)	(745,382)	(54,665)	(376,095)

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

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,651)	$(1,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,017	5,929
Amortization and write off of debt issuance costs	156	87
Amortization and write off of discount on long-term debt	1,585	3,664
Change in contingent consideration from acquisitions	(1,748)	(10,553)
Non-cash lease expense	1,888	2,207
Change in tax receivable agreement liability	—	1,975
Bad debt expense	89	1,163
Equity-based compensation	3,687	5,947
Non-cash interest	(976)	(747)
Gain on disposal of assets and lease terminations	(718)	(931)
Change in contingent consideration receivable from Lindora	3,593	—
Impairment of goodwill and other noncurrent assets	—	14,843
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,432	(11,949)
Inventories	(727)	2,624
Prepaid expenses and other current assets	3,196	(4,146)
Operating lease liabilities	(1,994)	(1,934)
Deferred costs	2,575	2,065
Notes receivable, net	3	1
Accounts payable	(11,173)	(4,662)
Accrued expenses	(20,577)	12,127
Other current liabilities	1	(2,417)
Deferred revenue	(6,407)	(7,335)
Other assets	198	1,296
Other liabilities	1,824	400
Net cash provided by (used in) operating activities	(25,727)	8,341
Cash flows from investing activities:
Purchases of property and equipment	(736)	(1,992)
Purchase of intangible assets	(707)	(803)
Notes receivable issued	—	(173)
Notes receivable payments received	234	108
Net cash used in investing activities	(1,209)	(2,860)
Cash flows from financing activities:
Borrowings from long-term debt, net of original discount issue	—	10,000
Payments on long-term debt	(2,625)	(2,748)
Debt issuance costs	—	(90)
Payment of preferred stock dividend	—	(3,796)
Borrowings from line of credit	10,000	—
Payments of contingent consideration	—	(500)
Payments for taxes related to net share settlement of restricted share units	(1,161)	(2,097)
Proceeds from issuance of common stock in connection with stock-based compensation plans	58	122
Payments for distributions to Pre-IPO LLC Members	(176)	(432)
Loan to shareholder (Note 9)	(35)	—
Net cash provided by financing activities	6,061	459
Increase (decrease) in cash, cash equivalents and restricted cash	(20,875)	5,940
Cash, cash equivalents and restricted cash, beginning of period	45,863	32,739
Cash, cash equivalents and restricted cash, end of period	$24,988	$38,679

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$31,129	$20,444
Income taxes paid, net	180	233
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$167	$1,516
Debt issuance costs paid-in-kind - long-term debt	—	10,872
Debt issuance costs exit fees - long-term debt	—	7,248

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

As of June 30, 2026, the Company’s portfolio of five brands consisted of: “Club Pilates,” a Pilates facility franchisor; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Prior to the divestitures of the CycleBar and Rumble brands in July 2025, the Company, through its ownership of the CycleBar and Rumble brands, franchised boutique fitness studios dedicated to indoor cycling and boxing disciplines, respectively. Additionally, prior to the divestiture of the Lindora brand in September 2025, the Company, through its ownership of the Lindora brand, franchised clinics that provided medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of June 30, 2026 and 2025.

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

Note 2 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 14). Marketing fund restricted cash was $5,968 and $11,406 at June 30, 2026 and December 31, 2025, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $6,755 and $12,194 at June 30, 2026 and December 31, 2025, respectively.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2025	$1,673	$43	$1,716
Bad debt expense recognized during the year	89	—	89
Write-off of uncollectible amounts	(7)	—	(7)
Balance at June 30, 2026	$1,755	$43	$1,798

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

Interim Reporting (Topic 270) – In December 2025, the FASB issued ASU 2025-11,“ Interim Reporting (Topic 270): Narrow-Scope Improvements” This standard improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact of this the new standard may have, but does not expect it to have a significant impact on its consolidated financial statements.

Supplemental balance sheet information

	June 30,	December 31,
	2026	2025
Prepaid expenses and other current assets
Prepaid expenses and other	$8,128	$6,989
Contingent consideration receivable, current portion	—	694
Insurance receivable	—	5,000
Tax receivables	3,144	2,708
Gift card receivable	8,897	8,760
Total prepaid expenses and other current assets	$20,169	$24,151

Accrued expenses
Accrued compensation	$2,243	$4,464
Contingent consideration from acquisitions, current portion	—	500
Sales tax accruals	620	711
Legal accruals, current portion	16,982	33,047
Other accruals	11,281	12,480
Total accrued expenses	$31,126	$51,202

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other current liabilities
Lease liabilities, current portion	$4,112	$4,701
Gift card liability	8,897	8,760
Other current liabilities	321	456
Total other current liabilities	$13,330	$13,917

Other liabilities
Legal accruals, net of current portion	$8,657	$6,833
Other liabilities	160	160
Total other liabilities	$8,817	$6,993

	Six Months Ended June 30,
	2026	2025
Impairment of goodwill and other noncurrent assets
Goodwill	$—	$7,451
Indefinite-lived intangible assets	—	3,449
Definite-lived intangible assets	—	—
Property and equipment assets	—	1,470
Right-of-use assets	—	2,473
Total impairment of goodwill and other noncurrent assets	$—	$14,843

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the six months ended June 30, 2026 and 2025, the Company operated one company-owned transition studio and did not close or refranchised this studio.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment charges related to studio assets. See Note 8 for discussion of impairment charges related to right-of-use assets.

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

Divestiture of Lindora brand – On September 19, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive consideration of up to $6,000 from the divestiture of the Lindora brand, which will be received monthly based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Payments will continue until the earlier of receipt of $6,000 or seven years. At the disposition date the Company determined that the fair value of the estimated contingent consideration receivable was $3,764, of which $456 and $3,308 was included with prepaid expenses and other current assets and other assets, respectively. The fair value of the estimated contingent consideration receivable was determined using probability weighted discounted cash flows through the seven year period. The divestiture allows the Company to better focus and utilize its resources on its other brands. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations. The Company recorded interest income of $51 and $111 for the three and six months ended June 30, 2026, respectively, which was recorded as interest income in the condensed consolidated statements of operations. The Company recorded a decrease in contingent consideration receivable of $3,707 and $3,593 for the three and six months ended June 30, 2026, respectively, which was recorded as SG&A expenses in the condensed consolidated statements of operations. The Company did not receive any consideration during the three and six months ended June 30, 2026. At June 30, 2026, contingent consideration receivable was $894, which is included with other assets in the condensed consolidated balance sheets.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise, including area development and multi-unit agreements and brand fee contract liabilities for the six months ended June 30, 2026. Other deferred revenue amounts of $7,645 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2025	78,161	707	78,868
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(7,773)	(369)	(8,142)
Increase, excluding amounts recognized as revenue during the period	3,337	776	4,113
Balance at June 30, 2026	$73,725	$1,114	$74,839
(1)
Includes revenue recognized as a result of terminations of $3,038 for the six months ended June 30, 2026.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2026. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
Remainder of 2026	$8,825	$1,003	$9,828
2027	8,694	54	8,748
2028	8,607	57	8,664
2029	8,328	—	8,328
2030	7,816	—	7,816
Thereafter	31,455	—	31,455
	$73,725	$1,114	$74,839

The following table reflects the components of deferred revenue:

	June 30,	December 31,
	2026	2025
Franchise development fees	$73,725	$78,161
Brand fees	1,114	707
Equipment and other	7,645	10,023
Total deferred revenue	82,484	88,891
Non-current portion of deferred revenue	65,225	69,567
Current portion of deferred revenue	$17,259	$19,324

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, there were approximately $3,209 and $3,301 of current deferred commission costs and approximately $22,049 and $24,744 in non-current deferred commission costs, respectively. The Company recognized approximately $1,110 and $1,310 in costs as a result of terminations for the three and six months ended June 30, 2026, respectively, and $249 and $649 for the three and six months ended June 30, 2025, respectively. The Company recognized franchise sales commission expense of approximately $2,067 and $3,162 for the three and six months ended June 30, 2026, respectively, and $1,313 and $2,681 for the three and six months ended June 30, 2025, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Furniture and equipment	$3,622	$3,581
Computers and software	20,339	19,283
Vehicles	285	285
Leasehold improvements	7,388	7,386
Construction in progress	934	1,475
Less: accumulated depreciation	(23,150)	(21,119)
Total property and equipment	$9,418	$10,891

Depreciation expense for the three and six months ended June 30, 2026 was $953 and $2,032, respectively, and $997 and $1,983 for the three and six months ended June 30, 2025, respectively.

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

Note 6 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at both June 30, 2026 and December 31, 2025, totaled $127,789. Cumulative goodwill impairment was $55,371 at both June 30, 2026 and December 31, 2025. The impairment charges are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

At December 31, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment as the fair value of the Pure Barre reporting unit, and its associated assets, exceeded its carrying value by approximately 6%. This meaningful decline in the fair value cushion above the carrying value is driven by decreases to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. At June 30, 2026, the goodwill related to the Pure Barre Reporting unit remains at a heightened risk of future impairment.

At June 30, 2026, the YogaSix and StretchLab reporting units had negative carrying values. The goodwill related to the YogaSix and StretchLab reporting units were $3,927 and $2,770, respectively, as of June 30, 2026.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

During the quarter ended June 30, 2025, the Company also determined that the carrying value of the trademark intangible asset related to the CycleBar reporting unit was in excess of its fair value and recognized an impairment loss of $3,449. As this was a partial impairment, the trademark intangible asset, which was $6,200 as of June 30, 2025, is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows, as well as discount rates and other macroeconomic factors.

Intangible assets consisted of the following:

		June 30, 2026			December 31, 2025
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$7,727	$(7,550)	$177	$7,727	$(7,504)	$223
Franchise agreements	7.5 – 10	26,960	(26,577)	383	26,960	(25,294)	1,666
Intellectual property	5	670	(335)	335	670	(268)	402
Web design and domain	3 – 10	412	(396)	16	412	(390)	22
Deferred video production costs	3	6,749	(5,138)	1,611	6,042	(4,555)	1,487
Other intangible assets	1	560	(560)	—	560	(560)	—
Total definite-lived intangible assets		43,078	(40,556)	2,522	42,371	(38,571)	3,800
Indefinite-lived intangible assets:
Trademarks	N/A	62,707	—	62,707	62,707	—	62,707
Total intangible assets		$105,785	$(40,556)	$65,229	$105,078	$(38,571)	$66,507

Amortization expense was $812 and $1,985 for the three and six months ended June 30, 2026, respectively, and $1,976 and $3,946 for the three and six months ended June 30, 2025, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2026	$749
2027	1,097
2028	624
2029	52
2030	—
Thereafter	—
Total	$2,522

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

On December 8, 2025 (the “ Closing Date”), the Company entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525,000 (the “ Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25,000 (the “Revolving Loans”). The Closing Date Term Loans and Revolving Loans will bear interest at a rate per annum based upon, at the Company’s option, either the Term SOFR or the Base Rate (as defined in the Credit Agreement), plus, in each case, a leverage-based margin (10.4% at June 30, 2026).

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

Commencing with the quarter ended March 31, 2026, and subject to customary adjustments, the Company is required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement is $1,313 and $2,626 for the three months ended June 30, 2026 and six months ended June 30, 2026, respectively.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In addition, the Credit Agreement includes subjective acceleration clauses, which could impact debt classification. The Company believes that no events have occurred at June 30, 2026 that would trigger a subjective acceleration clause.

The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of Holding (collectively, the “Guarantors”, and together with the Company, the “Loan Parties”) and are secured by a first priority lien on substantially all of the Loan Parties assets, subject to customary exceptions.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict the ability of XPO Holdings, the Company and its certain subsidiaries to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans will mature five years after the Closing Date and the Revolving Loans will terminate five years after the Closing Date. As of June 30, 2026, the Company was in compliance with these covenants.

On April 7, 2026, the Company borrowed $10,000 on the revolving credit facility. Borrowings, if any, under the Revolving Loans will bear interest equal to 10.4%. We are also required to pay a commitment fee on the unused portion of the Revolving Loans on a quarterly basis equal to 0.5%.

The Company incurred debt issuance costs of $0 and $90 for the six months ended June 30, 2026 and 2025, respectively. Debt issuance cost amortization and write off amounted to $78 and $156 for the three and six months ended June 30, 2026, respectively, and $37 and $87 for the three and six months ended June 30, 2025, respectively, which were recorded as interest expense in the consolidated statements of operations. Unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, were $1,320 and $1,538, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of June 30, 2026 and December 31, 2025, was $16,281 and $18,626, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of June 30, 2026 were as follows:

Amount
Remainder of 2026	$2,625
2027	15,750
2028	26,250
2029	26,250
2030	451,500
Total	$522,375

The carrying value of the Company’s long-term debt approximated fair value as of June 30, 2026 and December 31, 2025 due to the variable interest rate, which is a Level 2 input.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimates what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company did not recognize ROU asset impairment charges during the three and six months ended June 30, 2026. The Company recognized ROU asset impairment charges of $558 and $2,473 during the three and six months ended June 30, 2025, respectively, related to studio exits in conjunction with its restructuring plan discussed in Note 15. The impairment charges were recorded within impairment of goodwill and other assets in the condensed consolidated statements of operations.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	June 30, 2026	December 31, 2025
ROU assets, net	Right-of-use assets	$11,642	$13,736
Lease liabilities, short-term	Other current liabilities	$4,112	$4,701
Lease liabilities, long-term	Lease liability	$10,860	$14,243

The following table presents the components of lease expense during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,257	$1,710	$2,598	$3,681
Variable lease costs	38	250	271	458
Total	$1,295	$1,960	$2,869	$4,139

The following table presents the supplemental cash flow information related to operating leases during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,272	$1,453	$2,553	$3,088
Lease liabilities arising from new ROU assets	$—	$1,374	$—	$1,374

The following table presents other information related to leases:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	4.5	4.6
Weighted average discount rate	8.8%	9.0%

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Maturities of lease liabilities as of June 30, 2026 are summarized as follows:

Amount
Remainder of 2026	$2,664
2027	4,461
2028	2,745
2029	2,585
2030	2,390
Thereafter	3,472
Total future lease payments	18,317
Less: imputed interest	3,345
Total	$14,972

Note 9 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Seller”) is a shareholder of XPO Inc., for the debt financing provided to the Rumble Seller. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. As of June 30, 2026 and December 31, 2025, the Rumble Sellers agreed to reimburse the Company for additional expenses of $35 and $249, respectively, which was recorded as receivable from shareholder within equity. The Company recorded $451 and $864 during the three and six months ended June 30, 2026, respectively, and $398 and 782 during the three and six months ended June 30, 2025, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the year ended December 31, 2025, the Company received $2,435 in cash as partial payment for the receivable from shareholder.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which vest in full on the fourth anniversary of the grant date. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. In addition, pursuant to the agreement, the Company issued a four-year multi-tranche term loan with an option to borrow up to $20 per month in the aggregate principal amount of $960 bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of June 30, 2026, the former owner of Row House borrowed $560, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), which currently owns and operates 171 Club Pilates studios, entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. Spartan Fitness also owns the rights to 66 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $4,442 and $8,660, during the three and six months ended June 30, 2026, respectively, and $3,386 and $6,499 during the three and six months ended June 30, 2025, respectively, from studios owned by Spartan Fitness.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 10 – Stockholders' Equity (Deficit)

Common stock – Pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 193 and 6,628 shares of Class A common stock on a one-for-one basis during the three and six months ended June 30, 2026, respectively, and 1,000 and 1,001 during the three and six months ended June 30, 2025, respectively.

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

During the three and six months ended June 30, 2026 and 2025, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC, after considering the preferred shareholders' claim on the net assets of XPO LLC. The Company used the liquidation value of the preferred shares for such rebalancing.

The following table summarizes the ownership of XPO LLC as of June 30, 2026:

Owner	Units Owned	Ownership percentage
XPO Inc.	42,196	85.6%
Noncontrolling interests	7,110	14.4%
Total	49,306	100.0%

Note 11 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	2,037	$9.5
Issued	2,690	$5.4
Vested	(488)	$12.3
Forfeited, expired, or canceled	(890)	$8.3
Outstanding at June 30, 2026	3,349	$6.1

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to three-year period. Compensation expense for RSUs is recognized on a straight-line basis. The total fair value of RSUs vested during the six months ended June 30, 2026 was $6,016.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company grants performance-based restricted stock units (“PSUs”), which are included in the RSUs described above, to executive officers and other key employees that vests upon the achievement of specified market or internal performance goals. The PSUs are recognized as expense on a straight-line basis over the vesting period which is typically three years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. The following table summarizes aggregate activity for PSUs for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	324	$8.1
Issued	712	$5.5
Vested	(85)	$10.0
Forfeited, expired, or canceled	(109)	$5.4
Outstanding at June 30, 2026	842	$6.1

During the six months ended June 30, 2026, the Company granted 712 PSUs to executive officers. The number of shares issuable as a result of grants of PSUs is determined based on market-based criteria and performance-based criteria. For market-based criteria, the number of shares issuable as a result of grants of PSUs is determined based on achieving the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer-group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The related compensation expense is recognized ratably over the term regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation. For performance-based criteria, the Company estimates the probability that the Company’s internally established performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. The fair value of these and other performance-based awards is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of June 30, 2026, the achievement of certain remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the period presented were as follows:

Six Months Ended June 30,
2026
Risk free interest rate	3.5%
Annualized volatility	95.6%
Dividend yield	—%
Expected term (in years)	2.8

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$1,703	$2,666	$3,687	$5,947
Total stock-based compensation expense, before tax	1,703	2,666	3,687	5,947
Income tax benefit	145	123	269	232
Total stock-based compensation expense, after tax	$1,558	$2,543	$3,418	$5,715

Income tax expense relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At June 30, 2026, the Company had $16,489 of total unamortized compensation expense related to non-vested RSUs and PSUs. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 12 – Income Taxes and Tax Receivable Agreement

Income taxes – The Company is the managing member of XPO Holdings and, as a result, consolidates the financial results of XPO Holdings in the condensed consolidated financial statements. XPO Holdings is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, XPO Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by XPO Holdings is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from XPO Holdings, based on its 85.6% economic interest in XPO Holdings.

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, non-deductible expenses, change in fair value of contingent consideration, and the valuation allowance against the deferred tax asset. The effective tax rate were (1.4%) and (1.3%) for the three and six months ended June 30, 2026, respectively, and 18.8% and (154.5%) for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company recognized income tax expense of $65 and $71, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 14.4%. During the three and six months ended June 30, 2025, the Company recognized income taxes expense of $312 and $797, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 28.1%.

As of June 30, 2026, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2026. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company has incorporated the OBBBA changes in its income tax provision for the six months ended June 30, 2026. There is no material impact to the Company's effective income tax rate and net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc.

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

As of June 30, 2026, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets and accordingly $117,150 of the TRA liability was not recorded as of June 30, 2026. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 7,146 and 9,398, for the three and six months ended June 30, 2026, respectively, and 13,664 and 14,062 for the three and six months ended June 30, 2025, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. Because the Company reported net losses for the periods presented, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to XPO Inc.	$(4,831)	$1,346	$(5,651)	$(1,313)
Less: net loss attributable to noncontrolling interests	694	156	789	1,460
Less: dividends on preferred shares	—	(1,898)	—	(3,796)
Net loss attributable to XPO Inc. - basic and diluted	(4,137)	(396)	(4,862)	(3,649)
Denominator:
Weighted average shares of Class A common stock outstanding - basic and diluted	42,031	34,972	39,687	34,444

Net loss per share attributable to Class A common stock - basic	$(0.10)	$(0.01)	$(0.12)	$(0.11)
Net loss per share attributable to Class A common stock - diluted	$(0.10)	$(0.01)	$(0.12)	$(0.11)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	2,506	1,850	2,506	1,850
Conversion of Class B common stock to Class A common stock	7,035	13,663	7,035	13,663
Convertible preferred stock	—	8,112	—	8,112
Treasury share options	75	75	75	75
Rumble contingent shares	2,024	2,024	2,024	2,024

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $29,477 and $44,793, which was included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded legal expenses and settlement costs of $8,116 and $14,760, respectively, which were net of insurance receivable of $0 and $15,000, respectively. These legal expenses were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $0 and $5,000, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. Additionally, during the six months ended June 30, 2026 and 2025, the Company received proceeds of $7,200 and $14,750, respectively, in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of June 30, 2026 and December 31, 2025 and the cash proceeds received during the six months ended June 30, 2026 and 2025 were recognized within selling, general and administrative expenses in the condensed consolidated statements of operations. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding its current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure. On September 25, 2025, the parties filed the Second Amended Complaint with exhibits containing the settlement structure and agreement and the parties are currently awaiting approval. The Company recorded an accrual in anticipation of this settlement, which was included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2026.

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

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter. This matter was settled on December 29, 2025 for $22,750, which settlement amount will be paid in four installments, commencing in fiscal year 2026 and concluding in fiscal year 2028. A total of 509 current and former franchisees are party to the settlement agreement. During the six months ended June 30, 2026, the first installment of $12,500 was paid.

On February 21, 2025, the Company received a complaint on behalf of a putative nationwide class alleging violations of the Telephone Consumer Protection Act. The matter was settled on June 24, 2025 for $18.

Government investigations – On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”) regarding the Company’s compliance with Section 5(a) of the FTC Act, 15 U.S.C. § 45(a), and of the FTC’s Franchise Rule. On December 12, 2025, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On February 24, 2026, the FTC Staff indicated they will recommend the FTC Commissioners enter into a stipulated consent agreement (the “FTC Consent Order”) to fully resolve all of the FTC's claims. As part of the proposed FTC Consent Order, the Company has agreed, without any admission of liability, to pay $17,000 over the course of twelve months, and to desist and refrain from violating applicable laws. The FTC Consent Order was approved by the FTC Commissioners on March 18, 2026 and approved by the United States District Court for the Central District of California on April 2, 2026. The FTC Consent Order is subject to approval by the FTC Commissioners and the court. The Company recorded an accrual of $17,000, which was included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2025. During the six months ended June 30, 2026, the first installment of $5,000 was paid. Subsequent to the three months ended June 30, 2026, the Company paid the second installment of $4,000 toward the settlement.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other state regulatory matters – The Maryland Securities Commissioner (the “Commissioner”) has previously contacted the Company regarding compliance with applicable Maryland franchise laws. On March 18, 2026, the Company and the Commissioner reached an agreement‑in‑principle to resolve and conclude the Commissioner’s investigation of the Company’s alleged violations of the Maryland franchise laws. On April 14, 2026, the related Consent Order was fully executed and entered by the Commissioner. Pursuant to the Consent Order, the Company agreed, among other things, to cease and desist from violating the Maryland franchise laws, pay an administrative penalty and make certain disclosures in its franchise disclosure documents. In addition, the Company agreed to offer to terminate certain area development and franchise agreements with, and refund initial fees to, certain Maryland franchisees with unopened outlets. The administrative penalty was paid on March 31, 2026, and during the six months ended June 30, 2026, the Company made a refund payment to two franchisees. The Company also accrued for potential refunds in connection with this matter, which was included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2026.

On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). The Company is cooperating fully with the NYAG in this investigation. On June 9, 2026, the matter settled between the NYAG and various parties, including Xponential Fitness, Inc., Xponential Fitness, LLC, AKT Franchise SPV, LLC, BFT Franchise SPV, LLC, Club Pilates Franchise SPV, LLC, Cyclebar Franchising SPV, LLC, PB Franchising SPV, LLC, Rumble Franchise SPV, LLC, Stretch Lab Franchise SPV, LLC, and Yoga Six Franchise SPV, LLC (collectively, the “XPO Parties”) in the total amount of $3,971. The Company recorded an accrual in connection with the settlement matter, which was included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2026. During the six months ended June 30, 2026, the first installment of $1,824 was paid. The NYAG alleged that misrepresentations were made in Franchise Disclosure Documents filed with the State of New York regarding the timeline for opening a new franchise. The XPO Parties also agreed to comply with the New York franchise law and to undertake certain additional compliance procedures.

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

	Six Months Ended June 30,
	2026	2025
Risk free interest rate	4.2%	3.8%
Expected volatility	84.8%	67.5%
Expected term (in years)	5.0	5.0

The Company recorded an increase (decrease) of $1,439 and $(1,748) during the three and six months ended June 30, 2026, respectively, and $(1,914) and $(10,575) during the three and six months ended June 30, 2025, respectively, which was recorded as acquisition and transaction expense (income). At June 30, 2026 and December 31, 2025, contingent consideration of $8,561 and $10,309 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $0 and $2 during the three and six months ended June 30, 2025, respectively, which was recorded as interest expense. The Company recorded additional contingent consideration of $0 and $6 during the three and six months ended June 30, 2025, respectively, which was recorded as acquisition and transaction expense. The Company paid $133 during the quarter ended December 31, 2025, via an offset of contingent liability due to the Seller with an accounts receivable balance of $133 owed from the Seller as the Company determined that a right of offset existed as of December 31, 2025. As of December 31, 2025, the contingent consideration obligation related to the BFT acquisition was fully settled.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and the number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The contingent consideration remained payable notwithstanding the divestiture of the brand. The Company recorded additional contingent consideration of $15 and $46 during the three and six months ended June 30, 2025, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $(1) and $16 during the three and six months ended June 30, 2025, respectively, which was recorded as acquisition and transaction expense (income). In addition, the Company paid contingent consideration of $500 during the six months ended June 30, 2025. During the first quarter of 2026, the Company settled the remaining contingent consideration obligation of $500 through a non-cash offset, whereby the contingent liability payable to the seller was reduced and a corresponding reduction was recorded to accounts receivable due from the seller. At December 31, 2025, contingent consideration of $500 was recorded as accrued expenses in the condensed consolidated balance sheet. As of the first quarter of 2026, the contingent consideration obligation related to the Lindora acquisition was fully settled.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of June 30, 2026 and December 31, 2025, a $1,993 and $1,348 accrual has been recorded for the Company’s probable obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $4,611 and $4,560 as of June 30, 2026 and December 31, 2025, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of June 30, 2026 and December 31, 2025, a $0 and $0.3 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Note 15 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges throughout 2026 totaling between approximately $8,200 to $11,700 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The components of the restructuring charges were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment and accelerated amortization of right-of-use assets	$—	$558	$—	$2,473
Contract termination and other associated costs	82	305	174	633
Loss (gain) on lease terminations and sale or disposal of assets, net (1)	(173)	603	500	426
Other restructuring costs	258	61	582	397
Total restructuring charges, net	$167	$1,527	$1,256	$3,929

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three and six months ended June 30, 2026 is net of, among other things, a $342 and $718 gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset. Amount for the three and six months ended June 30, 2025 is net of, among other things, a $694 gain on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	167	969	1,256	1,456
Impairment of goodwill and other noncurrent assets	—	558	—	2,473
Total restructuring charges, net	$167	$1,527	$1,256	$3,929

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Balance at December 31, 2025	$2,401
Charges incurred	501
Payments	(772)
Balance at June 30, 2026	$2,130

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company generated $2,703 and $4,865 of revenue outside of the United States during the three and six months ended June 30, 2026, respectively, and $2,731 and $5,348 during the three and six months ended June 30, 2025, respectively. Revenue generated outside of the United States is primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of June 30, 2026 and 2025, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenue, net	$65,968	$76,208	$126,682	$153,091
Less:
Costs of product revenue	5,579	10,505	9,209	22,477
Costs of franchise and service revenue	4,198	3,955	7,460	8,052
Marketing and promotion	2,266	1,205	3,760	2,566
Salary and wages	9,281	10,555	19,250	22,027
Professional services (including legal and accounting)	10,288	1,841	20,367	24,671
Rent and occupancy	1,050	1,642	2,275	3,279
Marketing fund expense	11,440	8,855	23,114	18,212
Acquisition and transaction expense (income)	1,439	(1,915)	(1,748)	(10,553)
Other segment items(1)	7,445	7,066	12,734	13,114
Equity-based compensation	1,703	2,666	3,687	5,947
Depreciation and amortization	1,765	2,973	4,017	5,929
Impairment of goodwill and other noncurrent assets	—	12,928	—	14,843
Interest income	(668)	(701)	(1,305)	(1,320)
Interest expense	14,948	12,975	29,442	24,363
Income taxes	65	312	71	797
Segment net income (loss)	$(4,831)	$1,346	$(5,651)	$(1,313)
(1)
Other segment items include restructuring expenses (recovery) of $(91) and $674 for the three and six months ended June 30, 2026, respectively, and $907 and $1,058 for the three and six months ended June 30, 2025, respectively. Other segment items also include travel expenses, insurance expenses, TRA expenses, and other selling, general and administrative expenses.

Note 17 – Subsequent events

In June 2026, the Company entered into a sublease agreement for a portion of its headquarters office space in Irvine, California. The sublease is scheduled to commence in July 2026 for a term of 74 months. Under the terms of the sublease agreement, the Company will receive an aggregate base rental payment of approximately $2,400 over the term of the sublease, which expires in July 2032.

Subsequent to the quarter-end, on July 7, 2026 the Company entered into a multi-unit agreement with Spartan Fitness under which the Company expects to open additional 50 units over the next six years.

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

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being a 85.6% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, strength training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout the North America Region and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 29 additional countries as of June 30, 2026. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program.

As of June 30, 2026, 2,645 studios were open in the North America Region (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 694 additional studios under existing franchise agreements. In addition, as of June 30, 2026, we had 520 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 739 new studios, of which master franchisees have sold 198 licenses for studios not yet opened as of June 30, 2026.

During the six months ended June 30, 2026 and 2025, we generated revenue outside the United States of $4.9 million and $5.3 million, respectively. As of June 30, 2026 and December 31, 2025, we did not have material assets located outside of the United States. No franchisee accounted for more than 10% of our revenue. We operate in one segment for financial reporting purposes.

Recent Developments

Lindora Divestiture

On September 19, 2025, we entered into an agreement with a buyer to divest the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to litigation, pre-litigation, and disputes as of the closing of the divestiture. Under the terms of the agreement, we are entitled to receive consideration of up to $6.0 million based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Based on current information and operating results of the legacy studio locations, the Company currently expects to receive consideration lower than the contractual maximum amount. We believe the divestiture allows us to better focus and utilize our resources on our core brands and other opportunities which better align with our long-term strategies.

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

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each contract year (prorated for any partial contract year) in aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement, which includes an element of variability in the consideration to which we are entitled. We recognize revenue on the Commissions in the period in which the Commissions are earned, the consideration is deemed collectible, which may include timing of the collections. We record revenue related to the commissions within other service revenues on the condensed consolidated statements of operations. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory.

Selling franchises

In April 2026, we issued 2026 FDDs for the BFT, Club Pilates, Pure Barre, Stretch Lab, and Yoga Six franchise programs and amended them in June 2026. The franchisors can offer and sell franchises in most states using the 2026 FDDs and continue pursuit of registration of the FDDs from the few remaining states that still require registration. In the remaining states that require registration of the FDDs, we will continue to pause all sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who meet specific criteria. Sales will resume promptly following such approvals registration, subject to any applicable waiting periods. Registration may be further delayed by subsequent amendments to FDDs. Any inability to sell licenses for an extended period can result in slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and six months ended June 30, 2026, we recognized total restructuring charges of $0.2 million, net of gains, and $1.3 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges throughout 2026 totaling between approximately $8.2 million to $11.7 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2026. As of June 30, 2026, there were six leases held by us related to divested brands that account for $3.9 million of our total lease liabilities.

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

The following table sets forth our key performance indicators for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
System-wide sales	$437,255	$438,209	$874,170	$867,268
Number of new studio openings globally, gross	67	79	133	185
Number of studios operating globally (cumulative total as of period end)	3,165	3,020	3,165	3,020
Number of licenses sold globally (cumulative total as of period end)	5,452	5,269	5,452	5,269
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	739	729	739	729
AUV (LTM as of period end)	$681	$701	$681	$701
Quarterly AUV (run rate)	$659	$686	$659	$686
Same store sales growth	(7%)	2%	(6%)	4%

The following tables present additional information related to our studio and license key performance indicators for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	North America Region	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,629	508	3,137	2,504	467	2,971
New studio openings, net (3)	16	12	28	34	15	49
Studios operating at end of period	2,645	520	3,165	2,538	482	3,020
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,455	944	5,399	4,376	836	5,212
New franchise license sales	10	43	53	18	39	57
Franchise licenses sold (total end of period)	4,465	987	5,452	4,394	875	5,269
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	106	—	106	10	—	10

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	June 30, 2026			June 30, 2025
Gross studios obligated to open under MFAs		1,259			1,195
Less: studios opened under MFAs		520			466
Remaining studios obligated to open under MFAs		739			729
Licenses sold by master franchisees, net (2)		198			205

	Six Months Ended June 30,
	2026			2025
	North America Region	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,606	491	3,097	2,446	450	2,896
New studio openings, net (3)	39	29	68	92	32	124
Studios operating at end of period	2,645	520	3,165	2,538	482	3,020
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,443	928	5,371	4,376	816	5,192
New franchise license sales	22	59	81	18	59	77
Franchise licenses sold (total end of period)	4,465	987	5,452	4,394	875	5,269
Development fee payments on future franchise licenses:					—
Development fee payments on future franchise licenses (total end of period) (1)	179	—	179	10	—	10

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	June 30, 2026			June 30, 2025
Gross studios obligated to open under MFAs		1,259			1,195
Less: studios opened under MFAs		520			466
Remaining studios obligated to open under MFAs		739			729
Licenses sold by master franchisees, net (2)		198			205

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

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a studio no longer operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of the North America Region traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the number of studios operating count. For the three and six months ended June 30, 2026, this represented 0.1% and 0.1% of our North America studio base, respectively, compared to 0.3% and 0.2% for the three and six months ended June 30, 2025, respectively. While all our franchised studios are licensed to franchisees, we operate a company-owned transition studio under the Rumble brand, which was divested in the third quarter of 2025 (the table below excludes this studio). Typically, when we take possession of a studio following a franchisee ceasing to operate it we prepare it to be licensed to a new franchisee. Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three and six months ended June 30, 2026 and 2025. respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America Region franchisee-owned studios
Studios operated at beginning of period	2,629	2,504	2,606	2,446
New studio openings	47	59	90	144
Studios no longer operating	(31)	(25)	(51)	(52)
Studios operated at end of period	2,645	2,538	2,645	2,538

The following table sets forth the total number of operating studios internationally for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
International studios
Studios operated at beginning of period	508	467	491	450
New studio openings	20	20	43	41
Studios no longer operating	(8)	(5)	(14)	(9)
Studios operated at end of period	520	482	520	482

The following table sets forth the total number of operating studios globally for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total studios
Studios operated at beginning of period	3,137	2,971	3,097	2,896
New studio openings	67	79	133	185
Studios no longer operating	(39)	(30)	(65)	(61)
Studios operated at end of period	3,165	3,020	3,165	3,020

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

As of June 30, 2026, we estimate approximately 35% of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

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

The following table reconciles our North America Region operating studios for the three and six months ended June 30, 2026 and 2025, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America Region studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,645	2,538	2,645	2,538
Studios no longer operating but generated sales in the period	10	6	10	6
Less: studios less than 13 months old	(217)	(337)	(217)	(337)
Less: non-traditional studio locations	(2)	(4)	(2)	(4)
Less: studios without 13 months of consecutive sales as of measurement date	(4)	(8)	(4)	(8)
Total	2,432	2,195	2,432	2,195

North America Region studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,645	2,538	2,645	2,538
Studios no longer operating but generated sales in the period	35	40	35	40
Less: studios less than 6 months old	(140)	(222)	(140)	(222)
Less: non-traditional studio locations	(2)	(4)	(2)	(4)
Less: studios with no sales in the period	—	(1)	—	(1)
Total	2,538	2,351	2,538	2,351

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

The following table reconciles our North America Region operating studios for the three and six months ended June 30, 2026 and 2025, respectively, to the total studios contributing to same store sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America Region studios contributing to same store sales
Operating studios (end of period)	2,645	2,538	2,645	2,538
Studios no longer operating but generated sales in the period	28	16	48	48
Less: studios less than 13 months old	(217)	(337)	(217)	(337)
Less: non-traditional studio locations	(2)	(4)	(2)	(4)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(3)	(7)	(3)	(5)
Total	2,451	2,206	2,471	2,240

Results of Operations

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue, net:
Franchise revenue	$43,991	$45,353	$85,145	$89,247
Equipment revenue	7,058	9,509	11,409	20,613
Merchandise revenue	542	5,613	1,195	11,868
Franchise marketing fund revenue	8,733	9,461	17,445	18,730
Other service revenue	5,644	6,272	11,488	12,633
Total revenue, net	65,968	76,208	126,682	153,091
Operating costs and expenses:
Costs of product revenue	5,579	10,505	9,209	22,477
Costs of franchise and service revenue	4,198	3,955	7,460	8,052
Selling, general and administrative expenses	32,033	24,084	62,073	69,629
Impairment of goodwill and other noncurrent assets	—	12,928	—	14,843
Depreciation and amortization	1,765	2,973	4,017	5,929
Marketing fund expense	11,440	8,855	23,114	18,212
Acquisition and transaction expense (income)	1,439	(1,915)	(1,748)	(10,553)
Total operating costs and expenses	56,454	61,385	104,125	128,589
Operating income	9,514	14,823	22,557	24,502
Other expense (income):
Interest income	(668)	(701)	(1,305)	(1,320)
Interest expense	14,948	12,975	29,442	24,363
Tax receivable agreement expense	—	891	—	1,975
Total other expense	14,280	13,165	28,137	25,018
Income (loss) before income taxes	(4,766)	1,658	(5,580)	(516)
Income taxes	65	312	71	797
Net income (loss)	$(4,831)	$1,346	$(5,651)	$(1,313)

The following table presents our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue, net:
Franchise revenue	67%	60%	67%	58%
Equipment revenue	11%	12%	9%	13%
Merchandise revenue	1%	7%	1%	8%
Franchise marketing fund revenue	13%	12%	14%	13%
Other service revenue	8%	9%	9%	8%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	8%	14%	7%	15%
Costs of franchise and service revenue	6%	5%	6%	5%
Selling, general and administrative expenses	49%	32%	49%	45%
Impairment of goodwill and other noncurrent assets	—%	17%	—%	10%
Depreciation and amortization	3%	4%	3%	4%
Marketing fund expense	17%	12%	18%	12%
Acquisition and transaction expense (income)	2%	(3)%	(1)%	(7)%
Total operating costs and expenses	86%	81%	82%	84%
Operating income (loss)	14%	19%	18%	16%
Other expense (income):
Interest income	(1)%	(1)%	(1)%	(1)%
Interest expense	23%	17%	23%	16%
Tax receivable agreement expense	—%	1%	—%	1%
Total other expense	22%	17%	22%	16%
Income (loss) before income taxes	(8)%	2%	(4)%	—%
Income taxes	—%	—%	—%	1%
Net income (loss)	(8)%	2%	(4)%	1%

Comparison of the three months ended June 30, 2026 and 2025

The following is a discussion of our consolidated results of operations for the three months ended June 30, 2026 versus the three months ended June 30, 2025.

Revenue

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Franchise revenue	$43,991	$45,353	$(1,362)	(3.0)%
Equipment revenue	7,058	9,509	(2,451)	(25.8)%
Merchandise revenue	542	5,613	(5,071)	(90.3)%
Franchise marketing fund revenue	8,733	9,461	(728)	(7.7)%
Other service revenue	5,644	6,272	(628)	(10.0)%
Total revenue, net	$65,968	$76,208	$(10,240)	(13.4)%

Total revenue, net. Total revenue was $66.0 million in the three months ended June 30, 2026, compared to $76.2 million in the three months ended June 30, 2025, a decrease of $10.2 million, or 13%. The decrease in total revenue was primarily due to lower merchandise revenue and lower equipment revenue related to a decrease in equipment installations.

Franchise revenue. Franchise revenue was $44.0 million in the three months ended June 30, 2026, compared to $45.4 million in the three months ended June 30, 2025, a decrease of $1.4 million, or 3%. Franchise revenue consisted of franchise royalty fees of $32.0 million, franchise territory fees of $6.2 million, technology fees of $3.3 million and training fees of $2.5 million in the three months ended June 30, 2026, compared to franchise royalty fees of $33.7 million, franchise territory fees of $4.4 million, technology fees of $4.4 million and training fees of $2.9 million in the three months ended June 30, 2025. The decrease in franchise royalty fees was primarily due to a decrease in same store sales coupled with a decrease due to brand divestitures in 2025. The increase in franchise territory fees is primarily attributed to an increase of $2.0 million in revenue recognized as a result of franchise agreement terminations year-over-year to $2.6 million in the three months ended June 30, 2026, compared to $0.6 million in the prior year period.

Equipment revenue. Equipment revenue was $7.1 million in the three months ended June 30, 2026, compared to $9.5 million in the three months ended June 30, 2025, a decrease of $2.5 million, or 26%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to a decrease in global equipment installations in the three months ended June 30, 2026, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $0.5 million in the three months ended June 30, 2026, compared to $5.6 million in the three months ended June 30, 2025, a decrease of $5.1 million, or 90%. The decrease in merchandise revenue was primarily due to the change in strategy to outsource our retail merchandise inventory and lower overall demand from studios compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.7 million in the three months ended June 30, 2026, compared to $9.5 million in the three months ended June 30, 2025, a decrease of $0.7 million, or 8%. The decrease was primarily due to a decrease in same store sales and the impact of divested brands compared to the prior year period.

Other service revenue. Other service revenue was $5.6 million in the three months ended June 30, 2026, compared to $6.3 million in the three months ended June 30, 2025, a decrease of $0.6 million, or 10%. The decrease was primarily due to a $0.4 million decrease in vendor commission and brand access fee revenues and $0.1 million decrease in package and memberships revenue.

Operating Costs and Expenses

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Costs of product revenue	$5,579	$10,505	$(4,926)	(46.9)%
Costs of franchise and service revenue	4,198	3,955	243	6.1%
Selling, general and administrative expenses	32,033	24,084	7,949	33.0%
Impairment of goodwill and other noncurrent assets	—	12,928	(12,928)	(100.0)%
Depreciation and amortization	1,765	2,973	(1,208)	(40.6)%
Marketing fund expense	11,440	8,855	2,585	29.2%
Acquisition and transaction expense (income)	1,439	(1,915)	3,354	(175.1)%
Total operating costs and expenses	$56,454	$61,385	$(4,931)	(8.0)%

Costs of product revenue. Costs of product revenue was $5.6 million in the three months ended June 30, 2026, compared to $10.5 million in the three months ended June 30, 2025, a decrease of $4.9 million, or 47%, compared to a decrease in related revenues of 50%. The decrease in cost of product revenue was primarily driven by strategic shift to outsource retail merchandise inventory and a reduction in global equipment installations during the three months ended June 30, 2026, compared to the prior year period. Costs of product revenue as a percentage of related revenue increased to 73% in the three months ended June 30, 2026, from 69% in the comparable prior year period.

Costs of franchise and service revenue. Costs of franchise and service revenue were $4.2 million in the three months ended June 30, 2026, compared to $4.0 million in the three months ended June 30, 2025, an increase of $0.2 million, or 6%. The increase was primarily due to a $0.8 million increase in franchise sales commissions partially offset by a $0.5 million decrease in costs related to technology fee revenue and other revenue, consistent with the related revenue decrease. The overall increase is consistent with the increase in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $32.0 million in the three months ended June 30, 2026, compared to $24.1 million in the three months ended June 30, 2025, an increase of $7.9 million, or 33%. The increase was primarily attributable to an increase in legal expenses of $5.7 million related to various legal matters including government investigations; an increase of $2.8 million in professional services and financial transaction fees, decrease in contingent consideration receivable of $3.7 million related to Lindora divestiture and an increase in marketing and advertising expenses of $1.1 million. The overall increase in selling, general and administrative expenses was partially offset by a decrease in salaries and wages of $1.4 million due to a reduction in headcount; a decrease of $1.0 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; $0.9 million decrease in bad debt expense, lower restructuring and related charges of $1.1 million in the current year period, a decrease in other variable expenses of $0.5 million and a $0.5 million decrease in loss on guaranty of franchisee third-party loans.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $0.0 million in the three months ended June 30, 2026, compared to $12.9 million in the three months ended June 30, 2025, a decrease of $12.9 million due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, and other noncurrent asset impairments of $2.0 million.

Depreciation and amortization. Depreciation and amortization expense was $1.8 million in the three months ended June 30, 2026, compared to $3.0 million in the three months ended June 30, 2025, a decrease of $1.2 million, or 41%. The decrease was primarily due to a decrease in intangible assets related to impairment during the three months ended June 30, 2025.

Marketing fund expense. Marketing fund expense was $11.4 million in the three months ended June 30, 2026, compared to $8.9 million in the three months ended June 30, 2025, an increase of $2.6 million, or 29%. The increase reflected the timing of incremental marketing spend, as the Company front-loaded more investment in the second quarter of 2026 compared with the second quarter of 2025. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended June 30, 2026, marketing fund revenue was $2.7 million lower than marketing fund expense.

Acquisition and transaction expense (income). Acquisition and transaction expense was $1.4 million in the three months ended June 30, 2026, compared to $1.9 million income in the three months ended June 30, 2025, a decrease of $3.4 million, or 175%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Interest income	$(668)	$(701)	$33	(4.7)%
Interest expense	14,948	12,975	1,973	15.2%
Tax receivable agreement expense	—	891	(891)	(100.0)%
Total other expense, net	$14,280	$13,165	$1,115	8.5%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $0.7 million in the three months ended June 30, 2026, compared to $0.7 million in the three months ended June 30, 2025.

Interest expense. Interest expense was $14.9 million in the three months ended June 30, 2026, compared to $13.0 million in the three months ended June 30, 2025, an increase of $2.0 million, or 15%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.0 million in the three months ended June 30, 2026, compared to $0.9 million in the three months ended June 30, 2025. The decrease was due to the absence of TRA expense in the current period. There is no TRA expense, as the Company recorded a pretax book loss after discrete items for the three months ended June 30, 2026 , as compared to pretax book income for the three months ended June 30, 2025.

Income Taxes

	Three Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Income taxes	$65	$312	$(247)	(79.2)%

Income taxes (benefit). Income taxes was (1.4%) of our share of pre-tax book loss in the three months ended June 30, 2026, compared to 18.8% of pre-tax book loss in the three months ended June 30, 2025. The decrease in income tax expense was primarily driven by pre-tax book loss after discrete items in the current period as compared to pre-tax book income after discrete items in the prior period.

Comparison of the six months ended June 30, 2026 and 2025

The following is a discussion of our consolidated results of operations for the six months ended June 30, 2026 versus the six months ended June 30, 2025.

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Franchise revenue	$85,145	$89,247	$(4,102)	(4.6)%
Equipment revenue	11,409	20,613	(9,204)	(44.7)%
Merchandise revenue	1,195	11,868	(10,673)	(89.9)%
Franchise marketing fund revenue	17,445	18,730	(1,285)	(6.9)%
Other service revenue	11,488	12,633	(1,145)	(9.1)%
Total revenue, net	$126,682	$153,091	$(26,409)	(17.3)%

Total revenue. Total revenue was $126.7 million in the six months ended June 30, 2026, compared to $153.1 million in the six months ended June 30, 2025, a decrease of $26.4 million, or 17%. The decrease in total revenue was primarily due to a decrease in equipment revenue due to a decrease in equipment installations and a decrease in merchandise revenue.

Franchise revenue. Franchise revenue was $85.1 million in the six months ended June 30, 2026, compared to $89.2 million in the six months ended June 30, 2025, a decrease of $4.1 million, or 5%. Franchise revenue consisted of franchise royalty fees of $63.9 million, franchise territory fees of $9.4 million, technology fees of $6.6 million and training fees of $5.2 million in the six months ended June 30, 2026, compared to franchise royalty fees of $66.2 million, franchise territory fees of $8.1 million, technology fees of $8.8 million and training fees of $6.1 million in the six months ended June 30, 2025. The decrease in franchise royalty fees was primarily due to a decrease in same store sales coupled with a decrease due to brand divestitures in 2025. The increase in franchise territory fees is primarily attributed to an increase of $1.6 million in revenue recognized as a result of franchise agreement terminations year-over-year to $3.0 million in the six months ended June 30, 2026, compared to $1.4 million in the prior year period.

Equipment revenue. Equipment revenue was $11.4 million in the six months ended June 30, 2026, compared to $20.6 million in the six months ended June 30, 2025, a decrease of $9.2 million, or 45%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily driven by a decrease in global equipment installations in the six months ended June 30, 2026, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and consistent with the decrease in franchise license sales in recent periods.

Merchandise revenue. Merchandise revenue was $1.2 million in the six months ended June 30, 2026, compared to $11.9 million in the six months ended June 30, 2025, a decrease of $10.7 million, or 90%. The decrease in merchandise revenue was primarily due to the change in strategy to outsource our retail merchandise inventory and lower overall demand from studios compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $17.4 million in the six months ended June 30, 2026, compared to $18.7 million in the six months ended June 30, 2025, a decrease of $1.3 million, or 7%. The decrease was primarily due to a decrease in same store sales and the impact of divested brands compared to the prior year period.

Other service revenue. Other service revenue was $11.5 million in the six months ended June 30, 2026, compared to $12.6 million in the six months ended June 30, 2025, a decrease of $1.1 million, or 9%. The decrease was primarily due to a $1.0 million decrease in vendor commission and brand access fee revenues.

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Costs of product revenue	$9,209	$22,477	$(13,268)	(59.0)%
Costs of franchise and service revenue	7,460	8,052	(592)	(7.4)%
Selling, general and administrative expenses	62,073	69,629	(7,556)	(10.9)%
Impairment of goodwill and other assets	—	14,843	(14,843)	(100.0)%
Depreciation and amortization	4,017	5,929	(1,912)	(32.2)%
Marketing fund expense	23,114	18,212	4,902	26.9%
Acquisition and transaction income	(1,748)	(10,553)	8,805	(83.4)%
Total operating costs and expenses	$104,125	$128,589	$(24,464)	(19.0)%

Costs of product revenue. Costs of product revenue was $9.2 million in the six months ended June 30, 2026, compared to $22.5 million in the six months ended June 30, 2025, a decrease of $13.3 million, or 59%, compared to a decrease in related revenues of 73%. The decrease in cost of product revenue was primarily driven by a strategic shift to outsource retail merchandise inventory and a decrease in global equipment installations in the six months ended June 30, 2026, compared to the prior year period. Costs of product revenue as a percentage of related revenue increased to 73% in the six months ended June 30, 2026 from 69% in the comparable prior year period.

Costs of franchise and service revenue. Costs of franchise and service revenue were $7.5 million in the six months ended June 30, 2026, compared to $8.1 million in the six months ended June 30, 2025, a decrease of $0.6 million, or 7%. The decrease was primarily due to a $0.5 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease.

Selling, general and administrative expenses. Selling, general and administrative expenses were $62.1 million in the six months ended June 30, 2026, compared to $69.6 million in the six months ended June 30, 2025, a decrease of $7.6 million, or 11%. The decrease was primarily attributable to a decrease in salaries and wages of $3.0 million due to a reduction in headcount, a decrease in legal expenses of $6.6 million (including nonrecurring insurance credits of $2.2 million in the current period) related to various legal matters including government investigations; a decrease of $2.3 million in equity-based compensation expense due to higher forfeitures in the prior year period; $1.1 million decrease in bad debt expense, lower restructuring and related charges of $0.6 million in the current year period, a $0.6 million decrease in loss on guaranty of franchisee third-party loans and a decrease in other variable expenses of $0.8 million. The decrease in selling, general and administrative expenses was partially offset by an increase of $2.5 million in professional services and financial transaction fees, decrease in contingent consideration receivable of $3.7 million related to Lindora divestiture and an increase in marketing and advertising expenses of $1.2 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $0.0 million in the six months ended June 30, 2026, compared to $14.8 million in the six months ended June 30, 2025, a decrease of $14.8 million, or 100%. The decrease was due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, and other noncurrent asset impairments of $3.9 million in the prior year.

Depreciation and amortization. Depreciation and amortization expense was $4.0 million in the six months ended June 30, 2026, compared to $5.9 million in the six months ended June 30, 2025, a decrease of $1.9 million, or 32%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2025.

Marketing fund expense. Marketing fund expense was $23.1 million in the six months ended June 30, 2026, compared to $18.2 million in the six months ended June 30, 2025, an increase of $4.9 million, or 27%. The increase reflected the timing of incremental marketing spend, as the Company front-loaded more investment in the six months ended June 30, 2026 compared with the prior year. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the six months ended June 30, 2026, marketing fund revenue was $5.7 million lower than marketing fund expense.

Acquisition and transaction expenses (income). Acquisition and transaction income was $1.7 million in the six months ended June 30, 2026, compared to income of $10.6 million in the six months ended June 30, 2025, a decrease in income of $8.8 million, or 83%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Interest income	$(1,305)	$(1,320)	$15	(1.1)%
Interest expense	29,442	24,363	5,079	20.8%
Tax receivable agreement expense	—	1,975	(1,975)	(100.0)%
Total other expense, net	$28,137	$25,018	$3,119	12.5%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $1.3 million in the six months ended June 30, 2026, compared to $1.3 million in the six months ended June 30, 2025.

Interest expense. Interest expense was $29.4 million in the six months ended June 30, 2026, compared to $24.4 million in the six months ended June 30, 2025, an increase of $5.1 million, or 21%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.0 million in the six months ended June 30, 2026, compared to $2.0 million in the six months ended June 30, 2025.

	Six Months Ended June 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Income taxes	$71	$797	$(726)	(91.1)%

Income taxes. Income taxes were -1.3% of pre-tax book loss in the six months ended June 30, 2026, compared to -154.5% in the six months ended June 30, 2025. The decrease in income tax expense was primarily driven by pre-tax book loss after discrete items in the current period as compared to pre-tax book income after discrete items in the prior period.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business net of insurance reimbursements), fees for financial transactions (including costs related to strategic alternatives and other contemplated corporate transactions), expense related to the remeasurement of our TRA obligation, expense related to loss on impairment of goodwill and other noncurrent assets, loss and expenses related to brand divestitures (including expenses directly related to the divested brands for arrangements that existed prior to divestiture), executive transition costs (consisting of executive recruiting costs and other related costs), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. For the six months ended June 30, 2026, loss and expenses due to brand divestitures (excluding impairments) primarily represents net expenses of $0.5 million in connection with brand divestitures and outsourcing of our retail merchandising, loss on franchisee loan guarantees of $0.8 million related to divested brands and decrease in contingent consideration receivable related to Lindora of $3.7 million. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$(4,831)	$1,346	$(5,651)	$(1,313)
Interest expense, net	14,280	12,274	28,137	23,043
Income taxes	65	312	71	797
Depreciation and amortization	1,765	2,973	4,017	5,929
EBITDA	11,279	16,905	26,574	28,456
Equity-based compensation	1,703	2,666	3,687	5,947
Employer payroll taxes related to equity-based compensation	28	144	72	259
Acquisition and transaction expense (income)	1,439	(1,915)	(1,748)	(10,553)
Litigation expenses (benefit)	791	(4,921)	4,831	11,268
Financial transaction fees and related expenses	1,592	139	1,781	442
TRA remeasurement	—	891	—	1,975
Impairment of goodwill and other noncurrent assets	—	12,928	—	14,843
Loss and expenses due to brand divestitures (excluding impairments)	4,004	—	4,964	81
Executive transition costs	931	—	931	—
Transformation initiative costs	—	—	—	889
Restructuring and related charges (excluding impairments)	168	1,263	1,256	1,818
Adjusted EBITDA	$21,935	$28,100	$42,348	$55,425

Liquidity and Capital Resources

As of June 30, 2026, we had $18.2 million of cash and cash equivalents, excluding $6.8 million of restricted cash consisting of marketing fund restricted cash of $6.0 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning August 7, 2026 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring us to maintain a Total Net Leverage Ratio (as discussed further in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans and the Revolving Loans will both mature five years after the Closing Date. As of June 30, 2026 the Company was in compliance with these covenants.

Commencing with the fiscal quarter ending March 31, 2026, and subject to customary adjustments, we will be required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement was $2.6 million during the six months ended June 30, 2026.

The total principal amount outstanding on the Closing Date Term Loans was $522.4 million at June 30, 2026. See Note 7 of Notes to Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At June 30, 2026, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table presents summary cash flow information for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(25,727)	$8,341
Net cash provided by (used in) investing activities	(1,209)	(2,860)
Net cash provided by (used in) financing activities	6,061	459
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,875)	$5,940

Cash Flows from Operating Activities

In the six months ended June 30, 2026, cash used in operating activities was $25.7 million, compared to cash provided by operating activities of $8.3 million in the six months ended June 30, 2025, a decrease in cash provided of $34.1 million. Of the change, $16.3 million was due to decrease in earnings after adjustments to reconcile net loss to net cash provided by (used in) operating activities and $43.7 million in unfavorable changes in working capital related to inventories, operating lease liabilities, accounts payable, other assets and accrued expenses, offset by $26.0 million in favorable changes in working capital related to accounts receivable, prepaid expenses and other current assets, deferred costs, other current liabilities, deferred revenue and other liabilities in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Cash Flows from Investing Activities

In the six months ended June 30, 2026 and 2025, cash used in investing activities was $1.2 million and $2.9 million, respectively. The change year over year of $1.7 million was primarily attributable to decrease in cash used to purchase property and equipment of $1.3 million in the current year.

Cash Flows from Financing Activities

In the six months ended June 30, 2026, cash provided by financing activities was $6.1 million, compared to cash provided of $0.5 million in the six months ended June 30, 2025, representing a year over year change of $5.6 million. The increase in cash provided was primarily attributable to cash used for payments of preferred stock dividend of $3.8 million in the prior year. In addition, in the current period compared to the prior period, cash provided increased due to lower payments for distributions to Pre-IPO Members of $0.3 million and lower payments for taxes related to net share settlement of restricted share units of $0.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $4.6 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of June 30, 2026 no accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of June 30, 2026, a $2.0 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of June 30, 2026, the outstanding principal balance, net of exit fee, of $522.4 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $5.2 million.

Foreign Currency Risk

We operate internationally; however, our franchise agreements, including international agreements, are primarily denominated and settled in U.S. dollars. Accordingly, we do not believe we have material exposure to foreign currency exchange risk for the six months ended June 30, 2026 and 2025 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of June 30, 2026, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended as of June 30, 2026.

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

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2026, as a result of the material weaknesses in our internal control over financial reporting discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Plan Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2026, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of June 30, 2026, this evaluation of remediation activities remains ongoing.

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
10.1

Amendment to Xponential Fitness, Inc., Omnibus Incentive Plan†(Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).

10.2	Xponential Fitness, Inc., Executive Severance Plan†(Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).

10.3

Offer Letter, dated as of May 5, 2026, between the Company and Danielle Porto Parra† (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2026).

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

Xponential Fitness, Inc. (Registrant)

Date: August 7, 2026	By:	/s/ Robert K. Julian
Robert K. Julian
Interim Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)