Form 10-Q
period 2026-09-30
Xponential Fitness, Inc.
filed 2026-11-09
CIK 1802156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40638

Xponential Fitness, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4395129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17877 Von Karman Ave., Suite 150 Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 346-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	XPOF	New York Stock Exchange
Series B Preferred Stock Purchase Rights		New York Stock Exchange

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

The number of outstanding shares (in thousands) of the registrant’s Class A common stock and Class B common stock as of October 31, 2026 was 42,513 and 6,879 shares, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Xponential Fitness, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash, cash equivalents and restricted cash	$27,183	$45,863
Accounts receivable, net	14,814	18,449
Inventories	5,297	2,222
Prepaid expenses and other current assets	19,164	24,151
Deferred costs, current portion	4,239	3,671
Notes receivable, net	15	290
Total current assets	70,712	94,646
Property and equipment, net	9,374	10,891
Right-of-use assets	10,684	13,736
Goodwill	127,789	127,789
Intangible assets, net	65,201	66,507
Deferred costs, net of current portion	20,303	24,860
Other assets	4,380	7,205
Total assets	$308,443	$345,634
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$24,518	$26,282
Accrued expenses	21,033	51,202
Deferred revenue, current portion	20,099	19,324
Line of credit	10,000	—
Current portion of long-term debt	13,125	5,250
Other current liabilities	13,606	13,917
Total current liabilities	102,381	115,975

Deferred revenue, net of current portion	61,257	69,567
Contingent consideration from acquisitions (Note 14)	4,718	10,309
Long-term debt, net of current portion, discount and issuance costs	491,204	500,500
Lease liabilities, net of current portion	9,886	14,243
Other liabilities	8,817	6,993
Total liabilities	678,263	717,587
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.0001 par value, 400 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Stockholders' equity (deficit):
Undesignated preferred stock, $0.0001 par value, 4,600 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 500,000 shares authorized, 42,260 and 35,256 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	3
Class B common stock, $0.0001 par value, 500,000 shares authorized, 7,101 and 13,738 shares issued, and 7,026 and 13,663 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	1
Additional paid-in capital	444,638	489,732
Receivable from shareholder (Note 9)	(18,051)	(16,603)
Accumulated deficit	(741,173)	(740,520)
Treasury stock, at cost, 75 shares outstanding as of September 30, 2026 and December 31, 2025	(1,697)	(1,697)
Total stockholders' deficit attributable to Xponential Fitness, Inc.	(316,279)	(269,084)
Noncontrolling interests	(53,541)	(102,869)
Total stockholders' deficit	(369,820)	(371,953)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$308,443	$345,634

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net:
Franchise revenue	$43,409	$51,882	$128,554	$141,129
Equipment revenue	4,294	7,459	15,703	28,072
Merchandise revenue	383	4,802	1,578	16,670
Franchise marketing fund revenue	8,465	8,827	25,910	27,557
Other service revenue	5,710	5,854	17,198	18,487
Total revenue, net	62,261	78,824	188,943	231,915
Operating costs and expenses:
Costs of product revenue	3,140	10,246	12,349	32,723
Costs of franchise and service revenue	4,323	7,047	11,783	15,099
Selling, general and administrative expenses	28,205	24,664	90,278	94,293
Impairment of goodwill and other noncurrent assets	—	17,568	—	32,411
Depreciation and amortization	1,329	3,679	5,346	9,608
Marketing fund expense	9,565	8,983	32,679	27,195
Acquisition and transaction expense (income)	(3,843)	3,071	(5,591)	(7,482)
Total operating costs and expenses	42,719	75,258	146,844	203,847
Operating income	19,542	3,566	42,099	28,068
Other expense (income):
Interest income	(684)	(1,094)	(1,989)	(2,414)
Other income	—	(1,133)	—	(1,133)
Interest expense	15,195	12,917	44,637	37,280
Tax receivable agreement expense (income)	—	(644)	—	1,331
Total other expense	14,511	10,046	42,648	35,064
Income (loss) before income taxes	5,031	(6,480)	(549)	(6,996)
Income taxes	123	266	194	1,063
Net income (loss)	4,908	(6,746)	(743)	(8,059)
Less: net income (loss) attributable to noncontrolling interests	699	(1,887)	(90)	(2,246)
Net income (loss) attributable to Xponential Fitness, Inc.	$4,209	$(4,859)	$(653)	$(5,813)

Net earnings (loss) per share of Class A common stock:
Basic	$0.10	$(0.18)	$(0.02)	$(0.28)
Diluted	$0.10	$(0.18)	$(0.02)	$(0.28)
Weighted average shares of Class A common stock outstanding:
Basic	42,241	35,110	40,548	34,669
Diluted	49,271	35,110	40,548	34,669

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Changes to Stockholders' Equity (Deficit)

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Receivable from Shareholder	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
Balance at December 31, 2025	35,256	$3	13,738	$1	75	$(1,697)	$489,732	$(16,603)	$(740,520)	$(102,869)	$(371,953)
Equity-based compensation	—	—	—	—	—	—	1,984	—	—	—	1,984
Net loss	—	—	—	—	—	—	—	—	(725)	(95)	(820)
Conversion of Class B shares to Class A shares	6,435	1	(6,435)	(1)	—	—	(47,449)	—	—	47,449	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	121	—	—	—	—	—	(632)	—	—	—	(632)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(413)	—	—	(413)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(138)	(138)
Balance at March 31, 2026	41,812	4	7,303	—	75	(1,697)	443,635	(17,016)	(741,245)	(55,653)	(371,972)
Equity-based compensation	—	—	—	—	—	—	1,703	—	—	—	1,703
Net loss	—	—	—	—	—	—	—	—	(4,137)	(694)	(4,831)
Conversion of Class B shares to Class A shares	193	—	(193)	—	—	—	(1,720)	—	—	1,720	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	191	—	—	—	—	—	(471)	—	—	—	(471)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(486)	—	—	(486)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	(38)	(38)
Balance at June 30, 2026	42,196	4	7,110	—	75	(1,697)	443,147	(17,502)	(745,382)	(54,665)	(376,095)
Equity-based compensation	—	—	—	—	—	—	2,033	—	—	—	2,033
Net income	—	—	—	—	—	—	—	—	4,209	699	4,908
Conversion of Class B shares to Class A shares	9	—	(9)	—	—	—	(418)	—	—	418	—
Issuance of Class A common stock under stock-based compensation plans, net of shares withheld for taxes	55	—	—	—	—	—	(124)	—	—	—	(124)
Loan to shareholder and accumulated interest	—	—	—	—	—	—	—	(549)	—	—	(549)
Distributions paid to Pre-IPO LLC Members	—	—	—	—	—	—	—	—	—	7	7
Balance at September 30, 2026	42,260	$4	7,101	$-	75	$(1,697)	$444,638	$(18,051)	$(741,173)	$(53,541)	$(369,820)

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

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(743)	$(8,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,346	9,608
Amortization and write off of debt issuance costs	234	123
Amortization and write off of discount on long-term debt	2,421	5,995
Change in contingent consideration from acquisitions	(5,591)	(7,482)
Non-cash lease expense	2,846	3,173
Change in tax receivable agreement liability	—	1,331
Bad debt expense	988	2,786
Equity-based compensation	5,720	8,341
Non-cash interest	(1,473)	(1,552)
Gain on disposal of assets and lease terminations	(718)	(5,021)
Gain on divestitures	—	(4,866)
Change in contingent consideration receivable from Lindora	3,574	—
Impairment of goodwill and other noncurrent assets	—	32,411
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	3,147	4,517
Inventories	(3,075)	4,355
Prepaid expenses and other current assets	4,155	(12,344)
Operating lease liabilities	(2,958)	(2,772)
Deferred costs	3,989	6,146
Notes receivable, net	4	3
Accounts payable	(2,960)	(11,390)
Accrued expenses	(30,669)	1,994
Other current liabilities	266	(3,837)
Deferred revenue	(7,536)	(17,537)
Other assets	108	1,547
Other liabilities	1,824	10,170
Net cash provided by (used in) operating activities	(21,101)	17,640
Cash flows from investing activities:
Purchases of property and equipment	(1,282)	(3,070)
Purchase of intangible assets	(1,097)	(1,224)
Notes receivable issued	—	(173)
Notes receivable payments received	273	169
Proceeds from disposition of brands	—	2,000
Net cash used in investing activities	(2,106)	(2,298)
Cash flows from financing activities:
Borrowings from long-term debt, net of original discount issue	—	10,000
Payments on long-term debt	(3,938)	(4,123)
Debt issuance costs	—	(90)
Payment of preferred stock dividend	—	(5,694)
Payment of promissory note liability	—	(3,392)
Borrowings from line of credit	10,000	—
Payments of contingent consideration	—	(500)
Payments for taxes related to net share settlement of restricted share units	(1,285)	(2,296)
Proceeds from issuance of common stock in connection with stock-based compensation plans	58	122
Payments for distributions to Pre-IPO LLC Members	(169)	(483)
Reimbursement from shareholder (Note 9)	(139)	(162)
Net cash provided by (used in) financing activities	4,527	(6,618)
Increase (decrease) in cash, cash equivalents and restricted cash	(18,680)	8,724
Cash, cash equivalents and restricted cash, beginning of period	45,863	32,739
Cash, cash equivalents and restricted cash, end of period	$27,183	$41,463

See accompanying notes to condensed consolidated financial statements.

Xponential Fitness, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Interest paid	$45,645	$30,966
Income taxes paid, net	211	252
Non-cash investing and financing activities:
Capital expenditures accrued at period end	$488	$767
Debt issuance costs paid-in-kind - long-term debt	—	10,872
Debt issuance costs exit fees - long-term debt	—	7,248
Notes receivable	—	5,000

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

As of September 30, 2026, the Company’s portfolio of five brands consisted of: “Club Pilates,” a Pilates facility franchisor; “StretchLab,” a fitness concept offering one-on-one assisted stretching services; “YogaSix,” a yoga concept that concentrates on connecting to one’s body in a way that is energizing; “Pure Barre,” a total body workout concept that uses the ballet barre to perform small isometric movements; and “BFT,” a high-intensity interval training concept that combines functional, high-energy strength, cardio and conditioning-based classes, designed to achieve the unique health goals of its members. The Company, through its boutique fitness brands, licenses its proprietary systems to franchisees who in turn operate studios to promote training and instruction programs to their club members within each vertical. Prior to the divestitures of the CycleBar and Rumble brands in July 2025, the Company, through its ownership of the CycleBar and Rumble brands, franchised boutique fitness studios dedicated to indoor cycling and boxing disciplines, respectively. Additionally, prior to the divestiture of the Lindora brand in September 2025, the Company, through its ownership of the Lindora brand, franchised clinics that provided medically guided wellness and metabolic health solutions to its members. In addition to franchised studios, the Company operated one company-owned transition studio as of September 30, 2026 and 2025.

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

Note 2 – Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash – The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company's restricted cash consists of marketing fund restricted cash, which can only be used for activities that promote the Company’s brands and guarantee of standby letter of credit (See Note 14). Marketing fund restricted cash was $4,774 and $11,406 at September 30, 2026 and December 31, 2025, respectively. The interest earned on marketing fund restricted cash accounts is also restricted for use. Restricted cash was $5,562 and $12,194 at September 30, 2026 and December 31, 2025, respectively.

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

The following table provides a reconciliation of the activity related to the Company’s accounts receivable and notes receivable allowance for credit losses:

	Accounts receivable	Notes receivable	Total
Balance at December 31, 2025	$1,673	$43	$1,716
Bad debt expense recognized during the year	988	—	988
Write-off of uncollectible amounts	(5)	—	(5)
Balance at September 30, 2026	$2,656	$43	$2,699

Revenue recognition – The Company’s contracts with customers consist of franchise agreements with franchisees. The Company also enters into agreements to sell merchandise and equipment, training, and on-demand video services. The Company’s revenues primarily consist of franchise license revenues, other franchise-related revenues including equipment and merchandise sales and training revenue. In addition, the Company earns on-demand revenue, service revenue and other revenue.

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

Interim Reporting (Topic 270) – In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” This standard improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact the new standard may have, but does not expect it to have a significant impact on its condensed consolidated financial statements.

Supplemental balance sheet information

	September 30,	December 31,
	2026	2025
Prepaid expenses and other current assets
Prepaid expenses and other	$6,950	$6,989
Contingent consideration receivable, current portion	—	694
Insurance receivable	—	5,000
Tax receivables	3,276	2,708
Gift card receivable	8,938	8,760
Total prepaid expenses and other current assets	$19,164	$24,151

Accrued expenses
Accrued compensation	$2,361	$4,464
Contingent consideration from acquisitions, current portion	—	500
Sales tax accruals	630	711
Legal accruals, current portion	5,575	33,047
Other accruals	12,467	12,480
Total accrued expenses	$21,033	$51,202

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Other current liabilities
Lease liabilities, current portion	$4,122	$4,701
Gift card liability	8,938	8,760
Other current liabilities	546	456
Total other current liabilities	$13,606	$13,917

Other liabilities
Legal accruals, net of current portion	$8,657	$6,833
Other liabilities	160	160
Total other liabilities	$8,817	$6,993

	Nine Months Ended September 30,
	2026	2025
Impairment of goodwill and other noncurrent assets
Goodwill	$—	$7,451
Indefinite-lived intangible assets	—	3,449
Definite-lived intangible assets	—	12,700
Property and equipment assets	—	2,234
Right-of-use assets	—	6,577
Total impairment of goodwill and other noncurrent assets	$—	$32,411

Note 3 – Acquisitions and Dispositions

The Company completed the following acquisitions and dispositions which contain Level 3 fair value measurements related to the recognition of goodwill and intangibles.

Studios

During the nine months ended September 30, 2026 and 2025, the Company operated one company-owned transition studio and did not close or refranchise this studio.

When the Company believes that a studio will be refranchised for a price less than its carrying value but does not believe the studio has met the criteria to be classified as held for sale, the Company reviews the studio for impairment. The Company evaluates the recoverability of the studio assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the studio. For studio assets that are not deemed to be recoverable, the Company recognizes impairment for any excess of carrying value over the fair value of the studios, which is based on the expected net sales proceeds. During the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment charges related to studio assets. See Note 8 for discussion of impairment charges related to right-of-use assets.

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

Divestiture of Lindora brand – On September 19, 2025, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Lindora brand, including the intellectual property, franchise rights and franchise agreements for open studios, and retained certain liabilities, including liabilities related to known litigation, pre-litigation, and disputes as of the closing of the divestiture. The Company will receive consideration of up to $6,000 from the divestiture of the Lindora brand, which will be received monthly based on 7% of the monthly cash-basis gross revenue of the legacy studio locations. Payments will continue until the earlier of receipt of $6,000 or seven years. At the disposition date the Company determined that the fair value of the estimated contingent consideration receivable was $3,764, of which $456 and $3,308 was included with prepaid expenses and other current assets and other assets, respectively. The fair value of the estimated contingent consideration receivable was determined using probability weighted discounted cash flows through the seven year period. The divestiture allows the Company to better focus and utilize its resources on its other brands. The divested brand did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, it was not presented as discontinued operations. The Company recorded interest income of $52 and $163 for the three and nine months ended September 30, 2026, respectively, which was recorded as interest income in the condensed consolidated statements of operations. The Company recorded an increase (decrease) in contingent consideration receivable of $19 and $(3,574) for the three and nine months ended September 30, 2026, respectively, which was recorded as SG&A expenses in the condensed consolidated statements of operations. The Company did not receive any consideration during the three and nine months ended September 30, 2026. At September 30, 2026, contingent consideration receivable was $965, which is included with other assets in the condensed consolidated balance sheets.

Note 4 – Contract Liabilities and Costs from Contracts with Customers

Contract liabilities – Contract liabilities consist of deferred revenue resulting from franchise fees (franchise fees, development fees and master franchise fees paid by franchisees), which are recognized over time on a straight-line basis over the franchise agreement term. The Company also receives upfront payments from vendors under agreements that give the vendors access to franchisees’ members to provide certain services to the members (“brand fees”). Revenue from the upfront payments is recognized on a straight-line basis over the agreement term and is reported in other service revenue. Also included in the deferred revenue balance are non-refundable prepayments for merchandise and equipment, as well as revenues for training, service revenue and on-demand fees for which the associated products or services have not yet been provided to the customer. The Company classifies these contract liabilities as either current deferred revenue or non-current deferred revenue in the condensed consolidated balance sheets based on the anticipated timing of delivery. The following table reflects the change in franchise, including area development and multi-unit agreements and brand fee contract liabilities for the nine months ended September 30, 2026. Other deferred revenue amounts of $9,640 are excluded from the table as the original expected duration of the contracts is one year or less.

	Franchise development fees	Brand fees	Total
Balance at December 31, 2025	78,161	707	78,868
Revenue recognized that was included in deferred revenue at the beginning of the year (1)	(13,164)	(555)	(13,719)
Increase, excluding amounts recognized as revenue during the period	4,492	2,075	6,567
Balance at September 30, 2026	$69,489	$2,227	$71,716
(1)
Includes revenue recognized as a result of terminations of $6,208 for the nine months ended September 30, 2026.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table illustrates estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2026. The expected future recognition period for deferred franchise and area development fees related to unopened studios is based on management’s best estimate of the beginning of the franchise license term for those studios. The Company elected to not disclose short term contracts, sales and usage-based royalties, marketing fees and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in revenue	Franchise development fees	Brand fees	Total
Remainder of 2026	$2,525	$1,262	$3,787
2027	8,692	902	9,594
2028	8,423	63	8,486
2029	8,063	—	8,063
2030	7,543	—	7,543
Thereafter	34,243	—	34,243
	$69,489	$2,227	$71,716

The following table reflects the components of deferred revenue:

	September 30,	December 31,
	2026	2025
Franchise development fees	$69,489	$78,161
Brand fees	2,227	707
Equipment and other	9,640	10,023
Total deferred revenue	81,356	88,891
Non-current portion of deferred revenue	61,257	69,567
Current portion of deferred revenue	$20,099	$19,324

Contract costs – Contract costs consist of deferred commissions resulting from franchise and area development sales by third-party and affiliate brokers and sales personnel. The total commission is deferred at the point of a franchise sale. The commissions are evenly split among the number of studios purchased under the development agreement and begin to be amortized when a subsequent or initial franchise agreement is executed. The commissions are recognized on a straight-line basis over the initial ten-year franchise agreement term to align with the recognition of the franchise agreement or area development fees. The Company classifies these deferred contract costs as either current deferred costs or non-current deferred costs in the condensed consolidated balance sheets. The associated expense is classified within costs of franchise and service revenue in the condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, there were approximately $3,123 and $3,301 of current deferred commission costs and approximately $20,193 and $24,744 in non-current deferred commission costs, respectively. The Company recognized approximately $1,147 and $2,457 in costs as a result of terminations for the three and nine months ended September 30, 2026, respectively, and $2,905 and $3,554 for the three and nine months ended September 30, 2025, respectively. The Company recognized franchise sales commission expense of approximately $2,076 and $5,238 for the three and nine months ended September 30, 2026, respectively, and $4,643 and $7,324 for the three and nine months ended September 30, 2025, respectively.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Furniture and equipment	$3,624	$3,581
Computers and software	20,464	19,283
Vehicles	285	285
Leasehold improvements	7,388	7,386
Construction in progress	1,673	1,475
Less: accumulated depreciation	(24,060)	(21,119)
Total property and equipment	$9,374	$10,891

Depreciation expense for the three and nine months ended September 30, 2026 was $911 and $2,943, respectively, and $1,335 and $3,318 for the three and nine months ended September 30, 2025, respectively.

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

Note 6 – Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired related to the original purchase of the various franchise businesses and acquisition of company-owned transition studios. Goodwill is not amortized but is tested annually for impairment or more frequently if indicators of potential impairment exist. The carrying value of goodwill at both September 30, 2026 and December 31, 2025, totaled $127,789. Cumulative goodwill impairment was $55,371 at both September 30, 2026 and December 31, 2025. The impairment charges are included within impairment of goodwill and other noncurrent assets in the Company's condensed consolidated statements of operations.

At December 31, 2025, the goodwill related to the Pure Barre reporting unit of $42,548 is at a heightened risk of future impairment as the fair value of the Pure Barre reporting unit, and its associated assets, exceeded its carrying value by approximately 6%. This meaningful decline in the fair value cushion above the carrying value is driven by decreases to the amount and timing of expected future cash flows, an inability to execute management’s business strategies or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. At September 30, 2026, the goodwill related to the Pure Barre Reporting unit remains at a heightened risk of future impairment.

At September 30, 2026, the YogaSix and StretchLab reporting units had negative carrying values. The goodwill related to the YogaSix and StretchLab reporting units were $3,927 and $2,770, respectively, as of September 30, 2026.

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

During the quarter ended June 30, 2025, the Company also determined that the carrying value of the trademark intangible asset related to the CycleBar reporting unit was in excess of its fair value and recognized an impairment loss of $3,449. The fair value was determined using Level 3 inputs.

During the quarter ended September 30, 2025, the Company determined that the carrying value of the BFT trademark, franchise agreement and deferred video production intangible assets were in excess of their fair value and recognized an aggregate impairment loss of $12,700. The fair value of the trademark intangible asset was determined by the relief from royalty method using Level 3 inputs. The discount rate and royalty rate used in the relief from royalty valuation was 17.0% and 0.5%, respectively. The fair value of the franchise agreement intangible asset was determined by the excess earnings method, which represents the multi-period excessive earnings generated by the asset that remains after a deduction for a return on other contributory assets using Level 3 inputs. The discount rate used in the excess earnings valuation was 14.0%.

Intangible assets consisted of the following:

		September 30, 2026			December 31, 2025
	Amortization period (years)	Gross amount	Accumulated amortization	Net amount	Gross amount	Accumulated amortization	Net amount
Trademarks	10	$7,727	$(7,573)	$154	$7,727	$(7,504)	$223
Franchise agreements	7.5 – 10	26,960	(26,625)	335	26,960	(25,294)	1,666
Intellectual property	5	670	(369)	301	670	(268)	402
Web design and domain	3 – 10	412	(398)	14	412	(390)	22
Deferred video production costs	3	7,139	(5,449)	1,690	6,042	(4,555)	1,487
Other intangible assets	1	560	(560)	—	560	(560)	—
Total definite-lived intangible assets		43,468	(40,974)	2,494	42,371	(38,571)	3,800
Indefinite-lived intangible assets:
Trademarks	N/A	62,707	—	62,707	62,707	—	62,707
Total intangible assets		$106,175	$(40,974)	$65,201	$105,078	$(38,571)	$66,507

Amortization expense was $418 and $2,403 for the three and nine months ended September 30, 2026, respectively, and $2,344 and $6,290 for the three and nine months ended September 30, 2025, respectively.

The anticipated future amortization expense of intangible assets is as follows:

Amount
Remainder of 2026	$410
2027	1,251
2028	718
2029	115
2030	—
Thereafter	—
Total	$2,494

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

On December 8, 2025 (the “Closing Date”), the Company entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525,000 (the “Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25,000 (the “Revolving Loans”). The Closing Date Term Loans and Revolving Loans will bear interest at a rate per annum based upon, at the Company’s option, either the Term SOFR or the Base Rate (as defined in the Credit Agreement), plus, in each case, a leverage-based margin (10.5% at September 30, 2026).

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Commencing with the quarter ended March 31, 2026, and subject to customary adjustments, the Company is required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement is $1,313 and $3,938 for the three months ended September 30, 2026 and nine months ended September 30, 2026, respectively.

The Credit Agreement includes provisions requiring customary mandatory prepayments, including, without limitation, arising from the incurrence of new debt or the receipt of proceeds from certain dispositions or casualty events, in each case, subject to customary exceptions for facilities of this type.

In addition, the Credit Agreement includes subjective acceleration clauses, which could impact debt classification. The Company believes that no events have occurred at September 30, 2026 that would trigger a subjective acceleration clause.

The obligations of the Company under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of XPO Holding (collectively, the “Guarantors”, and together with the Company, the “Loan Parties”) and are secured by a first priority lien on substantially all of the Loan Parties’ assets, subject to customary exceptions.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict the ability of XPO Holdings, the Company and its certain subsidiaries to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring the Company to maintain a Total Net Leverage Ratio (as defined in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans will mature five years after the Closing Date and the Revolving Loans will terminate five years after the Closing Date. As of September 30, 2026, the Company was in compliance with these covenants.

On April 7, 2026, the Company borrowed $10,000 on the revolving credit facility. Borrowings, if any, under the Revolving Loans will bear interest equal to 10.5%. We are also required to pay a commitment fee on the unused portion of the Revolving Loans on a quarterly basis equal to 0.5%.

The Company incurred debt issuance costs of $0 and $90 for the nine months ended September 30, 2026 and 2025, respectively. Debt issuance cost amortization and write off amounted to $78 and $234 for the three and nine months ended September 30, 2026, respectively, and $36 and $123 for the three and nine months ended September 30, 2025, respectively, which were recorded as interest expense in the consolidated statements of operations. Unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, were $1,245 and $1,538, respectively, and are presented as a reduction to long-term debt in the condensed consolidated balance sheets. Unamortized original issue discount as of September 30, 2026 and December 31, 2025, was $15,489 and $18,626, respectively, and is presented as a reduction to long-term debt in the condensed consolidated balance sheets.

Principal payments on outstanding balances of long-term debt as of September 30, 2026 were as follows:

Amount
Remainder of 2026	$1,313
2027	15,750
2028	26,250
2029	26,250
2030	451,500
Total	$521,063

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The carrying value of the Company’s long-term debt approximated fair value as of September 30, 2026 and December 31, 2025 due to the variable interest rate, which is a Level 2 input.

Note 8 – Leases

The Company leases office space, company-owned transition studios, warehouse, training centers and a video recording studio. Certain real estate leases include one or more options to renew. The Company has in the past guaranteed lease agreements for certain franchisees. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.

Right-of-use (“ROU”) assets from operating leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, and are reviewed for impairment when indicators of impairment are present. ASC Topic 360 requires three steps to identify, recognize and measure impairment. If indicators of impairment are present (Step 1), the Company performs a recoverability test (Step 2) comparing the sum of the estimated undiscounted cash flows attributable to the ROU asset in question to the carrying amount. If the undiscounted cash flows used in the recoverability test are less than the carrying amount, the Company estimates the fair value of the ROU asset and recognizes an impairment loss when the carrying amount exceeds the estimated fair value (Step 3). When determining the fair value of the ROU asset, the Company estimates what market participants would pay to lease the assets assuming the highest and best use in the assets' current forms. The Company did not recognize ROU asset impairment charges during the three and nine months ended September 30, 2026. The Company recognized ROU asset impairment charges of $3,906 and $6,379 during the three and nine months ended September 30, 2025, respectively, related to studio exits in conjunction with its restructuring plan discussed in Note 15. The impairment charges were recorded within impairment of goodwill and other assets in the condensed consolidated statements of operations.

In June 2026, the Company entered into a sublease agreement for a portion of its headquarters office space in Irvine, California. The sublease commenced in July 2026 for a term of 74 months. Under the terms of the sublease agreement, the Company will receive an aggregate base rental payment of approximately $2,400 over the term of the sublease, which expires in August 2032. During both the three and nine months ended September 30, 2026, the Company recorded $30 of sublease income related to this lease. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset within the selling, general and administrative section in the condensed consolidated statements of operations.

Supplemental balance sheet information related to leases is summarized as follows:

Operating leases	Balance Sheet Location	September 30, 2026	December 31, 2025
ROU assets, net	Right-of-use assets	$10,684	$13,736
Lease liabilities, short-term	Other current liabilities	$4,122	$4,701
Lease liabilities, long-term	Lease liability	$9,886	$14,243

The following table presents the components of lease expense during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,270	$1,594	$3,868	$5,275
Variable lease costs	209	216	480	674
Total	$1,479	$1,810	$4,348	$5,949

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the supplemental cash flow information related to operating leases during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$1,273	$1,289	$3,826	$4,377
Lease liabilities arising from new ROU assets	$—	$238	$—	$1,612

The following table presents other information related to leases:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	4.4	4.6
Weighted average discount rate	8.8%	9.0%

Maturities of lease liabilities and sublease income as of September 30, 2026 are summarized as follows:

	Lease Liabilities	Sublease Income
Remainder of 2026	$1,396	$150
2027	4,461	365
2028	2,745	376
2029	2,585	388
2030	2,390	1,091
Thereafter	3,472	—
Total future lease payments	17,049	2,370
Less: imputed interest	3,041	—
Total	$14,008	$2,370

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Note 9 – Related Party Transactions

In March 2021, the Company funded a note payable under a debt financing obligation in connection with the acquisition of Rumble. The Company earned interest at the rate of 11% per annum on the receivable. In connection with the Reorganization Transactions, XPO Inc. recorded $10,600 receivable from shareholder, as the original founder sellers of the Rumble brand, which was acquired by the Company in 2021 (the “Rumble Sellers”) are shareholders of XPO Inc., for the debt financing provided to the Rumble Sellers. In July 2022, the Company entered into a settlement agreement with the Rumble Sellers to resolve disputes related to the acquisition and related agreements. Under the terms of the settlement, the Company prospectively reduced the interest rate on the debt financing provided to the Rumble Sellers from 11% per annum to 7.5% per annum if payment is in cash or 10% per annum if payment is in payment-in-kind and extended the maturity date of the debt financing. In 2023 and 2022, the Rumble Sellers borrowed an additional $4,400 and $5,050, respectively, under the debt financing agreement which was recorded as receivable from shareholder within equity. As of September 30, 2026 and December 31, 2025, the Rumble Sellers agreed to reimburse the Company for additional expenses of $139 and $249, respectively, which was recorded as receivable from shareholder within equity. The Company recorded interest of $445 and $1,309 during the three and nine months ended September 30, 2026, respectively, and $678 and $1,460 during the three and nine months ended September 30, 2025, respectively, which was recorded as interest income and an increase to receivable from shareholder within equity. During the year ended December 31, 2025, the Company received $2,435 in cash as partial payment for the receivable from shareholder.

In December 2022, the Company entered into an agreement with the former owner of Row House, pursuant to which contingent consideration relating to the 2017 acquisition of Row House was settled in exchange for the issuance of 105 restricted stock units (“RSUs”), which were scheduled to vest in full on July 1, 2026. As a result of the agreement, the Company recorded a reduction to the contingent consideration liability of $1,220 with an offsetting increase in additional paid-in capital and reclassified the former owner's outstanding note receivable of $1,834 to additional paid-in capital. Although the scheduled vesting date of the RSUs has passed, because the RSUs and the shares of Class A common stock issuable upon settlement of the RSUs are pledged as collateral for the outstanding receivable from the former owner of Row House under the multi-tranche term loan, the Company has not settled the RSUs or issued the underlying shares of Class A common stock to the former owner of Row House. In addition, pursuant to the agreement, the Company issued to the former owner of Row House a four-year multi-tranche term loan, with an option to borrow up to $20 per month, in the aggregate principal amount of $960, bearing interest of 8.5% per annum, which was recorded as a liability and offsetting reduction in additional paid-in capital. The outstanding receivable from shareholder and the multi-tranche term loan are collateralized by 75 shares of Class B common stock held by the former owner, which were reclassified to treasury stock, and by the 105 RSUs. As of September 30, 2026, the former owner of Row House had borrowed an aggregate of $560 under the multi-tranche term loan, which was recorded as a reduction to liability.

In March 2023, Spartan Fitness Holdings, LLC (“Spartan Fitness”), entered into a unit purchase agreement with Snapdragon Spartan Investco LP (the “Spartan SPV”), a special purpose vehicle controlled and managed by a member of the Company’s board of directors, pursuant to which Spartan SPV agreed to invest in the equity of Spartan Fitness. In addition, the same member of the Company’s board of directors also invested as a limited partner in the Spartan SPV. Spartan Fitness intends to use the investment from Spartan SPV to fund the expansion of Club Pilates studios, among other concepts. In July 2026, the Company entered into a multi-unit agreement with Spartan Fitness under which the Company expects to open additional 50 units over the next six years. As of September 30, 2026, Spartan Fitness owns and operates 173 Club Pilates studios and owns the rights to 65 Club Pilates licenses to open additional new units. The Company recorded franchise, equipment and marketing fund revenue aggregating $4,337 and $12,997 during the three and nine months ended September 30, 2026, respectively, and $3,984 and $10,483 during the three and nine months ended September 30, 2025, respectively, from studios owned by Spartan Fitness.

Note 10 – Stockholders' Equity (Deficit)

Common stock – Pursuant to the Amended Limited Liability Company Agreement of XPO Holdings (“Amended LLC Agreement”), certain Continuing Pre-IPO LLC Members exchanged their LLC units for 9 and 6,637 shares of Class A common stock on a one-for-one basis during the three and nine months ended September 30, 2026, respectively, and 0 and 1,001 during the three and nine months ended September 30, 2025, respectively.

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

During the three and nine months ended September 30, 2026 and 2025, the Company experienced a change in noncontrolling interests ownership due to the conversion of Class B to Class A shares and as such, has rebalanced the related noncontrolling interests balance. The Company calculated the rebalancing based on the net assets of XPO LLC.

The following table summarizes the ownership of XPO LLC as of September 30, 2026:

Owner	Units Owned	Ownership percentage
XPO Inc.	42,260	85.6%
Noncontrolling interests	7,101	14.4%
Total	49,361	100.0%

Note 11 – Equity Compensation

Equity classified restricted stock units – The following table summarizes aggregate activity for RSUs for the nine months ended September 30, 2026:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	2,037	$9.5
Issued	2,725	$5.4
Vested	(569)	$11.8
Forfeited, expired, or canceled	(917)	$8.3
Outstanding at September 30, 2026	3,276	$6.0

RSUs are valued at the Company’s closing stock price on the date of grant and generally vest over a one- to three-year period. Compensation expense for RSUs is recognized on a straight-line basis. The total fair value of RSUs vested during the nine months ended September 30, 2026 was $6,734.

The Company grants performance-based restricted stock units (“PSUs”), which are included in the RSUs described above, to executive officers and other key employees that vest upon the achievement of specified market or internal performance goals. The PSUs are recognized as expense on a straight-line basis over the vesting period which is typically three years. Management performs a regular assessment to determine the likelihood of meeting the related metrics and adjusts the expense recognized if necessary. The following table summarizes aggregate activity for PSUs for the nine months ended September 30, 2026:

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2025	324	$8.1
Issued	712	$5.5
Vested	(85)	$10.0
Forfeited, expired, or canceled	(109)	$5.4
Outstanding at September 30, 2026	842	$6.1

During the nine months ended September 30, 2026, the Company granted 712 PSUs to executive officers. The number of shares issuable as a result of grants of PSUs is determined based on market-based criteria and performance-based criteria. For market-based criteria, the number of shares issuable as a result of grants of PSUs is determined based on achieving the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR of the common stock of a pre-defined industry peer group. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The related compensation expense is recognized ratably over the term regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation. For performance-based criteria, the Company estimates the probability that the Company’s internally established performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. The fair value of these and other performance-based awards is generally based on the closing price of the Company’s Class A Common Stock as reported on the New York Stock Exchange on the date of grant. As of September 30, 2026, the achievement of certain remaining performance metrics is considered probable.

The Monte Carlo simulation assumptions used for the period presented were as follows:

Nine Months Ended September 30,
2026
Risk free interest rate	3.5%
Annualized volatility	95.6%
Dividend yield	—%
Expected term (in years)	2.8

Stock-based compensation expense – Aggregate stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$2,033	$2,394	$5,720	$13,121
Total stock-based compensation expense, before tax	2,033	2,394	5,720	13,121
Income tax (benefit)	49	(232)	318	—
Total stock-based compensation expense, after tax	$1,984	$2,626	$5,402	$13,121

Income tax expense relates to vested RSUs. Due to the Company's full valuation allowance on its net deferred tax assets, there is no income tax benefit on the unvested RSUs. At September 30, 2026, the Company had $14,474 of total unamortized compensation expense related to non-vested RSUs and PSUs. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to XPO Holdings’ pass-through structure for U.S. income tax purposes, state taxes, non-deductible expenses, change in fair value of contingent consideration, and the valuation allowance against the deferred tax asset. The effective tax rates were 2.4% and (35.3%) for the three and nine months ended September 30, 2026, respectively, and (4.1%) and (15.2%) for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recognized income tax expense of $123 and $194, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 14.4%. During the three and nine months ended September 30, 2025, the Company recognized income tax expense of $266 and $1,063, respectively, on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 28.1%.

As of September 30, 2026, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in XPO Holdings. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2026. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. XPO Holdings recently received an IRS audit letter for tax year 2023 and Xponential Fitness Brands International, LLC is currently under examination in California for 2021 and 2022. As the audits have just commenced, the Company is currently not aware of any adjustments. Other than as described above, the Company is not currently under examination by income tax authorities in any state or jurisdictions. The Company’s tax returns remain open for examination in the U.S. for years 2021 through 2025. The Company's foreign subsidiaries are generally subject to examination four years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

The Company does not expect a significant change in unrecognized tax benefits during the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacted significant changes to U.S. tax and related laws, including immediate expensing of certain capital expenditures and favorable impacts to the business interest expense limitation. The Company has incorporated the OBBBA changes in its income tax provision for the nine months ended September 30, 2026. There is no material impact to the Company's effective income tax rate and net deferred income tax assets, as the Company maintains a full valuation allowance on the deferred tax assets of XPO Inc.

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

As of September 30, 2026, the Company has concluded, based on applicable accounting standards, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets and accordingly $117,019 of the TRA liability was not recorded as of September 30, 2026. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as expense within its consolidated statements of operations.

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

For the three and nine months ended September 30, 2025, due to the attribution of only a portion of the preferred stock dividends issued by XPO Holdings to the Company in first determining basic earnings (loss) per share at the subsidiary level, the amounts presented as net income (loss) attributable to noncontrolling interests and net income (loss) attributable to XPO Inc. presented below will not agree to the amounts presented on the condensed consolidated statement of operations.

Diluted earnings (loss) per share attributable to common stockholders adjusts the basic earnings or losses per share attributable to common stockholders and the weighted average number of shares of Class A common stock outstanding to give effect to potentially dilutive securities. The potential dilutive impact of redeemable Convertible Preferred shares and Class B common stock is evaluated using the as-if-converted method. Weighted average shares of Class B common stock were 7,030 and 8,600, for the three and nine months ended September 30, 2026, respectively, and 13,664 and 13,928 for the three and nine months ended September 30, 2025, respectively. The potentially dilutive impact of RSUs is calculated using the treasury stock method. The potentially dilutive impact of PSUs is not taken into consideration until the performance metrics are fully met. Because the Company reported net loss for the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, all potentially dilutive common stock equivalents are antidilutive and have been excluded from the calculation of diluted net loss per share.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The following table presents the calculation of basic and diluted loss per share of Class A common stock:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to XPO Inc.	$4,908	$(6,746)	$(743)	$(8,059)
Less: net loss (income) attributable to noncontrolling interests	(699)	2,419	90	3,879
Less: dividends on preferred shares	—	(1,898)	—	(5,694)
Net income (loss) attributable to XPO Inc. - basic	4,209	(6,225)	(653)	(9,874)
Add: net income attributable to non-controlling interests	699	—	—	—
Net income (loss) attributable to XPO Inc. - diluted	$4,908	$(6,225)	$(653)	$(9,874)
Denominator:
Weighted average shares of Class A common stock outstanding - basic	42,241	35,110	40,548	34,669
Effect of dilutive securities:
Conversion of Class B common stock to Class A common stock	7,030	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	49,271	35,110	40,548	34,669

Net earnings (loss) per share attributable to Class A common stock - basic	$0.10	$(0.18)	$(0.02)	$(0.28)
Net earnings (loss) per share attributable to Class A common stock - diluted	$0.10	$(0.18)	$(0.02)	$(0.28)

Anti-dilutive shares excluded from diluted loss per share of Class A common stock:
Restricted stock units	2,434	1,834	2,434	1,834
Conversion of Class B common stock to Class A common stock	—	13,663	7,026	13,663
Convertible preferred stock	—	8,112	—	8,112
Treasury share options	75	75	75	75
Rumble contingent shares	2,024	2,024	2,024	2,024

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

As of the end of each applicable reporting period, the Company reviews each of its legal proceedings and, where it is probable that a liability has been incurred, the Company accrues for all probable and reasonably estimable losses. The Company accrued for estimated legal liabilities, where appropriate, or settlement agreements to resolve legal disputes and recorded an aggregate accrual of $26,012 and $44,793, which was included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded legal expenses and settlement costs of $11,125 and $13,150, respectively, which were net of insurance receivable of $0 and $10,000, respectively. These legal expenses were recorded within selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company maintains insurance coverage which may cover certain losses and legal costs incurred. When losses exceed the applicable policy deductible and realization of recovery of the loss from existing insurance policies is deemed probable, the Company records receivables from the insurance company for the excess amount. The Company recorded an insurance receivable of $0 and $5,000, which was included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. Additionally, during the nine months ended September 30, 2026 and 2025, the Company received proceeds of $7,200 and $24,750, respectively, in connection with its claims for insurance reimbursement for previous legal expenses. Both the insurance receivable as of September 30, 2026 and December 31, 2025 and the cash proceeds received during the nine months ended September 30, 2026 and 2025 were recognized within selling, general and administrative expenses in the condensed consolidated statements of operations. Various factors could affect the timing and amount of recovery and it is reasonably possible that the Company will need to adjust the estimate for insurance receivable or receive additional proceeds, exceeding its current estimated insurance receivable, based on new or additional information. These changes could be material to the operating results and financial position of the Company for the period in which the adjustments to the receivable are recorded or additional proceeds are received.

On November 22, 2023, former employees of a former franchisee of the Company filed a putative class action complaint in the United States District Court for the Southern District of Ohio, captioned Shannon McGill et al. v. Xponential Fitness LLC, et al., Case No. 2:23-cv-03909, against the Company, as well as against a former franchisee of the Company and the franchisee’s legal entity, MD Pro Fitness, LLC. The complaint alleges violations of the Fair Labor Standards Act, as well as employment laws from different states in connection with the franchisee’s owner-operated studio locations. The Company was served with the complaint on December 4, 2023. On April 4, 2025, the parties executed a settlement agreement and filed a motion seeking court approval of the settlement. By order dated June 18, 2025 (the “Order”), the court enumerated requisite changes to the settlement structure. On September 25, 2025, the parties filed the Second Amended Complaint with exhibits containing the settlement structure and agreement. The court granted final approval of the settlement on October 15, 2026. The Company recorded an accrual in anticipation of this settlement, which was included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2026.

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

On November 2, 2023, the Company received a letter from plaintiffs’ counsel purporting to represent unspecified current and former franchisees requesting settlement discussions. On July 31, 2024, plaintiffs’ counsel provided the Company with a list of approximately 250 current and former franchisees, certain of which franchisees consist of more than one individual, that it claimed to represent in this matter. The franchisees allege they were aggrieved by purported misstatements and omissions by the Company or an affiliate thereof. On January 7, 2025, plaintiffs added 50 additional current and former franchisees to their prior list. On April 22, 2025, as a result of mediation, the parties agreed in principle to settle this matter. This matter was settled on December 29, 2025 for $22,750, which settlement amount will be paid in four installments, commencing in fiscal year 2026 and concluding in fiscal year 2028. A total of 509 current and former franchisees are party to the settlement agreement. During the nine months ended September 30, 2026, $12,500 was paid.

On February 21, 2025, the Company received a complaint on behalf of a putative nationwide class alleging violations of the Telephone Consumer Protection Act. The matter was settled on June 24, 2025 for $18.

Government investigations – On July 29, 2024, the Company received a civil investigative demand from the United States Federal Trade Commission (the “FTC”) regarding the Company’s compliance with Section 5(a) of the FTC Act, 15 U.S.C. § 45(a), and of the FTC’s Franchise Rule. On December 12, 2025, the Company received a letter from the staff of the FTC (the “FTC Staff”) stating that the FTC Staff was prepared to recommend the filing of a complaint against the Company seeking injunctive and monetary relief and civil penalties. On February 24, 2026, the FTC Staff indicated they will recommend the FTC Commissioners enter into a stipulated consent agreement (the “FTC Consent Order”) to fully resolve all of the FTC's claims. As part of the FTC Consent Order, the Company agreed, without any admission of liability, to pay $17,000 over the course of twelve months, and to desist and refrain from violating applicable laws. The FTC Consent Order was approved by the FTC Commissioners on March 18, 2026 and approved by the United States District Court for the Central District of California on April 2, 2026. The Company recorded an accrual of $17,000, which was included in accrued expenses in the condensed consolidated balance sheet as of December 31, 2025. During the nine months ended September 30, 2026, $9,000 was paid and the remaining accrual of $8,000 was included in accounts payable in the condensed consolidated balance sheet as of September 30, 2026.

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

Other state regulatory matters – The Maryland Securities Commissioner (the “Commissioner”) has previously contacted the Company regarding compliance with applicable Maryland franchise laws. On March 18, 2026, the Company and the Commissioner reached an agreement-in-principle to resolve and conclude the Commissioner’s investigation of the Company’s alleged violations of the Maryland franchise laws. On April 14, 2026, the related Consent Order was fully executed and entered by the Commissioner. Pursuant to the Consent Order, the Company agreed, among other things, to cease and desist from violating the Maryland franchise laws, pay an administrative penalty and make certain disclosures in its franchise disclosure documents. In addition, the Company agreed to offer to terminate certain area development and franchise agreements with, and refund initial fees to, certain Maryland franchisees with unopened outlets. The administrative penalty was paid on March 31, 2026, and during the nine months ended September 30, 2026, the Company made a refund payments to two franchisees. The Company’s refund offers to the remaining franchisees have expired.

On December 12, 2024, the Company received a subpoena from the Office of the Attorney General of the State of New York (the “NYAG”). The Company is cooperating fully with the NYAG in this investigation. On June 9, 2026, the matter settled between the NYAG and various parties, including Xponential Fitness, Inc., Xponential Fitness, LLC, AKT Franchise SPV, LLC, BFT Franchise SPV, LLC, Club Pilates Franchise SPV, LLC, Cyclebar Franchising SPV, LLC, PB Franchising SPV, LLC, Rumble Franchise SPV, LLC, Stretch Lab Franchise SPV, LLC, and Yoga Six Franchise SPV, LLC (collectively, the “XPO Parties”) in the total amount of $3,971. The Company recorded an accrual in connection with the settlement matter, which was included in accounts payables and other liabilities in the condensed consolidated balance sheet as of September 30, 2026. During the nine months ended September 30, 2026, the first installment of $1,824 was paid and the remaining installments are scheduled to be paid through November 2028. The NYAG alleged that misrepresentations were made in Franchise Disclosure Documents filed with the State of New York regarding the timeline for opening a new franchise. The XPO Parties also agreed to comply with the New York franchise law and to undertake certain additional compliance procedures.

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

	Nine Months Ended September 30,
	2026	2025
Risk free interest rate	5.1%	3.7%
Expected volatility	85.1%	83.0%
Expected term (in years)	5.0	5.0

The Company recorded an increase (decrease) of $(3,843) and $(5,591) during the three and nine months ended September 30, 2026, respectively, and $3,072 and $(7,503) during the three and nine months ended September 30, 2025, respectively, which was recorded as acquisition and transaction expense (income). At September 30, 2026 and December 31, 2025, contingent consideration of $4,718 and $10,309 was recorded as contingent consideration from acquisitions in the condensed consolidated balance sheets, respectively.

In connection with the October 2021 acquisition of BFT, the Company agreed to pay contingent consideration to the Seller consisting of quarterly cash payments based on the sales of the franchise system and equipment packages in the U.S. and Canada, as well as a percentage of royalties collected by the Company, provided that aggregate minimum payments of $5,000 AUD (approximately $3,694 USD based on the currency exchange rate as of the purchase date) are required to be paid to the Seller for the two-year period ended December 31, 2023. The aggregate amount of such payments is subject to a maximum of $14,000 AUD (approximately $10,342 USD based on the currency exchange rate as of the purchase date). At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $9,388. The Company recorded a change to contingent consideration of $0 and $2 during the three and nine months ended September 30, 2025, respectively, which was recorded as interest expense. The Company

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

recorded additional contingent consideration of $(1) and $5 during the three and nine months ended September 30, 2025, respectively, which was recorded as acquisition and transaction expense (income). The Company paid $133 during the quarter ended December 31, 2025, via an offset of contingent liability due to the Seller with an accounts receivable balance of $133 owed from the Seller as the Company determined that a right of offset existed as of December 31, 2025. As of December 31, 2025, the contingent consideration obligation related to the BFT acquisition was fully settled.

In connection with the January 2024 acquisition of Lindora, the Company agreed to pay contingent consideration to the seller subject to the achievement of certain milestones. Payment of additional consideration is contingent on Lindora reaching two milestones based on a certain gross sales target and a specific number of operating clinics during the 15-month and 24-month period following the acquisition date, respectively. At the acquisition date, the Company determined that the fair value of the estimated contingent consideration liability was $446. The contingent consideration remained payable notwithstanding the divestiture of the brand. The Company recorded additional contingent consideration of $16 and $62 during the three and nine months ended September 30, 2025, respectively, which was recorded as interest expense. The Company recorded a change to contingent consideration of $1 and $16 during the three and nine months ended September 30, 2025, respectively, which was recorded as acquisition and transaction expense. In addition, the Company paid contingent consideration of $500 during the nine months ended September 30, 2025. During the first quarter of 2026, the Company settled the remaining contingent consideration obligation of $500 through a non-cash offset, whereby the contingent liability payable to the seller was reduced and a corresponding reduction was recorded to accounts receivable due from the seller. At December 31, 2025, contingent consideration of $500 was recorded as accrued expenses in the condensed consolidated balance sheet. As of the first quarter of 2026, the contingent consideration obligation related to the Lindora acquisition was fully settled.

Letter of credit – In July 2022, the Company entered into an agreement with a third-party financing company, who provides loans to the Company's qualified franchisees, pursuant to which the Company serves as guarantor for such loans. In addition, the Company issued a $750 standby letter of credit in connection therewith, which represents a portion of the Company’s potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. The Company deposited cash in a restricted account as collateral for the standby letter of credit. The Company has determined the fair value of these guarantees at inception was not material, and as of September 30, 2026 and December 31, 2025, a $1,166 and $1,348 accrual has been recorded for the Company’s probable obligation under its guaranty arrangement, respectively, which is included in accrued expenses in the condensed consolidated balance sheets.

Lease guarantees – The Company has guaranteed lease agreements for certain franchisees. The Company’s potential obligation, as a result of its guarantees of leases, is approximately $4,135 and $4,560 as of September 30, 2026 and December 31, 2025, respectively, and would only require payment upon default by the primary obligor. The Company has determined the fair value of these guarantees at inception is not material, and as of September 30, 2026 and December 31, 2025, a $448 and $0.3 accrual has been recorded for the Company’s potential obligation under its guaranty arrangement, respectively.

Note 15 – Restructuring

In the third quarter of 2023, the Company began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve the Company’s long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of the restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023 the Company's restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in the Company incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. The Company expects to recognize additional restructuring charges for the remainder of 2026 and throughout 2027 totaling between approximately $8,500 to $12,200 for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. The Company is negotiating lease terminations for operating leases for certain studios for which the Company has lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease termination negotiations.

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The components of the restructuring charges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Impairment and accelerated amortization of right-of-use assets	$—	$4,104	$—	$6,577
Contract termination and other associated costs	16	(189)	190	444
Loss (gain) on lease terminations and sale or disposal of assets, net (1)	663	1,506	1,163	1,932
Other restructuring costs	202	847	784	1,244
Total restructuring charges, net	$881	$6,268	$2,137	$10,197

(1)
Loss on lease termination and sale or disposal of assets represents net losses on studio lease terminations and sales or disposal of studio assets primarily related to studio property and equipment. Amount for the three and nine months ended September 30, 2026 is net of, among other things, a $0 and $718 gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset. Amount for the three and nine months ended September 30, 2025 is net of, among other things, a $4,448 and $5,142 gain, respectively, on lease termination related to a lease for which the Company had previously recognized an impairment on the related right-of-use asset.

The restructuring charges are recorded within the following financial statement captions on the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	881	2,164	2,137	3,620
Impairment of goodwill and other noncurrent assets	—	4,104	—	6,577
Total restructuring charges, net	$881	$6,268	$2,137	$10,197

The following table provides the components of and changes in the Company’s restructuring charges, included in accounts payable and accrued expenses on the condensed consolidated balance sheets:

Balance at December 31, 2025	$2,401
Charges incurred	1,777
Payments	(949)
Balance at September 30, 2026	$3,229

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

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

The Company generated $2,943 and $7,808 of revenue outside of the United States during the three and nine months ended September 30, 2026, respectively, and $2,384 and $7,732 during the three and nine months ended September 30, 2025, respectively. Revenue generated outside of the United States is primarily from franchise development fees and franchise royalty fees earned from master franchisees. As of September 30, 2026 and 2025, the Company did not have material assets located outside of the United States.

The following table presents the financial information for the Company’s one reportable and operating segment:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenue, net	$62,261	$78,824	$188,943	$231,915
Less:
Costs of product revenue	3,140	10,246	12,349	32,723
Costs of franchise and service revenue	4,323	7,047	11,783	15,099
Marketing and promotion	951	757	4,711	3,323
Salary and wages	8,783	11,324	28,033	33,351
Professional services (including legal and accounting)	10,492	2,885	30,859	27,556
Rent and occupancy	1,104	1,526	3,379	4,805
Marketing fund expense	9,565	8,983	32,679	27,195
Acquisition and transaction expense (income)	(3,843)	3,071	(5,591)	(7,482)
Other segment items(1)	4,842	4,001	17,576	17,115
Equity-based compensation	2,033	2,394	5,720	8,341
Depreciation and amortization	1,329	3,679	5,346	9,608
Impairment of goodwill and other noncurrent assets	—	17,568	—	32,411
Interest income	(684)	(1,094)	(1,989)	(2,414)
Interest expense	15,195	12,917	44,637	37,280
Income taxes	123	266	194	1,063
Segment net income (loss)	$4,908	$(6,746)	$(743)	$(8,059)
(1)
Other segment items include restructuring expenses (recovery) of $679 and $1,353 for the three and nine months ended September 30, 2026, respectively, and $1,318 and $2,376 for the three and nine months ended September 30, 2025, respectively. Other segment items also include travel expenses, insurance expenses, TRA expenses, and other selling, general and administrative expenses.

Note 17 – Subsequent events

On October 11, 2026, the Company's board of directors approved the adoption of and entry into the Stockholder Rights Agreement, dated as of October 12, 2026 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent thereunder.

In connection with the Rights Agreement, on October 12, 2026, the Board declared a dividend of one purchase right (a “Right”) for each outstanding share of Class A common stock, par value $0.0001 per share, of the Company (“Common Stock”), payable to stockholders of record as of the close of business on October 22, 2026, and issuable as of that date. Each Right, when it becomes exercisable, entitles its registered holder to purchase from the Company one one-thousandth of a share of Series B Preferred Stock, par value $0.0001 per share, of the Company (each one one-thousandth of a share, a “Unit”) at an exercise price of $15.00 per Unit, subject to adjustment (the “Exercise Price”).

Xponential Fitness, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(amounts in thousands, except per share amounts)

Under the Rights Agreement, the Rights will generally be exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) beneficial ownership of 19.9% or more of the outstanding shares of Common Stock. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon payment of the Exercise Price then in effect, in lieu of a number of Units, such number of shares of Common Stock as shall be equal to the result obtained by (i) multiplying the then-current Exercise Price by the number of Units for which a Right was exercisable immediately prior to such event and (ii) dividing that product by fifty percent (50%) of the then-current market price per share of Common Stock on the date of such event.

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

Overview

Xponential Fitness LLC (“XPO LLC”), the principal operating subsidiary of Xponential Fitness, Inc. (“XPO Inc.”), and together with its subsidiaries, (the “Company” or “we,” “us,” and “our”), is one of the leading global franchisors of boutique health and wellness brands. Pursuant to a reorganization into a holding company structure, the Company is a holding company with its principal asset being an 85.6% ownership interest in XPO LLC through its ownership interest in Xponential Intermediate Holdings, LLC (“XPO Holdings”).

We operate a diversified platform of five brands spanning across verticals including Pilates, barre, stretching, strength training and yoga. In partnership with its franchisees and master franchisees, XPO LLC offers energetic, accessible, and personalized workout experiences led by highly qualified instructors in studio locations throughout the North America Region and internationally, with franchise, master franchise and international expansion agreements in 49 U.S. states, Puerto Rico and 29 additional countries as of September 30, 2026. The Company's portfolio of brands includes Club Pilates, the largest Pilates brand in the United States; StretchLab, a concept offering one-on-one and group stretching services; YogaSix, the largest franchised yoga brand in the United States; Pure Barre, a total body workout that uses the ballet barre to perform small isometric movements, and the largest barre brand in the United States; and BFT, a functional training and strength-based program.

As of September 30, 2026, 2,646 studios were open in the North America Region (consists of Canada, the United States and U.S. Territories) and franchisees were contractually committed to open 618 additional studios under existing franchise agreements. In addition, as of September 30, 2026, we had 539 studios open internationally and our master franchisees were contractually obligated to sell licenses to franchisees to open an additional 714 new studios, of which master franchisees have sold 214 licenses for studios not yet opened as of September 30, 2026.

During the nine months ended September 30, 2026 and 2025, we generated revenue outside the United States of $7.8 million and $7.7 million, respectively. As of September 30, 2026 and December 31, 2025, we did not have material assets located outside of the United States. No franchisee accounted for more than 10% of our revenue. We operate in one segment for financial reporting purposes.

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

Pursuant to the Agreement, FC will pay us domestic and foreign commissions as well as direct-to-customer commissions (each, a “Commission” and collectively, “Commissions”) in connection with the sale of products to us or our franchisees. The domestic Commissions will be paid by FC to us based on each contract year (prorated for any partial contract year) in aggregate amount of approximately $50.0 million over the five-year period subject to certain adjustments provided in the Agreement, which includes an element of variability in the consideration to which we are entitled. We recognize revenue on the Commissions in the period in which the Commissions are earned, the consideration is deemed collectible, and the variability is resolved. We record revenue related to the commissions within other service revenues on the condensed consolidated statements of operations. On November 10, 2025, the Company entered into an amendment to the Agreement, pursuant to which certain non-material modifications were made to the provisions governing the purchase of the Company's existing retail inventory. As of September 30, 2026, we had not received any payments from FC related to guaranteed commissions.

Selling franchises

In April 2026, we issued 2026 FDDs for the BFT, Club Pilates, Pure Barre, Stretch Lab, and Yoga Six franchise programs and amended them in June 2026 and August 2026. The franchisors can offer and sell franchises in most states using the 2026 FDDs and continue pursuit of registration of the FDDs in Maryland, the sole remaining state requiring registration. In Maryland, we will continue to pause all franchise sales until registration is obtained from the relevant regulatory agencies, except in cases where an exemption permits sales to persons who meet specific criteria. Sales will resume promptly following such registration, subject to any applicable waiting periods. Registration may be further delayed by subsequent amendments to FDDs. Any inability to sell licenses for an extended period can result in slowed growth and could result in a reduction in anticipated royalty or franchise revenue, which in turn may materially and adversely affect our business, results of operations, cash flows and financial condition.

Restructuring Plan

In the third quarter of 2023, we began a restructuring plan that involves exiting company-owned transition studios and other measures designed to reduce costs to achieve our long-term margin goals and focus on pure franchise operations. The plan was approved and initiated in the third quarter of 2023 and was expected to conclude in 2025; however, the ultimate timing of the completion of our restructuring plan will depend on lease termination negotiations, which is expected to continue throughout 2026. During the fourth quarter of 2023, our restructuring plan was expanded due to the addition of Rumble company-owned transition studios to the restructuring plan and a refranchising plan that was terminated by the Company due to the refranchisor’s non-compliance with the franchise agreements and the subsequent closure of certain studios. This refranchise termination resulted in us incurring losses for contract termination expenses, other expenses associated with exiting the studios, and loss contingencies related to the refranchisor’s unpaid payroll. During the three and nine months ended September 30, 2026, we recognized total restructuring charges of $0.9 million, net of gains, and $2.1 million, net of gains, respectively, primarily for contract termination and other associated costs, loss (gain) on lease terminations and sale or disposal of assets, impairment of right-of-use assets and other restructuring charges.

We expect to recognize additional restructuring charges for the remainder of 2026 and throughout 2027 totaling between approximately $8.5 million to $12.2 million for rent expense, including amortization of the right-of-use assets and accretion of the operating lease liability, lease termination gains or losses, and other variable lease costs related to company-owned transition studios and other restructuring charges. We are considering subleases or negotiating lease terminations for operating leases for certain studios for which we have lease liabilities recorded and the expected cash payments and expenses to exit the lease may be greater than expected rent expense for that period, depending on the outcome of lease negotiations. Cash outflows related to these lease terminations are expected to be incurred throughout 2026. As of September 30, 2026, there were six leases held by us related to divested brands that account for $3.6 million of our total lease liabilities. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.

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
•
International and domestic expansion. We continue to invest in increasing the number of franchisees outside of the North America Region. We have developed strong relationships and executed committed development contracts with master franchisees to propel our international growth. We plan to continue to invest in these relationships and seek new relationships and opportunities, including through acquisitions and partnerships, in countries that we have targeted for expansion. In the U.S., we may from time to time consider acquisition of and partnership with certain complementary assets or businesses that can enhance and expand our brands and operations.
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

The following table sets forth our key performance indicators for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
System-wide sales	$424,284	$432,184	$1,298,454	$1,299,452
Number of new studio openings globally, gross	54	78	187	263
Number of studios operating globally (cumulative total as of period end)	3,185	3,066	3,185	3,066
Number of licenses sold globally (cumulative total as of period end)	5,510	5,318	5,510	5,318
Number of licenses contractually obligated to open internationally (cumulative total as of period end)	741	746	741	746
AUV (LTM as of period end)	$673	$701	$673	$701
Quarterly AUV (run rate)	$634	$668	NA	NA
Same store sales growth	(8%)	(1%)	(7%)	2%

The following tables present additional information related to our studio and license key performance indicators for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	North America Region	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,645	520	3,165	2,538	482	3,020
New studio openings, net (3)	1	19	20	37	9	46
Studios operating at end of period	2,646	539	3,185	2,575	491	3,066
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,465	987	5,452	4,394	875	5,269
New franchise license sales	15	43	58	16	33	49
Franchise licenses sold (total end of period)	4,480	1,030	5,510	4,410	908	5,318
Development fee payments on future franchise licenses:
Development fee payments on future franchise licenses (total end of period) (1)	51	—	51	64	—	64

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	September 30, 2026			September 30, 2025
Gross studios obligated to open under MFAs		1,280			1,221
Less: studios opened under MFAs		539			475
Remaining studios obligated to open under MFAs		741			746
Licenses sold by master franchisees, net (2)		214			204

	Nine Months Ended September 30,
	2026			2025
	North America Region	International	Global	North America	International	Global
Total operating studios:
Studios operating at beginning of period	2,606	491	3,097	2,446	450	2,896
New studio openings, net (3)	40	48	88	129	41	170
Studios operating at end of period	2,646	539	3,185	2,575	491	3,066
Franchise licenses sold:
Franchise licenses sold (total beginning of period)	4,443	928	5,371	4,376	816	5,192
New franchise license sales	37	102	139	34	92	126
Franchise licenses sold (total end of period)	4,480	1,030	5,510	4,410	908	5,318
Development fee payments on future franchise licenses:					—
Development fee payments on future franchise licenses (total end of period) (1)	230	—	230	74	—	74

Studios obligated to open internationally under Master Franchise Agreements ("MFAs"):	September 30, 2026			September 30, 2025
Gross studios obligated to open under MFAs		1,280			1,221
Less: studios opened under MFAs		539			475
Remaining studios obligated to open under MFAs		741			746
Licenses sold by master franchisees, net (2)		214			204

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

Number of Studios Operating

In addition to the number of new studios opened and studios no longer operating during a period, we track the number of total studios operating at the end of a reporting period. This number represents studios that have already opened, are generating revenue, and are regularly holding classes, though this number could include some number of studios that have temporarily suspended operations, but that are not permanently closed and have not yet met the definition for a studio no longer operating. The number of studios that have temporarily suspended operations is an immaterial percentage of our total studio base. Please see the table in the “Same Store Sales” section, sub header “North America studios contributing to same store sales.” The line “studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured” is an indicator for the number of the North America Region traditional location studios that are older than 13 months, and that have had a recent or current disruption in sales, but that are still included in the number of studios operating count. For the three and nine months ended September 30, 2026, this represented 0.1% and 0.1% of our North America studio base, respectively, compared to 0.2% and 0.1% for the three and nine months ended September 30, 2025, respectively. While all our franchised studios are licensed to franchisees, we operate a company-owned transition studio under the Rumble brand, which was divested in the third quarter of 2025 (the table below excludes this studio). Typically, when we take possession of a studio following a franchisee ceasing to operate it we prepare it to be licensed to a new franchisee. Management reviews the number of studios operating at a given point in time in order to help forecast system-wide sales, franchise revenue and other revenue streams.

The following tables contain information about changes in the number of our North America operating studios for the three and nine months ended September 30, 2026 and 2025. respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America Region franchisee-owned studios
Studios operated at beginning of period	2,645	2,538	2,606	2,446
New studio openings	28	57	118	201
Studios no longer operating	(27)	(20)	(78)	(72)
Studios operated at end of period	2,646	2,575	2,646	2,575

The following table sets forth the total number of operating studios internationally for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
International studios
Studios operated at beginning of period	520	482	491	450
New studio openings	26	21	69	62
Studios no longer operating	(7)	(12)	(21)	(21)
Studios operated at end of period	539	491	539	491

The following table sets forth the total number of operating studios globally for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total studios
Studios operated at beginning of period	3,165	3,020	3,097	2,896
New studio openings	54	78	187	263
Studios no longer operating	(34)	(32)	(99)	(93)
Studios operated at end of period	3,185	3,066	3,185	3,066

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

As of September 30, 2026, we estimate approximately 30% of our global license obligations are over 12 months behind the applicable development schedule due to various circumstances and are currently inactive. This delay in development has resulted in delays in studio openings and may also lead to increased terminations, which could have a negative long-term impact on our business and operating results.

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

The following table reconciles our North America Region operating studios for the three and nine months ended September 30, 2026 and 2025, respectively, to the total studios contributing to both AUV (LTM as of period end) and Quarterly AUV (run rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America Region studios contributing to AUV (LTM as of period)
Operating studios (end of period)	2,646	2,575	2,646	2,575
Studios no longer operating but generated sales in the period	11	5	11	5
Less: studios less than 13 months old	(192)	(307)	(192)	(307)
Less: non-traditional studio locations	(2)	(4)	(2)	(4)
Less: studios without 13 months of consecutive sales as of measurement date	(3)	(8)	(3)	(8)
Total	2,460	2,261	2,460	2,261

North America Region studios contributing to Quarterly AUV (run rate)
Operating studios (end of period)	2,646	2,575	NA	NA
Studios no longer operating but generated sales in the period	41	31	NA	NA
Less: studios less than 6 months old	(118)	(200)	NA	NA
Less: non-traditional studio locations	(2)	(4)	NA	NA
Less: studios with no sales in the period	—	—	NA	NA
Total	2,567	2,402	NA	NA

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

The following table reconciles our North America Region operating studios for the three and nine months ended September 30, 2026 and 2025, respectively, to the total studios contributing to same store sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America Region studios contributing to same store sales
Operating studios (end of period)	2,646	2,575	2,646	2,575
Studios no longer operating but generated sales in the period	26	16	73	66
Less: studios less than 13 months old	(192)	(307)	(192)	(307)
Less: non-traditional studio locations	(2)	(4)	(2)	(4)
Less: studios without 13 months of consecutive sales as of the last month that had positive sales within the period being measured	(3)	(5)	(3)	(3)
Total	2,475	2,275	2,522	2,327

Results of Operations

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue, net:
Franchise revenue	$43,409	$51,882	$128,554	$141,129
Equipment revenue	4,294	7,459	15,703	28,072
Merchandise revenue	383	4,802	1,578	16,670
Franchise marketing fund revenue	8,465	8,827	25,910	27,557
Other service revenue	5,710	5,854	17,198	18,487
Total revenue, net	62,261	78,824	188,943	231,915
Operating costs and expenses:
Costs of product revenue	3,140	10,246	12,349	32,723
Costs of franchise and service revenue	4,323	7,047	11,783	15,099
Selling, general and administrative expenses	28,205	24,664	90,278	94,293
Impairment of goodwill and other noncurrent assets	—	17,568	—	32,411
Depreciation and amortization	1,329	3,679	5,346	9,608
Marketing fund expense	9,565	8,983	32,679	27,195
Acquisition and transaction expense (income)	(3,843)	3,071	(5,591)	(7,482)
Total operating costs and expenses	42,719	75,258	146,844	203,847
Operating income	19,542	3,566	42,099	28,068
Other expense (income):
Interest income	(684)	(1,094)	(1,989)	(2,414)
Other income	—	(1,133)	—	(1,133)
Interest expense	15,195	12,917	44,637	37,280
Tax receivable agreement expense (income)	—	(644)	—	1,331
Total other expense	14,511	10,046	42,648	35,064
Income (loss) before income taxes	5,031	(6,480)	(549)	(6,996)
Income taxes	123	266	194	1,063
Net income (loss)	$4,908	$(6,746)	$(743)	$(8,059)

The following table presents our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue, net:
Franchise revenue	70%	66%	68%	61%
Equipment revenue	7%	9%	8%	12%
Merchandise revenue	1%	6%	1%	7%
Franchise marketing fund revenue	14%	11%	14%	12%
Other service revenue	8%	8%	9%	8%
Total revenue, net	100%	100%	100%	100%
Operating costs and expenses:
Costs of product revenue	5%	13%	7%	14%
Costs of franchise and service revenue	7%	9%	6%	7%
Selling, general and administrative expenses	45%	31%	48%	41%
Impairment of goodwill and other noncurrent assets	—%	22%	—%	14%
Depreciation and amortization	2%	5%	3%	4%
Marketing fund expense	15%	11%	17%	12%
Acquisition and transaction expense (income)	(6)%	4%	(3)%	(3)%
Total operating costs and expenses	69%	95%	78%	89%
Operating income (loss)	31%	5%	22%	11%
Other expense (income):
Interest income	(1)%	(1)%	(1)%	(1)%
Other income	—%	(1)%	—%	—%
Interest expense	24%	16%	24%	16%
Tax receivable agreement expense (income)	—%	(1)%	—%	1%
Total other expense	23%	13%	23%	16%
Income (loss) before income taxes	8%	(8)%	(1)%	(5)%
Income taxes	—%	—%	—%	—%
Net income (loss)	8%	(8)%	(1)%	(5)%

Comparison of the three months ended September 30, 2026 and 2025

The following is a discussion of our consolidated results of operations for the three months ended September 30, 2026 versus the three months ended September 30, 2025.

Revenue

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Franchise revenue	$43,409	$51,882	$(8,473)	(16.3)%
Equipment revenue	4,294	7,459	(3,165)	(42.4)%
Merchandise revenue	383	4,802	(4,419)	(92.0)%
Franchise marketing fund revenue	8,465	8,827	(362)	(4.1)%
Other service revenue	5,710	5,854	(144)	(2.5)%
Total revenue, net	$62,261	$78,824	$(16,563)	(21.0)%

Total revenue, net. Total revenue was $62.3 million in the three months ended September 30, 2026, compared to $78.8 million in the three months ended September 30, 2025, a decrease of $16.6 million, or 21%. The decrease in total revenue was primarily due to lower merchandise revenue and lower equipment revenue related to a decrease in equipment installations.

Franchise revenue. Franchise revenue was $43.4 million in the three months ended September 30, 2026, compared to $51.9 million in the three months ended September 30, 2025, a decrease of $8.5 million, or 16%. Franchise revenue consisted of franchise royalty fees of $31.2 million, franchise territory fees of $6.6 million, technology fees of $3.3 million and training fees of $2.3 million in the three months ended September 30, 2026, compared to franchise royalty fees of $31.5 million, franchise territory fees of $13.7 million, technology fees of $3.6 million and training fees of $3.1 million in the three months ended September 30, 2025. The decrease in franchise royalty fees was primarily due to a decrease in same store sales coupled with a decrease due to brand divestitures in 2025. The decrease in franchise territory fees was primarily attributable to a decrease of $6.1 million in revenue recognized as a result of franchise agreement terminations year-over-year to $3.2 million in the three months ended September 30, 2026, compared to $9.3 million in the prior year period.

Equipment revenue. Equipment revenue was $4.3 million in the three months ended September 30, 2026, compared to $7.5 million in the three months ended September 30, 2025, a decrease of $3.2 million, or 42%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily due to a decrease in global equipment installations in the three months ended September 30, 2026, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and reflecting extended development and opening timelines.

Merchandise revenue. Merchandise revenue was $0.4 million in the three months ended September 30, 2026, compared to $4.8 million in the three months ended September 30, 2025, a decrease of $4.4 million, or 92%. The decrease in merchandise revenue was primarily due to the change in strategy to outsource our retail merchandise inventory compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $8.5 million in the three months ended September 30, 2026, compared to $8.8 million in the three months ended September 30, 2025, a decrease of $0.4 million, or 4%. The decrease was primarily due to a decrease in same store sales and the impact of divested brands compared to the prior year period.

Other service revenue. Other service revenue was $5.7 million in the three months ended September 30, 2026, compared to $5.9 million in the three months ended September 30, 2025, a decrease of $0.1 million, or 2%. The decrease was primarily due to a decrease in vendor commission.

Operating Costs and Expenses

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Costs of product revenue	$3,140	$10,246	$(7,106)	(69.4)%
Costs of franchise and service revenue	4,323	7,047	(2,724)	(38.7)%
Selling, general and administrative expenses	28,205	24,664	3,541	14.4%
Impairment of goodwill and other noncurrent assets	—	17,568	(17,568)	(100.0)%
Depreciation and amortization	1,329	3,679	(2,350)	(63.9)%
Marketing fund expense	9,565	8,983	582	6.5%
Acquisition and transaction expense (income)	(3,843)	3,071	(6,914)	(225.1)%
Total operating costs and expenses	$42,719	$75,258	$(32,539)	(43.2)%

Costs of product revenue. Costs of product revenue was $3.1 million in the three months ended September 30, 2026, compared to $10.2 million in the three months ended September 30, 2025, a decrease of $7.1 million, or 69%, compared to a decrease in related revenues of 62%. The decrease in cost of product revenue was primarily driven by a strategic shift to outsource retail merchandise inventory and a reduction in global equipment installations during the three months ended September 30, 2026, compared to the prior year period. Costs of product revenue as a percentage of related revenue decreased to 67% in the three months ended September 30, 2026, from 84% in the comparable prior year period.

Costs of franchise and service revenue. Costs of franchise and service revenue were $4.3 million in the three months ended September 30, 2026, compared to $7.0 million in the three months ended September 30, 2025, a decrease of $2.7 million, or 39%. The decrease was primarily due to a $2.5 million decrease in franchise sales commissions. The overall decrease is consistent with the decrease in related franchise territory revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses were $28.2 million in the three months ended September 30, 2026, compared to $24.7 million in the three months ended September 30, 2025, an increase of $3.5 million, or 14%. The increase was primarily attributable to an increase in legal expenses of $4.6 million related to various legal matters; a net increase of $3.1 million in professional services and financial transaction fees; a $0.2 million increase in loss on guaranty of franchisee third-party loans and an increase in marketing and advertising expenses of $0.2 million. The overall increase in selling, general and administrative expenses was partially offset by a decrease in salaries and wages of $2.1 million due to a reduction in headcount; a decrease of $0.4 million in equity-based compensation expense due to an increase in forfeitures over the prior year period; $0.7 million decrease in bad debt expense; lower restructuring and related charges of $0.8 million in the current year period and a decrease in other variable expenses of $0.6 million.

Impairment of goodwill and other noncurrent assets. Impairment of goodwill and other noncurrent assets was $0.0 million in the three months ended September 30, 2026, compared to $17.6 million in the three months ended September 30, 2025, a decrease of $17.6 million due to $12.7 million impairment of trademark, franchise agreement and deferred video production intangible assets related to the BFT reporting unit and other noncurrent asset impairments of $4.9 million in the prior year.

Depreciation and amortization. Depreciation and amortization expense was $1.3 million in the three months ended September 30, 2026, compared to $3.7 million in the three months ended September 30, 2025, a decrease of $2.4 million, or 64%. The decrease was primarily due to a decrease in intangible assets related to impairments during the three months ended September 30, 2025.

Marketing fund expense. Marketing fund expense was $9.6 million in the three months ended September 30, 2026, compared to $9.0 million in the three months ended September 30, 2025, an increase of $0.6 million, or 6%. The increase reflected the timing of incremental marketing spend, as the Company front-loaded more investment in the third quarter of 2026 compared with the third quarter of 2025. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the three months ended September 30, 2026, marketing fund revenue was $1.1 million lower than marketing fund expense.

Acquisition and transaction expense (income). Acquisition and transaction income was $3.8 million in the three months ended September 30, 2026, compared to $3.1 million expense in the three months ended September 30, 2025, an increase of $6.9 million, or 225%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

Other (Income) Expense, net

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Interest income	$(684)	$(1,094)	$410	(37.5)%
Other income	—	(1,133)	1,133	(100.0)%
Interest expense	15,195	12,917	2,278	17.6%
Tax receivable agreement income	—	(644)	644	(100.0)%
Total other expense, net	$14,511	$10,046	$4,465	44.4%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $0.7 million in the three months ended September 30, 2026, compared to $1.1 million in the three months ended September 30, 2025.

Interest expense. Interest expense was $15.2 million in the three months ended September 30, 2026, compared to $12.9 million in the three months ended September 30, 2025, an increase of $2.3 million, or 18%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization and write off of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.0 million in the three months ended September 30, 2026, compared to a benefit of $0.6 million in the three months ended September 30, 2025. The change was due to the absence of TRA expense in the current period. There is no TRA expense, as the Company recorded lower pretax book income after discrete items for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Income Taxes

	Three Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Income taxes	$123	$266	$(143)	(53.8)%

Income taxes (benefit). Income taxes was 2.4% of our share of pre-tax book loss in the three months ended September 30, 2026, compared to (4.1%) of pre-tax book loss in the three months ended September 30, 2025. The decrease in income tax expense was primarily driven by lower pre-tax book income after discrete items in the current period as compared to the prior period.

Comparison of the nine months ended September 30, 2026 and 2025

The following is a discussion of our consolidated results of operations for the nine months ended September 30, 2026 versus the nine months ended September 30, 2025.

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Franchise revenue	$128,554	$141,129	$(12,575)	(8.9)%
Equipment revenue	15,703	28,072	(12,369)	(44.1)%
Merchandise revenue	1,578	16,670	(15,092)	(90.5)%
Franchise marketing fund revenue	25,910	27,557	(1,647)	(6.0)%
Other service revenue	17,198	18,487	(1,289)	(7.0)%
Total revenue, net	$188,943	$231,915	$(42,972)	(18.5)%

Total revenue. Total revenue was $188.9 million in the nine months ended September 30, 2026, compared to $231.9 million in the nine months ended September 30, 2025, a decrease of $43.0 million, or 19%. The decrease in total revenue was primarily due to lower merchandise revenue and lower equipment revenue related to a decrease in equipment installations.

Franchise revenue. Franchise revenue was $128.6 million in the nine months ended September 30, 2026, compared to $141.1 million in the nine months ended September 30, 2025, a decrease of $12.6 million, or 9%. Franchise revenue consisted of franchise royalty fees of $95.1 million, franchise territory fees of $16.0 million, technology fees of $9.9 million and training fees of $7.5 million in the nine months ended September 30, 2026, compared to franchise royalty fees of $97.7 million, franchise territory fees of $21.8 million, technology fees of $12.5 million and training fees of $9.2 million in the nine months ended September 30, 2025. The decrease in franchise royalty fees was primarily due to a decrease in same store sales coupled with a decrease due to brand divestitures in 2025. The decrease in franchise territory fees was primarily attributable to a decrease of $4.5 million in revenue recognized as a result of franchise agreement terminations year-over-year to $6.2 million in the nine months ended September 30, 2026, compared to $10.7 million in the prior year period.

Equipment revenue. Equipment revenue was $15.7 million in the nine months ended September 30, 2026, compared to $28.1 million in the nine months ended September 30, 2025, a decrease of $12.4 million, or 44%. Most equipment revenue is recognized in the period when the equipment is installed. The decrease in equipment revenue was primarily driven by a decrease in global equipment installations in the nine months ended September 30, 2026, compared to the prior year period, driven by a decrease in studio openings compared to the prior year period and reflecting extended development and opening timelines.

Merchandise revenue. Merchandise revenue was $1.6 million in the nine months ended September 30, 2026, compared to $16.7 million in the nine months ended September 30, 2025, a decrease of $15.1 million, or 91%. The decrease in merchandise revenue was primarily due to the change in strategy to outsource our retail merchandise inventory compared to the prior period.

Franchise marketing fund revenue. Franchise marketing fund revenue was $25.9 million in the nine months ended September 30, 2026, compared to $27.6 million in the nine months ended September 30, 2025, a decrease of $1.6 million, or 6%. The decrease was primarily due to a decrease in same store sales and the impact of divested brands compared to the prior year period.

Other service revenue. Other service revenue was $17.2 million in the nine months ended September 30, 2026, compared to $18.5 million in the nine months ended September 30, 2025, a decrease of $1.3 million, or 7%. The decrease was primarily due to a $0.8 million decrease in vendor commission and brand access fee revenues.

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Costs of product revenue	$12,349	$32,723	$(20,374)	(62.3)%
Costs of franchise and service revenue	11,783	15,099	(3,316)	(22.0)%
Selling, general and administrative expenses	90,278	94,293	(4,015)	(4.3)%
Impairment of goodwill and other assets	—	32,411	(32,411)	(100.0)%
Depreciation and amortization	5,346	9,608	(4,262)	(44.4)%
Marketing fund expense	32,679	27,195	5,484	20.2%
Acquisition and transaction income	(5,591)	(7,482)	1,891	(25.3)%
Total operating costs and expenses	$146,844	$203,847	$(57,003)	(28.0)%

Costs of product revenue. Costs of product revenue was $12.3 million in the nine months ended September 30, 2026, compared to $32.7 million in the nine months ended September 30, 2025, a decrease of $20.4 million, or 62%, compared to a decrease in related revenues of 71%. The decrease in cost of product revenue was primarily driven by a strategic shift to outsource retail merchandise inventory and a decrease in global equipment installations in the nine months ended September 30, 2026, compared to the prior year period. Costs of product revenue as a percentage of related revenue decreased to 71% in the nine months ended September 30, 2026 from 73% in the comparable prior year period.

Costs of franchise and service revenue. Costs of franchise and service revenue were $11.8 million in the nine months ended September 30, 2026, compared to $15.1 million in the nine months ended September 30, 2025, a decrease of $3.3 million, or 22%. The decrease was primarily due to a $2.1 million decrease in franchise sales commissions, consistent with the related franchise territory revenue decrease.

Selling, general and administrative expenses. Selling, general and administrative expenses were $90.3 million in the nine months ended September 30, 2026, compared to $94.3 million in the nine months ended September 30, 2025, a decrease of $4.0 million, or 4%. The decrease was primarily attributable to a decrease in salaries and wages of $5.2 million due to a reduction in headcount; a decrease in legal expenses of $2.0 million (including nonrecurring insurance credits of $2.2 million in the current period) related to various legal matters; a decrease of $2.6 million in equity-based compensation expense due to higher forfeitures in the prior year period; $1.8 million decrease in bad debt expense, lower restructuring and related charges of $1.9 million in the current year period; a $1.8 million decrease in loss on guaranty of franchisee third-party loans; and a decrease in other variable expenses of $0.6 million. The decrease in selling, general and administrative expenses was partially offset by an increase of $5.5 million in professional services and financial transaction fees; an increase in net loss of $5.0 due to adjustment of contingent consideration receivable related to Lindora in 2026 and divestiture of brands in 2025; and an increase in marketing and advertising expenses of $1.4 million.

Impairment of goodwill and other assets. Impairment of goodwill and other assets was $0.0 million in the nine months ended September 30, 2026, compared to $32.4 million in the nine months ended September 30, 2025, a decrease of $32.4 million, or 100%. The decrease was due to impairments of goodwill of $5.1 million and $2.3 million related to the BFT and Lindora reporting units, respectively, impairment of trademark of $3.4 million related to the CycleBar reporting unit, impairment of trademark, franchise agreement and deferred video production cost intangible assets of $12.7 million related to the BFT reporting unit, and other noncurrent asset impairments of $8.9 million in the prior year.

Depreciation and amortization. Depreciation and amortization expense was $5.3 million in the nine months ended September 30, 2026, compared to $9.6 million in the nine months ended September 30, 2025, a decrease of $4.3 million, or 44%. The decrease was primarily due to a decrease in fixed assets related to impairment of software assets and a decrease in intangible assets due to impairments during the year ended December 31, 2025.

Marketing fund expense. Marketing fund expense was $32.7 million in the nine months ended September 30, 2026, compared to $27.2 million in the nine months ended September 30, 2025, an increase of $5.5 million, or 20%. The increase reflected the timing of incremental marketing spend, as the Company front-loaded more investment in the nine months ended September 30, 2026 compared with the prior year. Marketing fund expenses are recorded as incurred, which may not occur in the same period as the recognition of franchise marketing fund revenue. For the nine months ended September 30, 2026, marketing fund revenue was $6.8 million lower than marketing fund expense.

Acquisition and transaction expenses (income). Acquisition and transaction income was $5.6 million in the nine months ended September 30, 2026, compared to income of $7.5 million in the nine months ended September 30, 2025, a decrease in income of $1.9 million, or 25%. These charges primarily represent the non-cash change in contingent consideration related to 2021 and 2024 business acquisitions.

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Interest income	$(1,989)	$(2,414)	$425	(17.6)%
Other income	—	(1,133)	1,133	(100.0)%
Interest expense	44,637	37,280	7,357	19.7%
Tax receivable agreement expense	—	1,331	(1,331)	(100.0)%
Total other expense, net	$42,648	$35,064	$7,584	21.6%

Interest income. Interest income primarily consists of interest on notes receivable and interest income received from various interest-bearing bank accounts, which was $2.0 million in the nine months ended September 30, 2026, compared to $2.4 million in the nine months ended September 30, 2025.

Interest expense. Interest expense was $44.6 million in the nine months ended September 30, 2026, compared to $37.3 million in the nine months ended September 30, 2025, an increase of $7.4 million, or 20%. Interest expense consists of interest on long-term debt, accretion of earn-out liabilities and amortization of deferred loan costs and debt discount. The increase was primarily due to higher average debt balances in the current year period, partly offset by lower average interest rates on our credit agreement.

Other expense. Other expense consists of TRA expense, which was $0.0 million in the nine months ended September 30, 2026, compared to $1.3 million in the nine months ended September 30, 2025.

	Nine Months Ended September 30,		Change from Prior Year
	2026	2025	$	%
	($ in thousands)
Income taxes	$194	$1,063	$(869)	(81.7)%

Income taxes. Income taxes were -35.3% of pre-tax book loss in the nine months ended September 30, 2026, compared to -15.2% in the nine months ended September 30, 2025. The decrease in income tax expense was primarily driven by pre-tax book loss after discrete items in the current period as compared to pre-tax book income after discrete items in the prior period.

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

Adjusted EBITDA

We define adjusted EBITDA as EBITDA (net income/loss before interest, taxes, depreciation and amortization), adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity-based compensation and related employer payroll taxes, acquisition and transaction expenses (income) (including change in contingent consideration), litigation expenses (consisting of legal and related fees for specific proceedings that arise outside of the ordinary course of our business net of insurance reimbursements), fees for financial transactions (including costs related to strategic alternatives and other contemplated corporate transactions), expense related to the remeasurement of our TRA obligation, expense related to loss on impairment of goodwill and other noncurrent assets, loss and expenses related to brand divestitures (including expenses directly related to the divested brands for arrangements that existed prior to divestiture), executive transition costs (consisting of executive recruiting costs and other related costs), transformation initiative costs (primarily consisting of third-party professional consulting fees related to modifications of our business strategy and cost saving initiatives), other income (consisting of royalties received from divested brands) and restructuring and related charges incurred in connection with our restructuring plan that we do not believe reflect our underlying business performance and affect comparability. For the nine months ended September 30, 2026, loss and expenses related to brand divestitures (excluding impairments) primarily represents loss on franchisee loan guarantees of $0.9 million and adjustments to contingent consideration receivable of $3.7 million. EBITDA and adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$4,908	$(6,746)	$(743)	$(8,059)
Interest expense, net	14,511	11,823	42,648	34,866
Income taxes	123	266	194	1,063
Depreciation and amortization	1,329	3,679	5,346	9,608
EBITDA	20,871	9,022	47,445	37,478
Equity-based compensation	2,033	2,394	5,720	8,341
Employer payroll taxes related to equity-based compensation	5	11	77	270
Acquisition and transaction expense (income)	(3,843)	3,071	(5,591)	(7,482)
Litigation expenses (benefit)	539	(2,926)	5,370	8,342
Financial transaction fees and related expenses	3,584	30	5,365	472
TRA remeasurement	—	(644)	—	1,331
Impairment of goodwill and other noncurrent assets	—	17,568	—	32,411
Loss and expenses due to brand divestitures (excluding impairments)	239	3,919	5,203	4,000
Executive transition costs	—	7	931	7
Transformation initiative costs	—	(15)	—	874
Other income	—	(1,133)	—	(1,133)
Restructuring and related charges (excluding impairments)	881	2,175	2,137	3,993
Adjusted EBITDA	$24,309	$33,479	$66,657	$88,904

Liquidity and Capital Resources

As of September 30, 2026, we had $21.6 million of cash and cash equivalents, excluding $5.6 million of restricted cash consisting of marketing fund restricted cash of $4.8 million and a standby letter of credit guarantee.

We principally require cash to fund day-to-day operations, finance capital investments, service our outstanding debt and address our working capital needs. Additionally, we require cash to fund the investments in our data warehouse project and other investments to become a data driven company. Based on our current level of operations, we believe that our available cash balance and the cash generated from our operations will be adequate to meet our anticipated debt service requirements and obligations under our TRA, capital expenditures, payment of tax distributions and working capital needs for at least the next twelve months beginning November 9, 2026 and beyond such twelve month period based on our current business plans. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors”, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our credit facility or otherwise to enable us to service our indebtedness, including our credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Credit Facility

On December 8, 2025 (the “Closing Date”), we entered into a Financing Agreement with HPS Investment Partners LLC, as administrative agent and collateral agent, and the lenders party thereto (the “Credit Agreement”), which consisted of a term loan facility in a principal amount of $525 million (the “Closing Date Term Loans”) and a revolving credit facility in a principal amount of $25 million (the “Revolving Loans”). Our obligations under the Credit Agreement are jointly and severally guaranteed by XPO Holdings and certain subsidiaries of XPO Holdings (collectively, the “Guarantors”, and together with us, the “Loan Parties”) and are secured by a first priority lien on substantially all of our assets, subject to customary exceptions. The net proceeds from the Credit Agreement were used (i) to repay all outstanding indebtedness under the prior credit agreement, (ii) to repurchase all outstanding shares of the redeemable convertible preferred stock and (iii) to pay the Transaction Expenses (as defined in the Credit Agreement). The proceeds of the Revolving Loans will be used by the Company for working capital and general corporate purposes.

The Credit Agreement contains various conditions to borrowing and certain customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments and dispose of assets. The Credit Agreement includes a financial covenant requiring us to maintain a Total Net Leverage Ratio (as discussed further in the Credit Agreement) not to exceed a certain threshold (pursuant to the table as set forth in Section 7.12 of the Credit Agreement) as of the last day of each Test Period (as defined in the Credit Agreement) commencing with March 31, 2026. The Credit Agreement also contains customary events of default. The Closing Date Term Loans and the Revolving Loans will both mature five years after the Closing Date. As of September 30, 2026 the Company was in compliance with these covenants.

Commencing with the fiscal quarter ending March 31, 2026, and subject to customary adjustments, we will be required to repay (a) on the last Business Day (as defined in the Credit Agreement) of each March, June, September and December (each a “Principal Payment Date”), an aggregate principal amount equal to (i) 0.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the first four Principal Payment Dates (commencing March 31, 2026), (ii) 0.75% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of the next four Principal Payment Dates (i.e., commencing on March 31, 2027) and (iii) 1.25% of the aggregate principal amount of all Closing Date Term Loans outstanding on the Closing Date, in respect of each Principal Payment Date thereafter (i.e., commencing on March 31, 2028). The amount of the quarterly principal payments pursuant to the Credit Agreement was $3.9 million during the nine months ended September 30, 2026.

The total principal amount outstanding on the Closing Date Term Loans was $521.1 million at September 30, 2026. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information about our debt.

Material Cash Requirements

At September 30, 2026, there had been no material changes in our cash requirements from known contractual and other obligations as disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flows

The following table presents summary cash flow information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(21,101)	$17,640
Net cash provided by (used in) investing activities	(2,106)	(2,298)
Net cash provided by (used in) financing activities	4,527	(6,618)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,680)	$8,724

Cash Flows from Operating Activities

In the nine months ended September 30, 2026, cash used in operating activities was $21.1 million, compared to cash provided by operating activities of $17.6 million in the nine months ended September 30, 2025, a decrease in cash provided of $38.7 million. Of the change, $24.2 million was due to a decrease in earnings after adjustments to reconcile net loss to net cash provided by (used in) operating activities and $53.6 million in unfavorable changes in working capital related to accounts receivable, inventories, operating lease liabilities, deferred costs, accrued expenses, other assets and other liabilities, offset by $39.0 million in favorable changes in working capital related to prepaid expenses and other current assets, accounts payable, other current liabilities and deferred revenue in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Cash Flows from Investing Activities

In the nine months ended September 30, 2026 and 2025, cash used in investing activities was $2.1 million and $2.3 million, respectively. The change year over year of $0.2 million was primarily attributable to a decrease in cash used to purchase property and equipment of $1.8 million in the current year, offset by decrease in cash received of $2.0 million from the divestiture of CycleBar and Rumble brands in the prior year.

Cash Flows from Financing Activities

In the nine months ended September 30, 2026, cash provided by financing activities was $4.5 million, compared to cash used of $6.6 million in the nine months ended September 30, 2025, representing a year over year change of $11.1 million. The increase in cash provided was primarily attributable to cash used for payments of preferred stock dividend of $5.7 million in the prior year. In addition, in the current period compared to the prior period, cash provided increased due to lower payments for distributions to Pre-IPO LLC Members of $0.3 million and lower payments for taxes related to net share settlement of restricted share units of $1.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2026, our off-balance sheet arrangements consisted of guarantees of lease agreements for certain franchisees. Our potential obligation under these agreements is approximately $4.1 million and would only require payment upon default by the primary obligor. We determined the fair value of these guarantees at inception was not material, and as of September 30, 2026 $0.4 million accrual has been recorded for our potential obligation under the guaranty arrangements. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information regarding these operating leases and guarantees.

In July 2022, we entered into an agreement with a third-party financing company, who provides loans to our qualified franchisees, pursuant to which we serve as guarantor for such loans. In addition, we issued a $0.8 million standby letter of credit in connection therewith, which represents a portion of our potential aggregate liability under the guaranty. The standby letter of credit is contingent upon the failure of franchisees to perform according to the terms of underlying contracts with the third party. We deposited cash in a restricted account as collateral for the standby letter of credit. The estimated fair value of these guarantees at inception was not material, and as of September 30, 2026, a $1.2 million accrual has been recorded for our potential obligation under this guaranty arrangement. See Note 14 of Notes to Condensed Consolidated Financial Statements for more information.

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

As of September 30, 2026, the outstanding principal balance, net of exit fee, of $521.1 million on the Credit Agreement was subject to variable interest rates. Based upon a sensitivity analysis, a hypothetical 1% change in interest rates on our debt outstanding would change our annual interest expense by approximately $5.2 million.

Foreign Currency Risk

We operate internationally; however, our franchise agreements, including international agreements, are primarily denominated and settled in U.S. dollars. Accordingly, we do not believe we have material exposure to foreign currency exchange risk for the nine months ended September 30, 2026 and 2025 since we operate primarily in the United States for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may continue to increase our international footprint, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

As of September 30, 2026, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, as a result of the material weakness in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as described in “Management’s Plan for Remediation Status Update” below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2026, we have made progress against the remediation plan that we previously disclosed under Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. While we believe that our remediation plan, once fully implemented, is sufficient to remediate the material weaknesses, such a conclusion cannot be reached until applicable controls have been designed, implemented and have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of September 30, 2026, this evaluation of remediation activities remains ongoing.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The material set forth in Note 14 (pertaining to information regarding legal contingencies) of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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
3.1

Certificate of Designation of Preferences, Rights, and Limitations of Series B Preferred Stock of Xponential Fitness, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2026).

4.1

Stockholder Rights Agreement, dated as of October 12, 2026, between Xponential Fitness, Inc. and Computershare Trust Company, N.A., as rights agent. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2026).

10.1

Offer Letter, by and between the Company and Jennifer Ryu†(Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2026).

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

* Filed herewith.

** Furnished herewith.

† Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xponential Fitness, Inc. (Registrant)

Date: November 9, 2026	By:	/s/ Jennifer Ryu
Jennifer Ryu
Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)